Form 10-Q
period 2013-06-30
Sprouts Farmers Market, Inc.
filed 2013-08-23
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number: 001-36029

Sprouts Farmers Market, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0331600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 N. Tatum Boulevard, Suite 2400

Phoenix, Arizona 85028

(Address of principal executive offices and zip code)

(480) 814-8016

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Explanatory Note: The registrant became subject to the filing requirements of Section 13 of the Securities Exchange Act of 1934 on July 31, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 22, 2013, there were outstanding 146,433,944 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2013 and December 30, 2012 (unaudited)	1

Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 30, 2013 and July 1, 2012 (unaudited)	2

Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended June 30, 2013 and the fifty-two weeks ended December 30, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the twenty-six weeks ended June 30, 2013 and July 1, 2012 (unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 6. Exhibits	66

Signatures

i

Explanatory Note

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability of Results of Operations—Corporate Conversion.” As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “we,” “us” and “our” refer to Sprouts Farmers Markets, LLC and, after the corporate conversion, to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries. In the corporate conversion, each unit of Sprouts Farmers Markets, LLC was converted into 11 shares of common stock of Sprouts Farmers Market, Inc., and each option to purchase units of Sprouts Farmers Markets, LLC was converted into an option to purchase 11 shares of common stock of Sprouts Farmers Market, Inc. For the convenience of the reader, except as the context otherwise requires, all information included in this Quarterly Report on Form 10-Q is presented giving effect to the corporate conversion.

On July 31, 2013, the Company’s Registration Statement on Form S-1 (Reg. No. 333-188493) and the Company’s Registration Statement on Form 8-A became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our prospectus dated July 31, 2013, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (referred to as the “Securities Act”), with the Securities and Exchange Commission on August 2, 2013 (referred to as the “Prospectus”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$65,628	$67,211
Accounts receivable, net	9,974	8,415
Inventories	109,143	98,382
Prepaid expenses and other current assets	3,557	4,521
Deferred income tax asset	14,080	24,592

Total current assets	202,382	203,121
Property and equipment, net of accumulated depreciation	347,054	303,166
Intangible assets, net of accumulated amortization	196,112	196,772
Goodwill	368,078	368,078
Other assets	11,089	9,521
Deferred income tax asset	19,020	22,578

Total assets	$1,143,735	$1,103,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,889	$82,721
Accrued salaries and benefits	18,993	21,397
Other accrued liabilities	22,622	27,561
Current portion of capital and financing lease obligations	3,361	3,379
Current portion of long-term debt	2,749	1,788

Total current liabilities	162,614	136,846
Long-term capital and financing lease obligations	115,493	104,260
Long-term debt	680,625	424,756
Other long-term liabilities	56,556	50,619

Total liabilities	1,015,288	716,481

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 125,956,721 shares issued and outstanding, June 30, 2013 and December 30, 2012	126	126
Additional paid-in capital	114,565	395,480
Retained earnings (accumulated deficit)	13,756	(8,851)

Total stockholders’ equity	128,447	386,755

Total liabilities and stockholders’ equity	$1,143,735	$1,103,236

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$622,367	$430,112	$1,196,061	$805,832
Cost of sales, buying and occupancy	435,340	299,381	835,114	558,314

Gross profit	187,027	130,731	360,947	247,518
Direct store expenses	122,985	88,996	237,646	163,829
Selling, general and administrative expenses	20,728	22,584	37,452	39,671
Store pre-opening costs	2,303	343	4,017	854
Store closure and exit costs	933	1,156	1,708	1,279

Income from operations	40,078	17,652	80,124	41,885
Interest expense	(11,391)	(8,365)	(21,556)	(15,463)
Other income	111	44	244	68
Loss on extinguishment of debt	(8,175)	—	(8,175)	—

Income before income taxes	20,623	9,331	50,637	26,490
Income tax provision	(8,155)	(4,025)	(20,052)	(11,638)

Net income	$12,468	$5,306	$30,585	$14,852

Net income per share:
Basic	$0.10	$0.05	$0.24	$0.13
Diluted	$0.10	$0.05	$0.24	$0.13
Weighted average shares outstanding:
Basic	125,958	115,964	125,963	112,982

Diluted	129,716	117,525	129,438	114,472

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2012	110,000,000	$110	$295,694	$(28,351)	$267,453
Net income	—	—	—	19,500	19,500
Issuance of shares to stockholders	831,314	1	4,999	—	5,000
Issuance of shares related to Sunflower Transaction	14,898,136	15	89,590	—	89,605
Issuance of shares	62,271	—	—	—	—
Issuance of shares under 2011 Option Plan, net of shares withheld	189,585	—	549	—	549
Repurchase of shares	(24,585)	—	(148)	—	(148)
Excess income tax benefit in equity	—	—	143	—	143
Equity-based compensation	—	—	4,653	—	4,653

Balances at December 30, 2012	125,956,721	$126	$395,480	$(8,851)	$386,755
Net income	—	—	—	30,585	30,585
Issuance of shares under 2011 Option Plan	12,375	—	75	—	75
Repurchase of shares	(12,375)	—	(113)	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	(282,029)
Antidilution payments made to option holders	—	—	(13,892)	—	(13,892)
Tax benefit of antidilution payments made to option holders	—	—	4,401	—	4,401
Equity-based compensation	—	—	2,665	—	2,665

Balances at June 30, 2013	125,956,721	$126	$114,565	$13,756	$128,447

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities
Net income	$30,585	$14,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,639	15,416
Accretion of asset retirement obligation	71	167
Amortization of financing fees and debt issuance costs	1,479	1,169
Loss on disposal of property and equipment	8	1,226
Gain on sale of intangible assets	(19)	—
Equity-based compensation	2,665	1,659
Non-cash loss on extinguishment of debt	7,976	—
Deferred income taxes	17,074	9,930
Changes in operating assets and liabilities:
Accounts receivable	(792)	(1,082)
Inventories	(10,761)	(5,062)
Prepaid expenses and other current assets	922	5,031
Other assets	163	(4,333)
Accounts payable	28,383	13,605
Accrued salaries and benefits	(2,404)	3,354
Other accrued liabilities	(3,541)	767
Other long-term liabilities	6,503	5,432

Net cash provided by operating activities	100,951	62,131

Cash flows from investing activities
Purchases of property and equipment	(51,676)	(14,223)
Proceeds from disposal of property and equipment	2	9,079
Proceeds from sale of intangible assets	172	—
Acquisition, net of cash acquired	—	(130,174)

Net cash used in investing activities	(51,502)	(135,318)

Cash flows from financing activities
Borrowings on line of credit	—	3,000
Payments on line of credit	—	(3,000)
Borrowings on term loan, net of financing costs	688,127	97,247
Payments on term loan	(405,100)	(1,550)
Borrowings on Sr. Subordinated Notes	—	35,000
Payments on Sr. Subordinated Notes	(35,000)	—
Payments on capital lease obligations	(243)	(206)
Payments on financing lease obligations	(1,398)	(1,104)
Payments of deferred financing costs	(1,370)	(401)
Payments of deferred IPO costs	(970)	—
Cash from landlord related to financing lease obligations	881	527
Payment to stockholders and option holders	(295,921)	—
Repurchase of shares	(113)	—
Proceeds from the issuance of shares	75	5,000

Net cash provided by (used in) financing activities	(51,032)	134,513

Net (decrease) increase in cash and cash equivalents	(1,583)	61,326
Cash and cash equivalents at beginning of the period	67,211	14,542

Cash and cash equivalents at the end of the period	$65,628	$75,868

Supplemental disclosure of cash flow information
Cash paid for interest	$24,353	$14,588
Cash paid for income taxes	1,192	1,171
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$15,216	$178
Property acquired through capital and financing lease obligations	11,069	2,198

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a specialty retailer of natural and organic food, offering a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012 included in the Company’s Prospectus dated July 31, 2013, filed on August 2, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), in respect of the Company’s Registration Statement on Form S-1 (Reg. No. 333-188493).

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal years 2012 and 2013 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

The Company has one reportable and one operating segment.

The Company’s business is subject to modest seasonality. Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributes approximately 26% of the Company’s net sales, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

All dollar amounts are in thousands, unless otherwise noted.

2. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends Accounting Standards Codification (“ASC”) 405, “Liabilities.” The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The provisions are effective for the Company’s first quarter of 2014. The Company does not expect adoption of this guidance to have a material effect on its consolidated financial statements.

During the second fiscal quarter of 2013, the Company adopted ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The adoption concerns presentation and disclosure only, and as the Company does not have items of other comprehensive income, it did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” ASU No. 2013-11 requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of these provisions to have a material effect on the consolidated financial statements.

3. Fair Value Measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value in accordance with GAAP. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, intangible assets, long-lived assets and in the valuation of store closure and exit costs.

The determination of fair values of certain tangible and intangible assets for purposes of the Company’s goodwill impairment evaluation as described above was based upon Level 3 inputs. Closed store reserves are recorded at net present value to approximate fair value which is classified as Level 3 in the hierarchy. The estimated fair value of the closed store reserve is calculated based on the present value of the remaining lease payments and other charges using a weighted average cost of capital, reduced by estimated sublease rentals. The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Term Loan and Former Term Loan (as defined in Note 7, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of June 30, 2013 and December 30, 2012. The carrying amount of the Senior Subordinated Promissory Notes (as defined in Note 7, “Long-Term Debt”) approximates fair value as its terms are consistent with current market rates as of December 30, 2012. The Company’s estimates of the fair value of long-term debt (including current maturities) and the Senior Subordinated Promissory Notes were classified as Level 2 in the fair value hierarchy.

4. Business Combinations

In May 2012, the Company acquired Sunflower Farmers Markets, Inc., a Delaware corporation (the “Sunflower Transaction”) that operated 37 Sunflower Farmers Market stores (“Sunflower”), which increased the Company’s total store count to 143 and extended the Company’s footprint into New Mexico, Nevada, Oklahoma and Utah. The Company’s consolidated financial statements include the financial position, results of operations and cash flows of Sunflower commencing on May 29, 2012.

Unaudited supplemental pro forma information

The following table presents unaudited supplemental pro forma consolidated results of operations information for the thirteen and twenty-six weeks ended July 1, 2012. The unaudited supplemental pro forma consolidated results of operations information gives effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt, as if the Sunflower Transaction occurred at the beginning of 2011:

	Thirteen Weeks Ended July 1, 2012	Twenty-Six Weeks Ended July 1, 2012
Net sales	$508,477	$1,001,971
Net income	$3,292	$15,173

The unaudited supplemental pro forma consolidated results of operations information is provided for illustrative purposes only and does not purport to present what the actual results of operations would have been had the Sunflower Transaction actually occurred on the date indicated, nor does it purport to represent results of operations for any future period. The unaudited supplemental pro forma information includes certain non-recurring costs incurred as a result of the Sunflower Transaction, such as acquisition-related costs and expenses due to change in control. The information does not reflect any cost savings or other benefits that may be obtained through synergies among the operations of the Company, except to the extent realized in 2012.

5. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	June 30, 2013	December 30, 2012
Vendor	$5,110	$5,602
Landlord incentives	4,242	845
Medical insurance receivables	52	1,287
Other	570	681

Total	$9,974	$8,415

Medical insurance receivables relate to amounts receivable from the Company’s health insurance carrier for claims in excess of stop-loss limits.

As of both June 30, 2013 and December 30, 2012, the Company had recorded allowances of $0.3 million for certain receivables.

6. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	June 30, 2013	December 30, 2012
Accrued payroll	$7,146	$5,626
Vacation	6,952	6,747
Bonuses	4,254	6,253
Severance	438	2,528
Other	203	243

Total	$18,993	$21,397

7. Long-Term Debt

A summary of long-term debt is as follows:

	Maturity	Interest Rate	As Of
Facility			June 30, 2013	December 30, 2012
Senior Secured
$700.0 million Term Loan, net of original issue discount	April 2020	Variable	$683,374	$—
$60.0 million Revolving Credit Facility	April 2018	Variable	—	—
$410.0 million Former Term Loan, net of original issue discount	April 2018	Variable	—	391,544
$50.0 million Former Revolving Credit Facility	April 2016	Variable	—	—
Senior Subordinated Notes
$35.0 million Senior Subordinated Promissory Notes	July 2019	10%-14%	—	35,000

Total debt			683,374	426,544
Less current portion			(2,749)	(1,788)

Long-term debt, net of current portion			$680,625	$424,756

Current portion of long-term debt is presented net of issue discount of $2.5 million and $2.3 million as of June 30, 2013 and December 30, 2012, respectively. The noncurrent portion of long-term debt is presented net of issue discount of $14.1 million and $11.3 million at June 30, 2013 and December 30, 2012, respectively.

Senior Secured Credit Facilities

April 2013 Refinancing

On April 23, 2013, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, refinanced (the “April 2013 Refinancing”) the Former Revolving Credit Facility and the Former Term Loan (each, as defined below), by entering into a new credit facility (the “Credit Facility”). The Credit Facility provides for a $700.0 million term loan (the “Term Loan”) and a $60.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

The proceeds of the Term Loan were used to repay in full the outstanding Former Term Loan balance of $403.1 million. No amounts were outstanding under the Former Revolving Credit Facility. The remaining proceeds from the Term Loan, together with cash on hand, were used to make a $282.0 million distribution to the Company’s equity holders, to make payments of $13.9 million to vested option holders and to pay transaction fees and expenses related to the refinancing.

The terms of the Credit Facility allow the Company, subject to certain conditions, to increase the amount of the term loans and revolving commitments thereunder by an aggregate incremental amount of up to $160.0 million, plus an additional amount, so long as after giving effect to such increase, (i) in the case of incremental loans that rank pari passu with the initial term loans, the net first lien leverage ratio does not exceed 4.00 to 1.00, and (ii) in the case of incremental loans that rank junior to the initial Term Loan, the total leverage ratio does not exceed 5.25 to 1.00.

Guarantees

Obligations under the Credit Facility are guaranteed by the Company and all of its current and future wholly owned material domestic subsidiaries. Borrowings under the Credit Facility are secured by (i) a pledge by Sprouts of its equity interests in Intermediate Holdings and (ii) first-priority liens on substantially all assets of Intermediate Holdings and the subsidiary guarantors, in each case, subject to permitted liens and certain exceptions.

Term Loan

In April 2013, as discussed above, the Company borrowed $700.0 million, net of financing fees of $2.3 million and issue discount of $17.1 million under the Term Loan and used the proceeds to repay the Former Term Loan, pay equity and option holders and pay transaction fees and expenses. Financing fees and issue discount related to the Term Loan are being amortized to interest expense over the term of the Term Loan. As of June 30, 2013, the outstanding balance of the Term Loan was $683.4 million, net of issue discount of $16.6 million.

On August 6, 2013, the Company used $340.0 million of the net proceeds from its initial public offering to make a partial repayment of the Term Loan. See Note 15 “Subsequent Events.” Such repayment resulted in $9.0 million of loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt will be reflected in the Company’s statement of operations for the thirteen and thirty-nine weeks ended September 29, 2013.

Interest and Applicable Margin

All amounts outstanding under the Credit Facility will bear interest, at the Company’s option, at a rate per annum equal to LIBOR (with a 1.00% floor with respect to Eurodollar borrowings under the Term Loan), adjusted for statutory reserves, plus a margin equal to 3.50%, or an alternate base rate, plus a margin equal to 2.50%, as set forth in the Credit Facility. These interest margins may be reduced by 50 basis points, subject to (i) the consummation of the Company’s initial public offering, and (ii) either (a) the Company achieving a reduction in the net first lien leverage ratio to less than or equal to 2.75 to 1.00 or (b) the Company receiving an upgrade in credit ratings to not be lower than B1 and B+ from Standard & Poor’s Ratings Group or Moody’s Investors Service, Inc., respectively. The reduction in interest as a result of the consummation of the Company’s initial public offering and reduction of the net first lien leverage ratio will be effective in the fourth quarter of fiscal 2013. See Note 15 “Subsequent Events.”

Payments and Prepayments

The Term Loan will mature in April 2020 and will amortize at a rate per annum, in four equal quarterly installments, in an aggregate amount equal to 1.00%, with the balance due on the maturity date.

Subject to exceptions set forth therein, the Credit Facility requires mandatory prepayments, in amounts equal to (i) 50% (reduced to 25% if net first lien leverage is less than 3.00 to 1.00 but greater than 2.50 to 1.00 and 0% if net first lien leverage is less than 2.50 to 1.00) of excess cash flow (as defined in the Credit Facility) at the end of each fiscal year, (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales by the Company or any subsidiary guarantor (subject to certain exceptions and reinvestment provisions) and (iii) 100% of the net cash proceeds from the issuance or incurrence of debt by the Company or any of its subsidiaries not permitted under the Credit Facility.

Voluntary prepayments of borrowings under the Credit Facility are permitted at any time, in agreed-upon minimum principal amounts. There is a prepayment fee equal to 1.00% of the principal amount of the Term Loan under the Credit Facility optionally prepaid in connection with any “repricing transaction” on or prior to the first anniversary of the closing date. Prepayments made thereafter will not be subject to premium or penalty (except LIBOR breakage costs, if applicable).

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and a $5.0 million swingline loan subfacilities. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. Letters of credit totaling $8.0 million were issued under the Revolving Credit Facility in order to backstop, replace or roll-over existing letters of credit under the Former Revolving Credit Facility.

Interest terms on the Revolving Credit Facility are the same as the Term Loan.

The Company capitalized debt issuance costs of $1.1 million related to the Revolving Credit Facility, which are being amortized to interest expense over the term of the Revolving Credit Facility.

There are no amounts outstanding on the Revolving Credit Facility at June 30, 2013. Letters of credit totaling $8.0 million have been issued as of June 30, 2013. These letters of credit primarily support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at June 30, 2013 totaled $52.0 million.

Under the terms of the Credit Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Revolving Credit Facility commitments equal to 0.50% per annum.

Covenants

The Credit Facility contains financial, affirmative and negative covenants. The negative covenants include, among other things, limitations on the Company’s ability to:

•	incur additional indebtedness;

•	grant additional liens;

•	enter into sale-leaseback transactions;

•	make loans or investments;

•	merge, consolidate or enter into acquisitions;

•	pay dividends or distributions;

•	enter into transactions with affiliates;

•	enter into new lines of business;

•	modify the terms of subordinated debt or other material agreements; and

•	change its fiscal year

Each of these covenants is subject to customary or agreed-upon exceptions, baskets and thresholds.

In addition, if the Company has any amounts outstanding under the Revolving Credit Facility as of the last day of any fiscal quarter, the Revolving Credit Facility requires the borrower to maintain a ratio of Revolving Facility Credit exposure to consolidated trailing 12-month EBITDA (as defined in the Credit Facility) of no more than 0.75 to 1.00 as of the end of each such fiscal quarter.

The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2013.

Former Term Loan and Revolving Credit Facility

On April 18, 2011, the Company, through Intermediate Holdings, entered into senior secured credit facilities (“Former Senior Secured Credit Facilities”). During April 2012, the Company amended the Former Senior Secured Credit Facilities as described below.

The Former Senior Secured Credit Facilities provided for a $50.0 million revolving credit facility (“Former Revolving Credit Facility”), which included a letter of credit subfacility (up to the unused amount of the Former Revolving Credit Facility) and a $5.0 million swingline loan subfacility.

The Former Senior Secured Credit Facilities also provided for a $310.0 million term loan facility (“Former Term Loan”). The Company used the Former Term Loan to effect certain acquisitions.

In connection with the April 2013 Refinancing, the Company repaid the Former Term Loan in its entirety and recorded a related $8.2 million loss on extinguishment of debt as reflected in the consolidated statement of operations for the thirteen and twenty-six weeks ended June 30, 2013.

During April 2011, the Company borrowed $310.0 million, net of financing fees of $1.3 million and issue discount of $14.1 million under the Former Term Loan and used the proceeds to effectuate the 2011 combination of Sprouts Farmers Markets, LLC, an Arizona limited liability company (“Sprouts Arizona”), with Henry’s Holdings, LLC, a Delaware limited liability company.

During April 2012, the Company amended the Former Senior Secured Credit Facilities and used the incremental commitments provision to borrow an additional $100.0 million, net of financing fees of $0.5 million and issue discount of $2.7 million, and used the proceeds to effectuate the Sunflower Transaction in May 2012.

The Former Term Loan required quarterly principal payments, totaling 1% per annum, with the balance payable on the final maturity date.

Interest on the Former Term Loan was calculated, at the Company’s option (other than with respect to swingline loans), as adjusted LIBOR (with a 1.25% minimum rate) plus 4.75% or an adjusted dollar base rate (which were the higher of the federal funds rate plus 0.50%, Eurodollar rate applicable to loans with one-month interest periods plus 1.00% and the prime rate, but which, in any event, cannot be less than 2.25%) plus 3.75%. The weighted average interest rate for both the thirteen and twenty-six weeks ended July 1, 2012 was 6.00%. The Company capitalized total debt issuance costs (financing fees) between 2011 and 2012 of $1.8 million related to the Former Term Loan, which were being amortized to interest expense over the term of the loan. Additionally, $16.7 million of lender fees were reflected as a discount on the Former Term Loan and were being charged to interest expense over the term of the Former Term Loan.

Interest terms on the Former Revolving Credit Facility were the same as the Former Term Loan.

The Company capitalized debt issuance costs of $1.8 million related to the Former Revolving Credit Facility, which were being amortized to interest expense over the term of the facility.

There were no amounts outstanding on the Former Revolving Credit Facility at December 30, 2012. Letters of credit totaling $8.4 million had been issued as of December 30, 2012.

Senior Subordinated Promissory Notes

In May 2012, the Company issued $35.0 million aggregate principal amount of 10.0% senior subordinated promissory notes (“Senior Subordinated Promissory Notes”). Interest accrued at 10.0% annually for the first three years, increasing by 1.0% each year thereafter.

On May 31, 2013, the Company repaid the entire balance of $35.0 million of outstanding Senior Subordinated Promissory Notes and paid $0.3 million of interest accrued to date.

8. Closed Store Reserves

A summary of closed store reserve activity is as follows:

	As Of
	June 30, 2013	December 30, 2012
Beginning balance	$5,243	$5,427
Additions	363	4,343
Usage	(977)	(1,645)
Adjustments	615	(2,882)

Ending balance	$5,244	$5,243

Additions made during 2013 relate to the closure of a former Sunflower warehouse. Adjustments relate to adjustments of sublease estimates. Additions made during 2012 relate to one store closure and the closure of a Sunflower administrative facility. During 2012, an adjustment was made to reflect the release of the Company from a lease for a closed store resulting in a reduction of liability of $1.3 million. Also, another location previously closed was subleased to an unaffiliated third party, resulting in a reduction of $2.0 million to the liability. Other adjustments related to changes in sublease income estimates. The closed store reserve balances reflected above primarily consist of future rent payment obligations, net of expected future sublease income, and will be paid over a period of 1.25 to 11.25 years.

9. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended June 30, 2013 and July 1, 2012 was 39.5% and 43.1%, respectively. The Company’s effective tax rate for the twenty-six weeks ended June 30, 2013 and July 1, 2012 was 39.6% and 43.9%, respectively. The decrease in the effective tax rate was primarily the result of nondeductible transaction costs for both the thirteen and twenty-six weeks ended July 1, 2012.

10. Related-Party Transactions

The Company incurred costs related to its use of a private aircraft owned by an entity controlled by Shon Boney, a member of the Company’s board of directors, which was purchased by the Company during 2012. During the thirteen and twenty-six weeks ended July 1, 2012, fees paid in connection with the use of the aircraft were $0.1 million and $0.2 million, respectively. During the third quarter of 2012, the Company purchased the aircraft for $3.2 million.

Two stockholders, including Shon Boney, are investors in a company that is a supplier of coffee to the Company. During the thirteen weeks ended June 30, 2013 and July 1, 2012, purchases from this company were $2.0 million and $1.2 million, respectively. During the twenty-six weeks ended June 30, 2013 and July 1, 2012, purchases from this company were $4.0 million and $2.5 million, respectively. As of June 30, 2013 and December 30, 2012, the accounts receivable amount the Company had recorded from this vendor related to vendor rebates was not material and $0.4 million, respectively. As of June 30, 2013 and December 30, 2012, the Company had recorded accounts payable due to this vendor of $0.4 million and $0.7 million, respectively.

On August 30, 2007, Sprouts Arizona entered into a services agreement with an outsourced service provider who is a stockholder of the Company, to perform substantially all of the Company’s bookkeeping services including among other matters, general ledger maintenance, payroll processing, accounts payable processing, accounts receivable processing, and management reporting. The initial term of the services agreement was September 1, 2007 through September 1, 2009 with automatic renewal for successive one-year terms unless either party provides six months’ termination notice. During the thirteen weeks ended June 30, 2013 and July 1, 2012, fees and other expenses paid to the service provider under the terms of the Services Agreement were $0.6 million and $0.7 million, respectively. During the twenty-six weeks ended June 30, 2013 and July 1, 2012, fees and other expenses paid to the service provider under the terms of the Services Agreement were $1.1 million and $1.3 million, respectively. The Company has an option to terminate the agreement early for a termination fee of $100,000. If this arrangement were to be terminated, the inability of a third-party service provider to resume these services on a timely basis would impact the Company’s business and operating results.

As of December 30, 2012, $1.0 million of the Senior Subordinated Promissory Notes were held by certain members of senior management of the Company. The Company repaid these amounts as part of full repayment of the Senior Subordinated Promissory Notes on May 31, 2013. See Note 7. “Long-Term Debt” for more information.

11. Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with insurance and self-insurance obligations. Estimation of insurance and self-insurance liabilities require significant judgment and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss.

12. Stockholders’ Equity

On April 24, 2013, the Company paid a total distribution of $282.0 million to stockholders. Additionally, pursuant to the anti-dilution provisions of the 2011 Option Plan (as defined in Note 14 “Equity-Based Compensation” below), the Company paid $13.9 million to certain vested option holders and reduced the exercise price on unvested and certain vested options.

The payment was made first from retained earnings to date as of the payment date, and payment in excess of retained earnings was made from additional paid-in capital.

13. Net Income Per Share

The computation of net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic net income per share:
Net income	$12,468	$5,306	$30,585	$14,852

Weighted average shares outstanding	125,958	115,964	125,963	112,982

Basic net income per share	$0.10	$0.05	$0.24	$0.13

Diluted net income per share:
Net income	$12,468	$5,306	$30,585	$14,852

Weighted average shares outstanding	125,958	115,964	125,963	112,982

Effect of dilutive options:
Assumed exercise of options to purchase shares	3,758	1,561	3,475	1,490

Weighted average shares and equivalent shares outstanding	129,716	117,525	129,438	114,472

Diluted net income per share	$0.10	$0.05	$0.24	$0.13

For both the thirteen and twenty-six weeks ended June 30, 2013 the computation of diluted net income per share does not include 2.8 million options as those options would have been antidilutive or were unvested performance based options. For both the thirteen and twenty-six weeks ended July 1, 2012 the computation of diluted net income per share does not include 4.5 million options, as those options were unvested performance based options.

14. Equity-Based Compensation

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide employees or directors of the Company with options to acquire shares of the Company (“options”). The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan of which 239,448 options were available for issuance as of June 30, 2013.

The Company’s board of directors adopted, and the Company’s equityholders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective on July 31, 2013 in connection with the Company’s initial public offering. See Note 15, “Subsequent Events,” for additional details.

During the thirteen weeks ended June 30, 2013, the Company awarded 143,000 options to employees at exercise prices of $9.15 and grant date fair values of $2.34 to $3.06. During the twenty-six weeks ended June 30, 2013, the Company awarded 209,000 options to employees at exercise prices of $9.15 and grant date fair values of $2.34 to $3.10. The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based. Time-based options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets set for each year. In the event of a change in control as defined in the 2011 Option Plan, all options become immediately vested and exercisable.

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of sales, buying and occupancy	$186	$63	$317	$127
Direct store expenses	35	32	58	63
Selling, general and administrative expenses	1,395	743	2,290	1,469

Equity-based compensation expense before income taxes	1,616	838	2,665	1,659
Income tax benefit	(646)	(335)	(1,066)	(664)

Net equity-based compensation expense	$970	$503	$1,599	$995

Net equity-based compensation expense for the thirteen and twenty-six weeks ended June 30, 2013 included additional expense of $0.5 million related to anti-dilutive provision payments made to certain option holders. See Note 12, “Stockholders’ Equity” for more information.

As of June 30, 2013 and December 30, 2012, there were approximately 5,451,000 and 5,830,000 unvested options outstanding, respectively.

As of June 30, 2013, total unrecognized compensation expense related to outstanding options was $5.2 million which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.5 years on a weighted-average basis.

During the thirteen weeks ended June 30, 2013, there were no exercises of options. During the twenty-six weeks ended June 30, 2013, the Company received $0.1 million in cash proceeds from the exercise of options.

15. Subsequent Events

Initial Public Offering

On August 6, 2013, the Company completed an initial public offering. In connection with its initial public offering, the Company issued and sold 20,477,215 shares of common stock at a price of $18.00 per share, which includes 2,775,000 shares of common stock pursuant to the exercise in full by the underwriters of their option to acquire additional shares. In addition, certain of the Company’s stockholders sold an aggregate of 797,785 shares of common stock, for which the Company received no proceeds. As a result of the initial public offering, the Company raised a total of $368.6 million in gross proceeds, or $344.7 million after deducting underwriting discounts and offering expenses of $23.9 million.

Debt Repayment in Connection with Initial Public Offering

On August 6, 2013, the Company used $340.0 million of the net proceeds from its initial public offering to make a partial repayment of the Term Loan. Such repayment resulted in $9.0 million of loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt will be reflected in the Company’s statement of operations for the thirteen and thirty-nine weeks ended September 29, 2013.

Reduction in Interest Rate Margins

As a result of the initial public offering and the concurrent prepayment of a portion of the Term Loan, the interest rate margins under the Credit Facility will be reduced by 50 basis points in accordance with the terms thereof, effective in the fourth quarter of fiscal 2013.

2013 Incentive Plan

The Company’s board of directors has adopted, and its equity holders have approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan. The 2013 Incentive Plan became effective July 31, 2013 and replaced the 2011 Option Plan (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan will serve as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members.

Under the 2013 Incentive Plan, the board of directors granted to team members and independent directors, effective July 31, 2013 upon the pricing of the Company’s initial public offering, options to purchase 396,000 and 11,112 shares of common stock, respectively, at an exercise price of $18.00 per share.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the prospectus dated July 31, 2013 filed pursuant to Rule 424(b)(4) under the Securities Act, with the Securities and Exchange Commission on August 2, 2013 (referred to as the “Prospectus”). All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market, Inc. is a high-growth, differentiated, specialty retailer of natural and organic food focusing on health and wellness at great value. We offer a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 160 stores in eight states as of June 30, 2013, we are one of the largest specialty retailers of natural and organic food in the United States. Subsequent to June 30, 2013, we opened an additional five stores to bring our total store count to 165 as of the date of this report.

The cornerstones of our business are fresh, natural and organic products at compelling prices (which we refer to as “Healthy Living for Less”), an attractive and differentiated shopping experience, and knowledgeable team members who we believe provide best-in-class customer service and product education.

Healthy Living For Less. The foundation of our value proposition is fresh, high-quality produce which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We believe that by combining our scale in and self-distribution of produce, we ensure that our produce meets our high quality standards and can be delivered to customers at market leading prices. In addition, our scale, operating structure and deep industry relationships position us to consistently deliver “Healthy Living for Less.” Based on our experience, we believe we attract a broad customer base, including conventional supermarket customers, and appeal to a much wider demographic than other specialty retailers of natural and organic food. Trial visits to our stores allow us to engage with customers while showcasing our complete grocery offering and differentiated retail format. We believe that over time, our compelling prices and product offering convert many “trial” customers into loyal “lifestyle” customers who shop Sprouts with greater frequency and across an increasing number of departments.

Attractive, Differentiated Shopping Experience. In a convenient, small-box format (average store size of 27,500 sq. ft.), our stores have a farmers market feel, with easy-to-shop floor plans, a bright open-air atmosphere and low profile displays allowing customers to view the entire store upon entry. We design our stores to create a comfortable and engaging shopping experience supported by our well-trained and knowledgeable team members. We strive to be our customers’ everyday market. We dedicate significant floor space in the center of our stores to our produce and bulk food departments which we merchandise in bountifully stacked crates and rows of self-service bins creating a farmers market environment. Produce and bulk foods at the center of the store are surrounded by a complete grocery offering, including vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, beer and wine, body care and natural household items. Consistent with our natural and organic offering, we choose not to carry most of the traditional, national branded consumer packaged goods generally found at conventional grocery retailers (e.g., Doritos, Tide and Lucky Charms). Instead, we offer high-quality alternatives that emphasize our focus on fresh, natural and organic products at great values.

Customer Service & Education. We are dedicated to our mission of “Healthy Living for Less,” and we attract team members who share our passion for educating and serving our customers with the goal of making healthy eating easier and more accessible. Our passionate and well-trained team members engage customers throughout the entire store and provide them with product and nutritional education. As a result, we believe our customers increasingly understand that they can purchase a wide selection of high-quality, healthy, and great tasting food for themselves and their families at attractive prices by shopping at Sprouts. Over time, we believe our customers become passionate about both Sprouts and eating healthy, and we experience growing sales as they shop Sprouts for a greater percentage of their grocery needs.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We have two additional openings planned for 2013, which will bring our total to 19 openings for 2013, and approximately 20 openings planned for 2014. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition.

We also believe we can continue to improve our comparable store sales growth by enhancing our core value proposition and distinctive customer-oriented shopping experience, as well as through expanding and refining our fresh, natural and organic product offerings, our targeted and personalized marketing efforts and our in-store education. We believe our operating margins will continue to benefit from scale efficiencies, information technology systems, continued cost discipline and enhancements to our merchandise offerings. We are committed to growing the Sprouts brand by supporting our stores, product offerings and corporate partnerships, including the expansion of innovative marketing and promotional strategies through print, digital and social media platforms, all of which promote our mission of “Healthy Living for Less.”

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (referred to as the “Apollo Funds”), and added 43 stores by merging with Henry’s and its Sun Harvest-brand stores. Our merger with Henry’s Holdings, LLC (referred to as “Henry’s”) brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. (referred to as “Sunflower”) and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. We refer to the acquisitions of Henry’s and Sunflower as the “Henry’s Transaction” and the “Sunflower Transaction,” respectively, and collectively as the “Transactions.”

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. The second quarters of fiscal 2012 and 2013 were thirteen-week periods ended July 1, 2012 and June 30, 2013, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. We do not include sales taxes in net sales.

We monitor our pro forma comparable store sales growth to evaluate and identify trends in our sales performance. Pro forma comparable store sales growth reflects comparable store sales growth calculated as if the Sunflower Transaction had occurred on the first day of fiscal 2012. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales beginning on the day of closure. We include sales from an acquired store in comparable store sales on the later of (i) the day of acquisition or (ii) the first day of the 61st week following the store’s opening. This practice may differ from the methods that other retailers use to calculate similar measures. We use pro forma comparable store sales to calculate pro forma comparable store sales growth. See “Unaudited Supplemental Pro Forma Condensed Consolidated Financial Information” for a reconciliation of historical net sales to pro forma net sales for the thirteen and twenty-six weeks ended July 1, 2012.

Our net sales have increased substantially as a result of the Sunflower Transaction. Net sales are also affected by store openings and closings and comparable store sales growth. Factors that influence comparable store sales growth and other sales trends include:

•	general economic conditions and trends, including levels of disposable income and consumer confidence;

•	consumer preferences and buying trends;

•	our ability to identify market trends, and to source and provide product offerings that promote customer traffic and growth in average ticket;

•	the number of customer transactions and average ticket;

•	the prices of our products, including the effects of inflation and deflation;

•	opening new stores in the vicinity of our existing stores;

•	advertising, in-store merchandising and other marketing activities; and

•	our competition, including competitive store openings in the vicinity of our stores and competitor pricing and merchandising strategies.

Cost of sales, buying and occupancy and gross profit

Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. Merchandise incentives received from vendors are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may periodically affect our gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which will depend upon competitive market conditions. In the first half of fiscal 2012, we experienced produce price deflation, which contributed to higher gross margins in our business during that period and the full fiscal year.

Occupancy costs include store rental, property taxes, utilities, common area maintenance, amortization of favorable and unfavorable leasehold interests and property insurance. Occupancy costs do not include building depreciation, which is classified as a direct store expense.

Our cost of sales, buying and occupancy and gross profit are correlated to sales volumes. As sales increase, gross margin is affected by the relative mix of products sold, pricing strategies, inventory shrinkage and improved leverage of fixed costs of sales, buying and occupancy.

Direct store expenses

Direct store expenses consist of store-level expenses such as salaries and benefits, related equity-based compensation, supplies, depreciation and amortization for buildings, store leasehold improvements, equipment and other store specific costs. As sales increase, direct store expenses generally decline as a percentage of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries and benefits costs, equity-based compensation, advertising, acquisition-related costs and corporate overhead.

We charge third-parties to place advertisements in our in-store guide and newspaper circulars. We record consideration received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents reimbursement of a specific and identifiable cost. Advertising costs are expensed as incurred.

We expect our selling, general and administrative expenses will increase in future periods as a result of incremental share-based compensation, legal, accounting and other compliance-related expenses associated with being a public company and increases resulting from growth in the number of our stores.

Store pre-opening costs

Store pre-opening costs include rent expense during construction of new stores and costs related to new store openings, including costs associated with hiring and training personnel and other miscellaneous costs. Store pre-opening costs are expensed as incurred.

Store closure and exit costs

We recognize a reserve for future operating lease payments associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining non-cancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Changes in reserve estimates are classified as store closure and exit costs in the consolidated statements of operations.

Provision for income taxes

Historically, although we were structured as a limited liability company, we elected to be taxed as a corporation for income tax purposes. We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. We do not expect this corporate conversion to have a material impact on our results of operations, financial position or cash flows since we previously made an election to be taxed as a corporation.

Factors Affecting Comparability of Results of Operations

Sunflower Transaction

In May 2012, we acquired Sunflower in the Sunflower Transaction. Commencing on May 29, 2012, our consolidated financial statements also include the financial position, results of operations and cash flows of Sunflower.

Pro Forma Information

The effects of the Sunflower Transaction have a material effect on the comparability of our results of operations. Consequently, we have supplemented the comparative discussion of our results of operations for the thirteen and twenty-six weeks ended June 30, 2013 and July 1, 2012 with a comparative discussion of our historical results of operations on a pro forma basis for the thirteen and twenty-six weeks ended July 1, 2012. In this discussion, pro forma statement of operations information for the thirteen and twenty-six weeks ended July 1, 2012 gives effect to the Sunflower Transaction as if it was consummated on the first day of fiscal 2012 as set out under “Pro Forma for Sunflower Transaction” in “Unaudited Pro Forma Condensed Consolidated Financial Information.” This pro forma information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not include the impact of the Company’s initial public offering and related repayment of debt since this transaction did not affect the comparability of our historical results of operations.

April 2013 Refinancing

In April 2013, we completed a transaction (referred to as the “April 2013 Refinancing”) in which we refinanced our debt by entering into a new credit facility (referred to as the “Credit Facility”) and made a distribution to our equity holders, as further discussed in Note 7 “Long-Term Debt” and Note 12 “Stockholders’ Equity” to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The Credit Facility provides for a $700.0 million term loan (referred to as the “Term Loan”) and a $60.0 million senior secured revolving credit facility (referred to as the “Revolving Credit Facility”). The April 2013 Refinancing resulted in an increase in borrowings and reduction in interest rate commencing in April 2013. Based on our new borrowings over a full year, we expect interest expense to increase in fiscal 2013 as compared to fiscal 2012.

Corporate Conversion

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. As part of the corporate conversion, holders of Class A and Class B units of Sprouts Farmers Markets, LLC received 11 shares of our common stock for each unit held immediately prior to the corporate conversion, and options to purchase units became options to purchase 11 shares of our common stock for each unit underlying options outstanding immediately prior to the corporate conversion, at the same aggregate exercise price in effect prior to the corporate conversion. For the convenience of the reader and in accordance with GAAP in the case of the consolidated financial statements, except where the context otherwise requires, information in this Quarterly Report on Form 10-Q has been presented giving effect to the corporate conversion.

We do not expect a material impact on the comparability of our results of operation as a result of the corporate conversion, since we have been treated as a corporation for income tax purposes.

Results of Operations for Thirteen Weeks Ended June 30, 2013 and July 1, 2012

The following tables set forth our unaudited results of operations, supplemental pro forma information and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	June 30, 2013 (As Reported)	July 1, 2012 (As Reported)	July 1, 2012 (Pro Forma) (1)
Unaudited Quarterly Consolidated Statement of Operations Data and Supplemental Pro Forma Information(1):
Net sales	$622,367	$430,112	$508,477
Cost of sales, buying and occupancy	435,340	299,381	355,809

Gross profit	187,027	130,731	152,668
Direct store expenses	122,985	88,996	103,204
Selling, general and administrative expenses	20,728	22,584	22,820
Store pre-opening costs	2,303	343	1,500
Store closure and exit costs	933	1,156	1,178

Income from operations	40,078	17,652	23,966
Interest expense	(11,391)	(8,365)	(10,214)
Other income	111	44	105
Loss on extinguishment of debt	(8,175)	—	—

Income before income taxes	20,623	9,331	13,857
Income tax provision	(8,155)	(4,025)	(6,699)

Net income	$12,468	$5,306	$7,158

(1)	Unaudited supplemental pro forma information for the thirteen weeks ended July 1, 2012 gives effect to the Sunflower Transaction as if it was consummated on the first day of fiscal 2012. See “—Unaudited Supplemental Pro Forma Condensed Consolidated Financial Information” for pro forma information for the thirteen weeks ended July 1, 2012 presented as “Pro Forma for Sunflower Transaction.”

	Thirteen weeks ended
	June 30, 2013	July 1, 2012
Pro forma comparable store sales growth(1)	10.8%	10.2%
Other Operating Data:
Stores at beginning of period	154	106
Opened	6	2
Acquired	—	37

Stores at end of period	160	145

(1)	See the explanation of “pro forma comparable store sales growth” above under “Components of Operating Results—Net Sales.”

Comparison of Thirteen Weeks Ended June 30, 2013 to Thirteen Weeks Ended July 1, 2012 and

Pro Forma Thirteen Weeks Ended July 1, 2012

Net sales

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Net sales	$622,367	$430,112	$192,255	45%

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Net sales	$622,367	$508,477	$113,890	22%
Pro forma comparable store sales growth	10.8%	10.2%

Net sales increased during the thirteen weeks ended June 30, 2013 as compared to the thirteen weeks ended July 1, 2012, primarily as a result of (i) stores added through the Sunflower Transaction in fiscal 2012 (net of closures), (ii) new store openings and (iii) sales growth at stores operated prior to the thirteen weeks ended July 1, 2012.

Stores added through the Sunflower Transaction contributed $90.2 million, or 47%, of the increase in net sales in the thirteen weeks ended June 30, 2013. New store openings during fiscal 2013 contributed $43.1 million, or 22%, of the increase in net sales during the thirteen weeks ended June 30, 2013. New store openings during fiscal 2012 contributed $13.3 million, or 7%, of the increase in net sales during the thirteen weeks ended June 30, 2013. The remaining $45.7 million, or 24%, of the increase in net sales resulted from net sales growth at stores operated prior to fiscal 2012, net of $0.8 million of decreased net sales related to one store that was closed during fiscal 2012.

Comparing the thirteen weeks ended June 30, 2013 to the pro forma thirteen weeks ended July 1, 2012, net sales increased during the thirteen weeks ended June 30, 2013 primarily as a result of pro forma comparable store sales growth during the thirteen weeks ended June 30, 2013 and new store openings. Pro forma comparable store sales growth of 10.8% during the thirteen weeks ended June 30, 2013 contributed $53.7 million, or 47%, of the increase in pro forma net sales during the thirteen weeks ended June 30, 2013. New store openings during fiscal June 30, 2013 contributed $43.1 million, or 38%, of the increase in net sales during the thirteen weeks ended June 30, 2013. The remaining $17.1 million, or 15%, of the increase in net sales during the thirteen weeks ended June 30, 2013 was attributable to new store openings during fiscal 2012 and stores not yet reflected in pro forma comparable store sales growth.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Net sales	$622,367	$430,112	$192,255	45%
Cost of sales, buying and occupancy	435,340	299,381	135,959	45%
Gross profit	187,027	130,731	56,296	43%
Gross margin	30.1%	30.4%	(0.3)%

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Net sales	$622,367	$508,477	$113,890	22%
Cost of sales, buying and occupancy	435,340	355,809	79,531	22%
Gross profit	187,027	152,668	34,359	23%
Gross margin	30.1%	30.0%	0.1%

Cost of sales, buying and occupancy increased during the thirteen weeks ended June 30, 2013 compared to the thirteen weeks ended July 1, 2012, primarily due to the increase in sales following the Sunflower Transaction, new store openings and comparable store sales growth, as discussed above. During the thirteen weeks ended June 30, 2013, gross profit increased $58.4 million as a result of increased sales volume. This increase was partially offset by $2.1 million as a result of a decrease in gross margin. The 30 basis point decrease in gross margin during the thirteen weeks ended June 30, 2013 reflects lower margins in the produce and meat departments driven by inflation in certain commodity items and lower margins in the vitamin and supplement and body care departments due to promotional activity at Sunflower stores post-acquisition and temporary product mark downs in connection with merchandise alignment across Sprouts and former Henry’s and Sunflower stores. The decrease in margin in these departments was partially offset by lower buying and occupancy costs as a percentage of net sales.

Comparing the thirteen weeks ended June 30, 2013 to the pro forma thirteen weeks ended July 1, 2012, cost of sales, buying and occupancy increased during the thirteen weeks ended June 30, 2013 compared to the thirteen weeks ended July 1, 2012, primarily due to the increase in net sales, driven by pro forma comparable store sales growth and new store openings. During the thirteen weeks ended June 30, 2013, gross profit increased $34.2 million as a result of increased sales volume.

Direct store expenses

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Direct store expenses	$122,985	$88,996	$33,989	38%
Percentage of net sales	19.8%	20.7%	(0.9)%

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Direct store expenses	$122,985	$103,204	$19,781	19%
Percentage of net sales	19.8%	20.3%	(0.5)%

Direct store expenses increased during the thirteen weeks ended June 30, 2013 compared to the thirteen weeks ended July 1, 2012, primarily due to $30.3 million of direct store expenses associated with additional stores operated during the thirteen weeks ended June 30, 2013 related to the Sunflower Transaction and new store openings. Direct store expenses, as a percentage of net sales, decreased 90 basis points primarily as a result of the reduction of payroll and employee benefits and non-capitalizable store development costs as a percentage of sales.

Comparing the thirteen weeks ended June 30, 2013 to the pro forma thirteen weeks ended July 1, 2012, direct store expenses increased due to $9.0 million of direct store expenses associated with new store openings in 2013. The remainder of the increase is related to stores that were opened during or prior to 2012. Direct store expenses, as a percentage of net sales, decreased 50 basis points primarily related to the reduction of payroll and employee benefits and non-capitalizable store development costs as a percentage of sales.

Selling, general and administrative expenses

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Selling, general and administrative expenses	$20,728	$22,584	$(1,856)	(8)%
Percentage of net sales	3.3%	5.3%	(2.0)%

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Selling, general and administrative expenses	$20,728	$22,820	$(2,092)	(9)%
Percentage of net sales	3.3%	4.5%	(1.2)%

The decrease in selling, general and administrative expenses during the thirteen weeks ended June 30, 2013 includes a $7.6 million decrease in acquisition and integration costs, primarily offset by an increase of $2.6 million in advertising and regional administrative expenses driven by the Sunflower Transaction and new store openings, $1.1 million increase in expenses related to technology initiatives and $1.0 million of incremental stock compensation expense and payroll taxes related to the anti-dilutive payments made in April 2013. Selling, general and administrative expenses decreased as a percentage of net sales during the thirteen weeks ended June 30, 2013 due to improved leverage of fixed selling, general and administrative expenses, primarily as a result of comparable store sales growth, synergies achieved from the integration of the Sunflower Transaction and the decrease in acquisition and integration costs described above.

Comparing the thirteen weeks ended June 30, 2013 to the pro forma thirteen weeks ended July 1, 2012, selling, general and administrative expenses decreased primarily due to a $4.3 million decrease in acquisition and integration costs, a $0.8 million decrease in administrative payroll and benefits related to synergies achieved from the integration of Sunflower, offset by an increase of $1.1 million in advertising and regional administrative expenses driven by new store openings, $1.1 million increase in expenses related to technology initiatives and $1.0 million of incremental stock compensation expense and payroll taxes related to the anti-dilution payments made in April 2013 and other smaller increases in expenses such as payroll and employee benefits and consulting services related to public company readiness initiatives.

Store pre-opening costs

Store pre-opening costs increased to $2.3 million for the thirteen weeks ended June 30, 2013 from $0.3 million for the thirteen weeks ended July 1, 2012. Store pre-opening costs in the thirteen weeks ended June 30, 2013 primarily include pre-opening costs incurred for the six stores opened in the second quarter of fiscal 2013. In addition, store pre-opening costs for the thirteen weeks ended June 30, 2013 include $0.7 million of costs incurred that relate to stores that will open in the third quarter of fiscal 2013. Store pre-opening costs for the thirteen weeks ended July 1, 2012 include pre-opening costs for the two stores opened in the thirteen weeks ended July 1, 2012. The two stores opened in the thirteen weeks ended July 1, 2012 were stores acquired in the Sunflower Transaction; therefore, a portion of the pre-opening costs related to these stores were reflected in the Sunflower pre-acquisition financial statements (and accordingly, in the pro forma pre-opening costs discussed below). The increase in store pre-opening costs in the thirteen weeks ended June 30, 2013 is due to the increased number of stores opened, increases related to opening stores in new markets which require additional pre-opening advertising, travel and team member training expenses, and certain pre-opening costs for stores opened in the thirteen weeks ended July 1, 2012 that were incurred in the Sunflower pre-acquisition financial statements. See pro forma pre-opening cost discussion below.

Store pre-opening costs increased to $2.3 million during the thirteen weeks ended June 30, 2013 compared to $1.5 million during the pro forma thirteen weeks ended July 1, 2012. Store pre-opening costs for the thirteen weeks ended June 30, 2013 are described above. Pro forma store pre-opening costs for the thirteen weeks ended July 1, 2012 include store pre-opening costs incurred by both us and Sunflower for the four stores opened during that period. Two stores were opened by Sunflower prior to the Sunflower Transaction and two stores were opened subsequent to the Sunflower Transaction. The increase in store pre-opening costs in the thirteen weeks ended June 30, 2013 is due to the increased number of stores opened and increases related to opening stores in new markets as described above.

Store closure and exit costs

Store closure and exit costs decreased to $0.9 million for the thirteen weeks ended June 30, 2013 from $1.2 million for the thirteen weeks ended July 1, 2012. The decrease in store closure and exit costs relates to the timing of closure of stores and facilities. The thirteen weeks ended June 30, 2013 includes adjustments to sublease estimates for stores and facilities already closed. The thirteen weeks ended July 1, 2012 includes charges related to the closure of a former Sunflower administrative facility.

Comparing the thirteen weeks ended June 30, 2013 to the pro forma thirteen weeks ended July 1, 2012, store closure and exit costs decreased to $0.9 million for the thirteen weeks ended June 30, 2013 from $1.2 million for the thirteen weeks ended July 1, 2012, primarily due to the factors noted above.

Loss on extinguishment of debt

In connection with the April 2013 Refinancing, we recorded a loss on extinguishment of debt totaling $8.2 million primarily related to the write-off of deferred financing costs and issue discount.

Interest expense

Interest expense increased to $11.4 million for the thirteen weeks ended June 30, 2013 from $8.4 million for the thirteen weeks ended July 1, 2012, primarily as a result of increased interest expense related to the April 2013 Refinancing and incremental borrowings and financing leases associated with the Sunflower Transaction. See “—Liquidity and Capital Resources.”

Comparing the thirteen weeks ended June 30, 2013 to the pro forma thirteen weeks ended July 1, 2012, interest expense increased to $11.4 million for the thirteen weeks ended June 30, 2013 from $10.2 million for the thirteen weeks ended July 1, 2012. The increase was primarily due to increased interest expense related to the April 2013 Refinancing.

Income tax provision

Income tax provision increased to $8.2 million for the thirteen weeks ended June 30, 2013 from $4.0 million for the thirteen weeks ended July 1, 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 39.5% in the thirteen weeks ended June 30, 2013 from 43.1% in the thirteen weeks ended July 1, 2012 related to the non-deductible transaction costs incurred in the thirteen weeks ended July 1, 2012 related to the Sunflower Transaction.

Comparing the thirteen weeks ended June 30, 2013 to the pro forma thirteen weeks ended July 1, 2012, income tax provision was $8.2 million for the thirteen weeks ended June 30, 2013 compared to income tax provision of $6.7 million for the thirteen weeks ended July 1, 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 39.5% in the thirteen weeks ended June 30, 2013 from 48.3% in the thirteen weeks ended July 1, 2012 related to the non-deductible transaction costs incurred in the comparable prior year period related to the Sunflower Transaction.

Net income

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Net income	$12,468	$5,306	$7,162	135%
Percentage of net sales	2.0%	1.2%	0.8%

	Thirteen weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Net income	$12,468	$7,158	$5,310	74%
Percentage of net sales	2.0%	1.4%	0.6%

Net income increased to $12.5 million during the thirteen weeks ended June 30, 2013 compared to $5.3 million during the thirteen weeks ended July 1, 2012. This improvement in net income was primarily due to a $56.3 million increase in gross profit attributable to the increased sales volumes following the Sunflower Transaction, new store openings and comparable store sales growth, as described above. The increase in gross profit was partially offset by (i) a $34.0 million increase in direct store expenses, primarily as a result of the increase in our store base, (ii) an $8.2 million loss on extinguishment of debt related to the April 2013 Refinancing (iii) a $2.0 million increase in store pre-opening costs, (iv) a $3.0 million increase in interest expense and (v) a $4.2 million increase in income tax provision.

Net income of $12.5 million during the thirteen weeks ended June 30, 2013 also increased compared to pro forma net income of $7.2 million during the thirteen weeks ended July 1, 2012. This improvement in net income was primarily due to a $34.4 million increase in gross profit attributable to the increased sales volumes resulting from new store openings and comparable store sales growth, as described above, and a $2.1 million decrease in selling, general and administrative expenses. These factors were partially offset by a $19.8 million increase in direct store expenses due to new store openings, an $8.2 million loss on extinguishment of debt related to the April 2013 Refinancing and a $1.5 million increase in income tax provision.

Results of Operations for Twenty-six Weeks Ended June 30, 2013 and July 1, 2012

The following tables set forth our results of operations, unaudited supplemental pro forma information and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	June 30, 2013 (As Reported)	July 1, 2012 (As Reported)	July 1, 2012 (Pro Forma)
Quarterly Consolidated Statement of Operations Data and Unaudited Supplemental Pro Forma Information(1):
Net sales	$1,196,061	$805,832	$1,001,971
Cost of sales, buying and occupancy	835,114	558,314	696,819

Gross profit	360,947	247,518	305,152
Direct store expenses	237,646	163,829	199,299
Selling, general and administrative expenses	37,452	39,671	45,289
Store pre-opening costs	4,017	854	3,291
Store closure and exit costs	1,708	1,279	1,338

Income from operations	80,124	41,885	55,935
Interest expense	(21,556)	(15,463)	(20,522)
Other income	244	68	154
Loss on extinguishment of debt	(8,175)	—	—

Income before income taxes	50,637	26,490	35,567
Income tax provision	(20,052)	(11,638)	(16,052)

Net income	$30,585	$14,852	$19,515

(1)	Unaudited supplemental pro forma information for the twenty-six weeks ended July 1, 2012 gives effect to the Sunflower Transaction as if it was consummated on the first day of fiscal 2012. See “- Unaudited Supplemental Pro Forma Condensed Consolidated Financial Information” for pro forma information for the twenty-six weeks ended July 1, 2012 presented as “Pro Forma for Sunflower Transaction.”

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012
Pro forma comparable store sales growth(1)	9.4%	10.1%
Other Operating Data:
Stores at beginning of period	148	103
Opened	12	5
Acquired	—	37

Stores at end of period	160	145

(1)	See the explanation of “pro forma comparable store sales growth” above under “Components of Operating Results–Net Sales.”

Comparison of Twenty-six Weeks Ended June 30, 2013 to Twenty-six Weeks Ended July 1, 2012

and Pro Forma Twenty-six Weeks Ended July 1, 2012

Net sales

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Net sales	$1,196,061	$805,832	$390,229	48%

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Net sales	$1,196,061	$1,001,971	$194,090	19%
Pro forma comparable store sales growth	9.4%	10.1%

Net sales increased during the twenty-six weeks ended June 30, 2013 as compared to the twenty-six weeks ended July 1, 2012, primarily as a result of (i) stores added through the Sunflower Transaction in fiscal 2012 (net of closures), (ii) new store openings and (iii) sales growth at stores operated prior to the twenty-six weeks ended July 1, 2012.

Stores added through the Sunflower Transaction contributed $219.6 million, or 56%, of the increase in net sales in the twenty-six weeks ended June 30, 2013. New store openings during the twenty-six weeks ended June 30, 2013 contributed $57.4 million, or 15%, of the increase in net sales during the twenty-six weeks ended June 30, 2013. New store openings during fiscal 2012 contributed $25.6 million, or 7%, of the increase in net sales during the twenty-six weeks ended June 30, 2013. The remaining $87.6 million, or 22%, of the increase in net sales resulted from net sales growth at stores operated prior to fiscal 2012.

Comparing the twenty-six weeks ended June 30, 2013 to the pro forma twenty-six weeks ended July 1, 2012, net sales increased during the twenty-six weeks ended June 30, 2013 primarily as a result of pro forma comparable store sales growth during the twenty-six weeks ended June 30, 2013 and new store openings during fiscal 2012 and the twenty-six weeks ended June 30, 2013. Pro forma comparable store sales growth of 9.4% during the twenty-six weeks ended June 30, 2013 contributed $92.8 million, or 48% of the increase in pro forma net sales during the twenty-six weeks ended June 30, 2013. New store openings during the twenty-six weeks ended June 30, 2013 contributed $57.4 million, or 29%, of the increase in net sales during the twenty-six weeks ended June 30, 2013. The remaining $43.9 million, or 23%, of the increase in net sales during the twenty-six weeks ended June 30, 2013 was attributable to new store openings during fiscal 2012 and stores not yet reflected in pro forma comparable store sales growth.

Cost of sales, buying and occupancy and gross profit

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Net sales	$1,196,061	$805,832	$390,229	48%
Cost of sales, buying and occupancy	835,114	558,314	276,800	50%
Gross profit	360,947	247,518	113,429	46%
Gross margin	30.2%	30.7%	(0.5)%

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Net sales	$1,196,061	$1,001,971	$194,090	19%
Cost of sales, buying and occupancy	835,114	696,819	138,295	20%
Gross profit	360,947	305,152	55,795	18%
Gross margin	30.2%	30.5%	(0.3)%

Cost of sales, buying and occupancy increased during the twenty-six weeks ended June 30, 2013 compared to the twenty-six weeks ended July 1, 2012, primarily due to the increase in sales following the Sunflower Transaction, new store openings and comparable store sales growth, as discussed above. During the twenty-six weeks ended June 30, 2013, gross profit increased $119.8 million as a result of increased sales volume. This increase was partially offset by $6.4 million as a result of a decrease in gross margin. The 50 basis point decrease in gross margin during the twenty-six weeks ended June 30, 2013 reflects lower margins in the produce and meat departments driven by inflation in certain commodity items and lower margins in the vitamin and supplement and body care departments due to temporary product mark downs in connection with merchandise alignment across Sprouts and former Henry’s and Sunflower stores. The decrease in margin in these departments was partially offset by lower buying and occupancy costs as a percentage of net sales.

Comparing the twenty-six weeks ended June 30, 2013 to the pro forma twenty-six weeks ended July 1, 2012, cost of sales, buying and occupancy increased during the twenty-six weeks ended June 30, 2013 compared to the twenty-six weeks ended July 1, 2012, primarily due to the increase in net sales, driven by pro forma comparable store sales growth and new store openings. During the twenty-six weeks ended June 30, 2013, gross profit increased $59.2 million as a result of increased sales volume. This increase was partially offset by $3.4 million as a result of a decrease in pro forma gross margin. The 30 basis point decrease in pro forma gross margin during the twenty-six weeks ended June 30, 2013 reflects the factors described above.

Direct store expenses

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Direct store expenses	$237,646	$163,829	$73,817	45%
Percentage of net sales	19.9%	20.3%	(0.4)%

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Direct store expenses	$237,646	$199,299	$38,347	19%
Percentage of net sales	19.9%	19.9%	—%

Direct store expenses increased during the twenty-six weeks ended June 30, 2013 compared to the twenty-six weeks ended July 1, 2012, primarily due to $61.5 million of direct store expenses associated with additional stores we operated during the twenty-six weeks ended June 30, 2013 related to the Sunflower Transaction and new store openings. Direct store expenses, as a percentage of net sales, decreased 40 basis points primarily related to the reduction of payroll and employee benefits and non-capitalizable store development costs as a percentage of sales.

Comparing the twenty-six weeks ended June 30, 2013 to the pro forma twenty-six weeks ended July 1, 2012, direct store expenses increased due to $11.4 million of direct store expenses associated with new store openings in 2013. The remainder of the increase is related to stores that were opened during or prior to 2012. Direct store expenses, as a percentage of net sales were consistent with those of the twenty-six weeks ended July 1, 2012.

Selling, general and administrative expenses

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Selling, general and administrative expenses	$37,452	$39,671	$(2,219)	(6)%
Percentage of net sales	3.1%	4.9%	(1.8)%

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Selling, general and administrative expenses	$37,452	$45,289	$(7,837)	(17)%
Percentage of net sales	3.1%	4.5%	(1.4)%

The decrease in selling, general and administrative expenses during the twenty-six weeks ended June 30, 2013 includes a $10.6 million decrease in acquisition and integration costs, primarily offset by an increase of $3.7 million in advertising and regional administrative expenses driven by the Sunflower Transaction and new store openings as well as a $2.0 million increase in expenses related to technology initiatives, $1.0 million of increased share-based compensation and payroll taxes related to the anti-dilution payments made in April 2013 and $0.7 million of increased consulting services primarily related to public company readiness initiatives. Selling, general and administrative expenses decreased as a percentage of net sales during the twenty-six weeks ended June 30, 2013 due to improved leverage of fixed selling, general and administrative expenses, primarily as a result of comparable store sales growth, synergies achieved from the integration of the Sunflower Transaction and the decrease in acquisition and integration costs described above.

Comparing the twenty-six weeks ended June 30, 2013 to the pro forma twenty-six weeks ended July 1, 2012, selling, general and administrative expenses decreased primarily due to a $3.9 million decrease in acquisition and integration costs and a $3.0 million decrease in administrative payroll and benefits related to synergies achieved from the integration of Sunflower.

Store pre-opening costs

Store pre-opening costs increased to $4.0 million for the twenty-six weeks ended June 30, 2013 from $0.9 million for the twenty-six weeks ended July 1, 2012. Store pre-opening costs in the twenty-six weeks ended June 30, 2013 primarily include pre-opening costs incurred for the 12 stores opened during that period. In addition, store pre-opening costs in the twenty-six weeks ended June 30, 2013 include $0.7 million of costs incurred that relate to stores opening in the third quarter of fiscal 2013. Store pre-opening costs for the twenty-six weeks ended July 1, 2012 include pre-opening costs for five stores opened during that time period. Of those five stores, two were stores acquired in the Sunflower Transaction, where a portion of the related pre-opening costs are reflected in the Sunflower pre-acquisition financial statements (and accordingly, in the pro forma pre-opening costs discussed below). The increase in store pre-opening costs in the twenty-six weeks ended June 30, 2013 is due to the increased number of stores opened, increases related to opening stores in new markets which require additional pre-opening advertising, travel and team member training expenses, and certain pre-opening costs for stores opened in the twenty-six weeks ended July 1, 2012 that were incurred in the Sunflower pre-acquisition financial statements. See pro forma pre-opening cost discussion below.

Store pre-opening costs increased to $4.0 million during the twenty-six weeks ended June 30, 2013 compared to $3.3 million during the pro forma twenty-six weeks ended July 1, 2012. Store pre-opening costs for the twenty-six weeks ended June 30, 2013 are described above. Pro forma store pre-opening costs for the twenty-six weeks ended July 1, 2012 include store pre-opening costs incurred by both us and Sunflower for the seven stores opened during that period. Five stores were opened by us and two stores were opened by Sunflower prior to the Sunflower Transaction. Pre-opening costs recorded by Sunflower reflect higher store pre-opening rent incurred by Sunflower prior to the Sunflower Transaction due to early commencement dates for pre-combination leases. The increase in store pre-opening costs in the twenty-six weeks ended June 30, 2013 is due to an increased number of store openings and increases related to opening stores in new markets as described above, offset by the impact of higher pre-opening costs incurred by Sunflower as described above.

Store closure and exit costs

Store closure and exit costs increased to $1.7 million for the twenty-six weeks ended June 30, 2013 from $1.3 million for the twenty-six weeks ended July 1, 2012. The twenty-six weeks ended June 30, 2013 includes charges related to the closure of a former Sunflower warehouse and adjustments to sublease estimates for stores and facilities already closed. The twenty-six weeks ended July 1, 2012 includes charges related to the closure of a former Sunflower administrative facility.

Comparing the thirteen weeks ended June 30, 2013 to the pro forma twenty-six weeks ended July 1, 2012, store closure and exit costs increased to $1.7 million for the twenty-six weeks ended June 30, 2013 from $1.3 million for the twenty-six weeks ended July 1, 2012, primarily due to the factors noted above.

Loss on extinguishment of debt

In connection with the April 2013 Refinancing we recorded a loss on extinguishment of debt totaling $8.2 million primarily related to the write-off of deferred financing costs and issue discount.

Interest expense

Interest expense increased to $21.6 million for the twenty-six weeks ended June 30, 2013 from $15.5 million for the twenty-six weeks ended July 1, 2012, primarily as a result of increased interest expense related to the April 2013 Refinancing and incremental borrowings and financing leases associated with the Sunflower Transaction. See Note 7 “Long-Term Debt” to our unaudited consolidated financial statements.

Comparing the twenty-six weeks ended June 30, 2013 to the pro forma twenty-six weeks ended July 1, 2012, interest expense increased to $21.6 million for the twenty-six weeks ended June 30, 2013 from $20.5 million for the twenty-six weeks ended July 1, 2012. The increase was primarily due to increased interest expense related to the April 2013 Refinancing.

Income tax provision

Income tax provision increased to $20.1 million for the twenty-six weeks ended June 30, 2013 from $11.6 million for the twenty-six weeks ended July 1, 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 39.6% in the twenty-six weeks ended June 30, 2013 from 43.9% in the twenty-six weeks ended July 1, 2012 related to the non-deductible transaction costs incurred in the twenty-six weeks ended July 1, 2012 related to the Sunflower Transaction.

Comparing the twenty-six weeks ended June 30, 2013 to the pro forma twenty-six weeks ended July 1, 2012, income tax provision was $20.1 million for the twenty-six weeks ended June 30, 2013 compared to income tax provision of $16.1 million for the twenty-six weeks ended July 1, 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 39.6% in the twenty-six weeks ended June 30, 2013 from 45.1% in the twenty-six weeks ended July 1, 2012 related to the non-deductible transaction costs incurred in the comparable prior year period related to the Sunflower Transaction.

Net income

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (As Reported)	Change	% Change
Net income	$30,585	$14,852	$15,733	106%
Percentage of net sales	2.6%	1.8%	0.8%

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012 (Pro Forma)	Change	% Change
Net income	$30,585	$19,515	$11,070	57%
Percentage of net sales	2.6%	1.9%	0.7%

Net income increased to $30.6 million during the twenty-six weeks ended June 30, 2013 compared to $14.9 million during the twenty-six weeks ended July 1, 2012. This improvement in net income was primarily due to a $113.4 million increase in gross profit primarily attributable to the increased sales volumes following the Sunflower Transaction, new store openings and comparable store sales growth, as described above. The increase in gross profit was partially offset by (i) a $73.8 million increase in direct store expenses, primarily as a result of the increase in our store base, (ii) an $8.2 million loss on extinguishment of debt related to the April 2013 Refinancing, (iii) a $3.1 million increase in store pre-opening costs, (iv) a $6.1 million increase in interest expense and (v) a $8.5 million increase in income tax provision.

Net income of $30.6 million during the twenty-six weeks ended June 30, 2013 also increased compared to pro forma net income of $19.5 million during the twenty-six weeks ended July 1, 2012. This improvement in net income was primarily due to a $55.8 million increase in gross profit attributable to the increased sales volumes resulting from new store openings and comparable store sales growth, as described above, and a $7.8 million decrease in selling, general and administrative expenses. These factors were partially offset by a $38.3 million increase in direct store expenses due to new store openings, an $8.2 million loss on extinguishment of debt related to the April 2013 Refinancing and a $4.0 million increase in income tax provision.

Unaudited Supplemental Pro Forma Condensed Consolidated Financial Information

The comparability of our results of operations is affected for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by the Sunflower Transaction. To supplement the discussion of our historical results of operations for the thirteen and twenty-six weeks ended July 1, 2012, we have included unaudited supplemental pro forma condensed consolidated statement of operations information for the thirteen and twenty-six weeks ended July 1, 2012.

The following unaudited pro forma condensed consolidated financial information includes our historical results of operations and the results of operations of Sunflower for the thirteen and twenty-six weeks ended July 1, 2012, after giving pro forma effect to the Sunflower Transaction and the related financing as described in the accompanying notes (presented as “Pro Forma for Sunflower Transaction” in the unaudited pro forma condensed consolidated statement of operations).

The historical financial information has been adjusted to give pro forma effect to events that are directly attributable to the Sunflower Transaction, have an ongoing effect on our statement of operations and are factually supportable. Our unaudited pro forma condensed consolidated financial information and explanatory notes present how our financial statements may have appeared had the business actually been combined. The unaudited pro forma condensed consolidated statement of operations shows the impact on the combined statement of operations of the acquisition method of accounting under Financial Accounting Standards Board ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess purchase price over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill.

The unaudited pro forma condensed consolidated financial information was prepared in accordance with Article 11 of Regulation S-X, using the assumptions set forth in the notes to the unaudited pro forma condensed consolidated financial information. The following unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and does not purport to reflect the results the consolidated company may achieve in future periods or the historical results that would have been obtained had the Sunflower Transaction been completed as of January 2, 2012. The unaudited pro forma condensed consolidated financial information also does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Sunflower Transaction. Furthermore, the unaudited pro forma condensed consolidated statement of operations does not include certain nonrecurring charges and the related tax effects which result directly from the Sunflower Transaction as described in the notes to the unaudited pro forma condensed consolidated financial information.

The unaudited pro forma condensed consolidated financial information is derived from and should be read in conjunction with our historical financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

SPROUTS FARMERS MARKET, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended July 1, 2012

(in thousands, except share and per share amounts)

	Historical Sprouts Farmers Market, Inc.(1)	Historical Sunflower(1)	Pro Forma Adjustments for		Notes		Pro Forma for Sunflower Transaction(2)
			Sunflower Fiscal Period Alignment(2)	Sunflower Transaction(2)
Net sales	$430,112	$79,837	$(1,472)	$—			$508,477
Cost of sales, buying and occupancy	299,381	56,513	(1,011)	926	(2	)(a)	355,809

Gross profit	130,731	23,324	(461)	(926)			152,668
Direct store expenses	88,996	14,772	(287)	(277)	(2	)(b)	103,204
Selling, general and administrative expenses	22,584	7,181	(90)	(6,855)	(2	)(c)	22,820
Store pre-opening costs	343	1,171	(14)	—			1,500
Store closure and exit costs	1,156	22	—	—			1,178

Income from operations	17,652	178	(70)	6,206			23,966
Interest expense	(8,365)	(677)	14	(1,186)	(2	)(d)	(10,214)
Other income	44	62	(1)	—			105

Income before income taxes	9,331	(437)	(57)	5,020			13,857
Income tax (provision) benefit	(4,025)	(730)	14	(1,958)	(2	)(e)	(6,699)

Net income	$5,306	$(1,167)	$(43)	$3,062			$7,158

Per Share Information:
Net income—basic	$0.05				(2	)(f)	$0.06
Net income—diluted	$0.05				(2	)(f)	$0.06
Weighted Average Shares:
Basic	115,964				(2	)(f)	125,334
Diluted	117,525				(2	)(f)	126,896

The accompanying notes are an integral part of, and should be read together with, this unaudited pro forma condensed consolidated financial information.

SPROUTS FARMERS MARKET, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Twenty-six Weeks Ended July 1, 2012

(in thousands, except share and per share amounts)

	Historical Sprouts Farmers Market, Inc.(1)	Historical Sunflower(1)	Pro Forma Adjustments for		Notes		Pro Forma for Sunflower Transaction(2)
			Sunflower Fiscal Period Alignment(2)	Sunflower Transaction(2)
Net sales	$805,832	$197,611	$(1,472)	$—			$1,001,971
Cost of sales, buying and occupancy	558,314	138,879	(1,011)	637	(2	)(g)	696,819

Gross profit	247,518	58,732	(461)	(637)			305,152
Direct store expenses	163,829	35,956	(287)	(199)	(2	)(h)	199,299
Selling, general and administrative expenses	39,671	13,384	(90)	(7,676)	(2	)(i)	45,289
Store pre-opening costs	854	2,451	(14)	—			3,291
Store closure and exit costs	1,279	59	—	—			1,338

Income from operations	41,885	6,882	(70)	7,238			55,935
Interest expense	(15,463)	(2,018)	14	(3,055)	(2	)(j)	(20,522)
Other income	68	87	(1)	—			154

Income before income taxes	26,490	4,951	(57)	4,183			35,567
Income tax (provision) benefit	(11,638)	(2,796)	14	(1,632)	(2	)(k)	(16,052)

Net income	$14,852	$2,155	$(43)	$2,551			$19,515

Per Share Information:
Net income—basic	$0.13				(2	)(l)	$0.16
Net income—diluted	$0.13				(2	)(l)	$0.15
Weighted Average Shares:
Basic	112,982				(2	)(l)	125,147
Diluted	114,472				(2	)(l)	126,665

The accompanying notes are an integral part of, and should be read in conjunction with, this unaudited pro forma condensed consolidated financial information.

SPROUTS FARMERS MARKET, INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

1. Basis of Presentation and Description of Transactions

Effective May 29, 2012, we acquired all of the outstanding common and preferred stock of Sunflower in the Sunflower Transaction, a transaction accounted for as a business combination, which was financed through the issuance of debt and 14.9 million shares of common stock. For further information about the Sunflower Transaction, see Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The historical Sprouts Farmers Market, Inc. results of operations for the thirteen and twenty-six weeks ended July 1, 2012 are derived from our unaudited consolidated financial statements for the periods then ended also included elsewhere in this Quarterly Report on Form 10-Q . The historical Sunflower results of operations for the period January 1, 2012 to May 28, 2012, were derived from the Sunflower pre-combination unaudited financial statements not included in this Quarterly Report on Form 10-Q. Certain amounts from the Sunflower pre-combination unaudited financial statements have been reclassified to conform to our presentation.

2. Pro Forma for Sunflower Transaction

The historical results of operations have been adjusted to give pro forma effect to events that are (i) directly attributable to the Sunflower Transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results, as if the Sunflower Transaction occurred on the first day of fiscal 2012 (referred to as “Pro Forma Adjustments for Sunflower Transaction”).

Sunflower’s fiscal 2012 commenced one day earlier than our fiscal 2012. Pro forma adjustments for Sunflower Fiscal Period Alignment reflect the pro forma impact of deducting one day from the historical Sunflower results of operations. Additional pro forma adjustments for the Sunflower Transaction consist of the following:

Unaudited Pro Forma Condensed Consolidated Statement of Operations—Thirteen Weeks Ended July 1, 2012

(a) Reflects pro forma adjustments attributable to the application of acquisition accounting to the Sunflower Transaction comprised of (i) a $0.3 million increase in rent expense, resulting principally from straight-line adjustments to rent expense as a result of the new basis in the acquired Sunflower leases as of the acquisition date and (ii) a $0.6 million net increase in amortization expense related to the fair value of favorable lease intangible assets and unfavorable lease liabilities recognized in the Sunflower Transaction. Management has assumed a weighted average useful life of 11.6 years for amortization of favorable and unfavorable leases in arriving at the pro forma amortization adjustment.

(b) Reflects pro forma adjustments to historical Sunflower depreciation related to the fair values of acquired buildings, leasehold improvements and furniture, fixtures and equipment, which are being amortized and depreciated over their estimated useful lives on a straight-line basis. Measurement of these assets in acquisition accounting is based on acquisition date fair value which was lower than Sunflower pre-acquisition carrying value, primarily due to declines in real estate values and occupancy rates as a result of the recession and deferred maintenance associated with acquired furniture, fixtures and equipment. We also reduced remaining useful lives of certain acquired assets, which accelerated depreciation of those assets. The net effect of the reduction in carrying values and remaining useful lives of the acquired assets resulted in a reduction to pro forma depreciation expense compared to historical depreciation expense. Management has assumed weighted average useful lives of 38.4 years, 7.6 years and 4.7 years for buildings, leasehold improvements and furniture, fixtures and equipment, respectively, in arriving at the pro forma depreciation adjustments.

(c) Reflects costs associated with the Sunflower Transaction, which have been excluded from pro forma results due to the absence of a continuing effect on our business. The costs consist of (i) $3.2 million of transaction expenses we incurred in 2012 in connection with the Sunflower Transaction, consisting primarily of professional fees, (ii) $2.6 million of transaction expenses, consisting primarily of professional fees, recorded in Sunflower’s historical pre-combination financial statements, and (iii) $1.1 million of share-based compensation expense associated with a change in control as a result of our acquisition of Sunflower recorded in Sunflower’s historical pre-combination financial statements. Additionally, the pro forma adjustment includes (i) a $0.1 million increase to historical Sunflower depreciation related to the fair value of acquired furniture and fixtures used for general and administrative purposes, which are being depreciated over their estimated useful lives on a straight-line basis and (ii) an insignificant increase to historical amortization expense associated with the Sunflower trade name. Management has assumed weighted average useful lives of 0.4 years for the acquired furniture and fixtures and 10 years for the Sunflower trade name in arriving at the pro forma depreciation and amortization amounts.

(d) In May 2012, we borrowed an additional $100.0 million, net of $0.5 million in financing fees and $2.7 million of issue discount, under our former term loan facility (referred to as the “Former Term Loan”) and received net proceeds of $35.0 million from the issuance of our 10% Senior Subordinated Promissory Notes due 2019 (referred to as the “Notes”) to finance the Sunflower Transaction. The pro forma adjustment represents (i) the incremental interest expense of $1.5 million from our variable rate Former Term Loan and Notes, including amortization of issue discount and deferred financing fees, based on an interest rate of 6% in effect for the Former Term Loan and 10% for the Notes, (ii) the reversal of historical Sunflower interest expense of $0.7 million, as the pre-combination Sunflower debt was paid off in connection with the Sunflower Transaction, and (iii) an increase in interest of $0.4 million resulting from the new basis in Sunflower finance and capital lease obligations acquired in the Sunflower Transaction. A one-eighth percentage change in the interest rate would increase or decrease interest expense by less than $0.1 million during the thirteen weeks ended July 1, 2012.

(e) The pro forma adjustment to income tax (provision) benefit is derived by applying a blended federal and state statutory tax rate of 39.0% to the above pro forma adjustments.

(f) Pro forma net income per weighted average basic and diluted shares outstanding reflects the issuance of 14,898,136 shares to finance the Sunflower Transaction, as if the Sunflower Transaction occurred on the first day of fiscal 2012.

Unaudited Pro Forma Condensed Consolidated Statement of Operations—Twenty-six Weeks Ended July 1, 2012

Pro forma adjustments for the Sunflower Transaction consist of the following:

(g) Reflects pro forma adjustments attributable to the application of acquisition accounting to the Sunflower Transaction comprised of (i) a $0.7 million increase in rent expense, resulting principally from straight-line rent adjustments to rent expense as a result of the new basis in the acquired Sunflower leases as of the acquisition date and (ii) a $0.1 million decrease in amortization expense related to the fair value of favorable lease intangible assets and unfavorable lease liabilities recognized in the Sunflower Transaction. Management has assumed a weighted average useful life of 11.6 years for amortization of favorable and unfavorable leases in arriving at the pro forma amortization adjustment.

(h) Reflects pro forma adjustments to historical Sunflower depreciation related to the fair values of acquired buildings, leasehold improvements and furniture, fixtures and equipment, which are being amortized and depreciated over their estimated useful lives on a straight-line basis. Management has assumed weighted average useful lives of 38.4 years, 7.6 years and 4.7 years for buildings, leasehold improvements and furniture, fixtures and equipment, respectively, in arriving at the pro forma depreciation adjustments.

(i) Reflects costs associated with the Sunflower Transaction, which have been excluded from pro forma results due to the absence of a continuing effect on our business. The costs consist of (i) $3.2 million of transaction expenses we incurred in 2012 in connection with the Sunflower Transaction, consisting primarily of professional fees, (ii) $3.5 million of transaction expenses, consisting primarily of professional fees, recorded in Sunflower’s historical pre-combination financial statements, and (iii) $1.1 million of share-based compensation expense associated with a change in control as a result of our acquisition of Sunflower recorded in Sunflower’s historical pre-combination financial statements.

Additionally, the pro forma adjustment includes (i) a $0.1 million increase to historical Sunflower depreciation related to the fair value of acquired furniture and fixtures used for general and administrative purposes, which are being depreciated over their estimated useful lives on a straight-line basis and (ii) a $0.1 million increase to historical amortization expense associated with the Sunflower trade name. Management has assumed weighted average useful lives of 0.4 years for the acquired furniture and fixtures and 10 years for the Sunflower trade name in arriving at the pro forma depreciation and amortization amounts.

(j) In May 2012, we borrowed an additional $100.0 million, net of $0.5 million in financing fees and $2.7 million of issue discount, under our Former Term Loan and received net proceeds of $35.0 million from the issuance of the Notes to finance the Sunflower Transaction. The pro forma adjustment represents (i) the incremental interest expense of $4.0 million from our variable rate Former Term Loan and Notes, including amortization of issue discount and deferred financing fees, based on an interest rate of 6% in effect for the Former Term Loan and 10% for the Notes, (ii) an increase in interest expense of $1.0 million resulting primarily from the addition of financing leases acquired in the Sunflower Transaction and (iii) the reversal of historical Sunflower interest expense of $2.0 million, as the pre-combination Sunflower debt was paid off in connection with the Sunflower Transaction. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $0.3 million during the twenty-six weeks ended July 1, 2012.

(k) The pro forma adjustment to income tax (provision) benefit is derived by applying a blended federal and state statutory tax rate of 39.0% to the pro forma adjustments described above.

(l) Pro forma net income per weighted average basic and diluted shares outstanding reflects the issuance of 14,898,136 shares to finance the Sunflower Transaction, as if the Sunflower Transaction occurred on the first day of fiscal 2012.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Twenty-six weeks ended
	June 30, 2013	July 1, 2012
Cash and cash equivalents at end of period	$65,628	$75,868
Cash provided by operating activities	$100,951	$62,131
Cash used in investing activities	$(51,502)	$(135,318)
Cash provided by (used in) financing activities	$(51,032)	$134,513

Since inception, we have financed our operations primarily through cash generated from our operations, private placements of our equity and borrowings under our current and former credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, and debt service. We believe that our existing cash and cash equivalents, cash from our August 2013 initial public offering and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rates at our existing stores, new store openings and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

Net cash provided by operating activities increased $38.9 million to $101.0 million for the twenty-six weeks ended June 30, 2013 compared to $62.1 million for the twenty-six weeks ended July 1, 2012, primarily related to our increased scale of operations following the Sunflower Transaction and new store openings. Between these periods we opened 16 stores, closed one store, and the fiscal 2013 period is reflective of a full twenty-six weeks of cash flows on the 37 stores acquired in the Sunflower Transaction on May 29, 2012. In addition to the increase in the number of stores we operate, we leveraged fixed direct store expenses and selling, general and administrative expenses through comparable store sales growth and there was a decrease in acquisition and integration costs of $10.6 million for the comparative periods.

Investing Activities

Net cash used in investing activities decreased $83.8 million to $51.5 million for the twenty-six weeks ended June 30, 2013 compared to $135.3 million for the twenty-six weeks ended July 1, 2012. The decrease in cash used for investing activities is primarily related to the $130.2 million of cash paid for the Sunflower Transaction in fiscal 2012 offset by increased capital expenditures for new store openings, store remodels and an increase in maintenance capital expenditures related to the increased scale of operations following the Sunflower Transaction.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, annual maintenance capital expenditures to maintain the appearance of our stores and other corporate investments.

We expect capital expenditures of $70 million to $75 million in fiscal 2013, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used in financing activities was $51.0 million for the twenty-six weeks ended June 30, 2013 as compared to cash provided by financing activities of $134.5 million for the twenty-six weeks ended July 1, 2012. The increase in cash used in financing activities of $185.5 million is related to the $295.9 million of dividend and anti-dilution payments made to stockholders and option holders and a decrease in proceeds from the issuance of shares of $4.9 million. This use of cash was offset by increases in borrowings, net of repayments, on term loan and senior subordinated note debt of $117.3 million.

Long-Term Debt and Credit Facilities

See Note 7 “Long-Term Debt” of our unaudited consolidated financial statements for a description of the April 2013 Refinancing, our Credit Facility, our former credit facilities and our Senior Subordinated Promissory Notes (as defined therein).

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2012, except for updates related to our long-term debt, which have been updated as of June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Term Loan, including current portion(1)	$700,000	$5,250	$14,000	$14,000	$666,750
Interest payments on long-term debt(2)	210,640	31,818	62,764	61,401	54,657
Capital and financing lease obligations(3)	132,747	12,229	24,136	24,121	72,261
Operating lease obligations(3)	696,300	62,069	127,445	125,080	381,706
Purchase commitments(4)	31,024	18,921	11,829	274	—

Totals(5)	$1,770,711	$130,287	$240,174	$224,876	$1,175,374

(1)	In connection with the April 2013 Refinancing, we refinanced amounts due under our former credit facilities. The Term Loan will mature in April 2020 and will amortize at a rate per annum, in four equal installments, in an aggregate amount equal to 1.00% of the original amount of the Term Loan, with the balance due on the maturity date. We made a partial repayment of the Term Loan in August 2013 using $340.0 million in proceeds from shares sold in our initial public offering. This repayment will reduce payments presented in the “More Then 5 Years” column. See Note 7 “Long-Term Debt” to our unaudited consolidated financial statements.
(2)	Represents estimated interest payments on our Term Loan based on principal amounts outstanding as of June 30, 2013, repayment terms and contractual interest rates expected to apply through maturity. We estimated LIBOR based on LIBOR in effect at June 30, 2013 to derive the contractual interest rate expected to apply to our Term Loan. After giving effect to the $340.0 million repayment in August 2013 and a 0.5% reduction in interest rate effective in the fourth quarter of fiscal 2013, we estimate that our annual cash interest will decrease on a pro forma annualized basis by approximately $17.1 million from approximately $31.5 million to $14.4 million based on our debt balance as of June 30, 2013 and assuming LIBOR rates as of June 30, 2013.
(3)	Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $0.2 million for the period of less than one year, $0.3 million for years one to three, $0.2 million for years four to five, and no payments for the period beyond five years.
(4)	Consists primarily of open purchase orders and commitments under noncancelable service contracts.
(5)	As of December 30, 2012, the Company had recorded $15.3 million of liabilities related to its self-insurance program. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Impact of Inflation

Inflation and deflation in the prices of food and other products we sell may periodically affect our sales, gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions. In the first half of fiscal 2012, we experienced produce price deflation, which contributed to higher gross margins in our business during that period and the full fiscal year.

Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies. Although we may experience periodic effects on sales, gross profit and gross margins as a result of changing prices, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributes approximately 26% of our net sales, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include, but are not limited to, those related to inventory, valuations, lease assumptions, sublease assumptions for closed stores, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Equity-Based Compensation

Following the Henry’s Transaction, we adopted the Sprouts Farmers Markets, LLC Option Plan (referred to as the “2011 Option Plan”) in May 2011. Grants of options to purchase our shares under this plan have been for equity instruments exchanged for employee services. We account for equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation (referred to as “ASC 718”). Compensation expense associated with equity incentive grants requires management judgment to calculate the estimated fair value of awards which typically vest over multi-year periods and for which the ultimate amount of compensation is not known on the date of grant. Time vested options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets for each year. In the event of a change in control as defined in the 2011 Option Plan, all options become immediately vested and exercisable.

The Company’s board of directors has adopted, and its equity holders have approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (referred to as the “2013 Incentive Plan”). The 2013 Incentive Plan became effective upon the completion of our initial public offering on August 6, 2013 and replaced the 2011 Option Plan (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan will enable us to formulate and implement a compensation program that will attract, motivate and retain experienced, highly-qualified team members who will contribute to our financial success, and will align the interests of our team members with those of our stockholders through the ability to grant a variety of stock-based and cash-based awards. The 2013 Incentive Plan will serve as the umbrella plan for our stock-based and cash-based incentive compensation programs for our directors, officers and other team members.

Under the provisions of ASC 718, equity-based compensation expense is measured at the grant date, based on the fair value of the award. As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our equity-based compensation expense.

At June 30, 2013, options to acquire 11,628,177 shares were outstanding, and a total of 11,581,610 options were vested or expected to vest. Equity-based compensation expense totaled $2.7 million and $1.7 million for the twenty-six weeks ended June 30, 2013 and July 1, 2012, respectively. The weighted average fair value of options granted to purchase shares was $2.69 for the twenty-six weeks ended June 30, 2013; no options were granted during the twenty-six weeks ended July 1, 2012. Unrecognized compensation cost relating to outstanding awards was $5.2 million at June 30, 2013, with a weighted average remaining vesting period of 1.5 years.

We have used the Black-Scholes option pricing model to calculate the fair value of our equity-based compensation awards at grant date. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of equity-based compensation awards, including the option’s expected term and the price volatility of the underlying stock.

In addition to assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the equity-based compensation cost for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures of grants made under the 2011 Option Plan. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior.

We will continue to use judgment in evaluating the assumptions related to our equity-based compensation on a prospective basis. If any of the assumptions used in the Black-Scholes model change significantly or estimated forfeiture rates change, equity-based compensation for future awards may differ materially compared with the awards granted previously.

We are also required to estimate the fair value of the common stock underlying our equity-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. Due to the prior absence of a market for our common stock, the fair values were determined by our board of directors, with input from management. Additionally, a majority of awards granted were issued in proximity to transactions with third parties in which we issued equity at arm’s-length negotiated values. Grants subsequent to our initial public offering will be based on the trading value of our common stock.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or market. The cost method is used for warehouse perishable and store perishable department inventories by assigning costs to each of these items based on a first-in, first-out (referred to as “FIFO”) basis (net of vendor discounts).

Effective January 3, 2011, we changed our accounting policy for non-perishable inventories from the lower of cost or market using the retail inventory method (referred to as “RIM”) to the lower of cost or market using weighted average costs. Our valuation of our non-perishable inventory using weighted average costs includes statistical and other estimation methods which we believe provide a reasonable basis to estimate our inventory values at the end of the respective periods.

Physical inventory counts are performed in our stores during each fiscal quarter end by a third- party inventory counting service. As inventory is adjusted at each period end for the physical inventory results, we believe that all inventories are saleable and no allowances or reserves for shrinkage or obsolescence were recorded as of June 30, 2013.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. Our indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses. We also hold intangible assets with finite useful lives, consisting of favorable and unfavorable leasehold interests and the “Sunflower Farmers Market” trade name.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we follow a two-step quantitative goodwill impairment test to determine if goodwill is impaired. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value no further analysis or impairment of goodwill is required. If the carrying value of a reporting unit exceeds its fair value, the fair value of the reporting unit would be allocated to the reporting unit’s assets and liabilities based on the relative fair value, with goodwill written down to its implied fair value, if necessary.

Our impairment evaluation for our indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill. If our qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required and the asset is not impaired. Otherwise, we compare the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

We can elect to bypass the qualitative assessments for goodwill and indefinite-lived intangible assets and proceed directly to the quantitative assessments for goodwill or any indefinite-lived intangible assets in any period. We can resume the qualitative assessment approach in future periods.

We have determined we consist of a single reporting unit. We determine the fair value of the reporting unit and indefinite-lived intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. Significant estimates and assumptions are made in connection with the estimated reporting unit fair value, including projected cash flows, the timing of projected cash flows and applicable discount rates. These estimates and assumptions are generally Level 3 inputs because they are not observable. In the event actual results vary from our estimates and assumptions, or if we change our estimates and assumptions, we may be required to record a goodwill impairment charge.

No impairment of goodwill or indefinite-lived intangible assets was recorded during the thirteen or twenty-six weeks ended June 30, 2013 and July 1, 2012.

Impairment of Long-Lived Assets

We assess our long-lived assets, including property and finite-lived equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Factors for impairment include a significant underperformance relative to expected historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on discounted future cash flows or comparable market values, if available.

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows from the use and eventual disposition of the asset groups. We base our estimates on historical experience and projections, and consider recent economic and competitive trends. In the event that our estimates or assumptions change in the future, we may be required to record a long-lived asset impairment charge. We did not record any impairment loss during the thirteen or twenty-six weeks ended June 30, 2013 and July 1, 2012.

Income Taxes

Until the closing date of the Henry’s Transaction, Henry’s was not a separate tax-paying entity. Henry’s was included in its parent’s consolidated federal and certain state income tax groups for income tax reporting purposes. For the period through such closing date, the consolidated financial statements have been prepared on the basis as if Henry’s prepared its tax returns and accounted for income taxes on a separate-company basis. As a result of the Henry’s Transaction, for tax purposes, Henry’s was acquired in a taxable asset acquisition. The purchase price was allocated to Henry’s identifiable assets and liabilities with the residual assigned to tax deductible goodwill. The resulting basis differences between the new tax values and historical book amounts resulted in a deferred tax asset of $47.6 million being recorded through stockholders’ equity.

In May 2012, we completed the acquisition of a 100% ownership interest in Sunflower. The acquisition was structured to be a tax-free reorganization. The tax basis of the property acquired in reorganization is equal to the basis in the property recorded by Sunflower just prior to the acquisition. The resulting basis difference between the historical tax amounts and the values resulted in net deferred tax assets of $1.9 million being recorded through goodwill.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits as part of income tax expense.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent on future earnings. Applicable accounting guidance requires that a valuation allowance be recognized when, based on available evidence, it is more likely than not that all or a portion of deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is significant negative evidence, establishment of a valuation allowance must be considered. A pattern of sustained profitability is considered significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, our assessment of our valuation allowances requires considerable judgment and could have a significant negative or positive impact on our current and future earnings.

Self-Insurance Reserves

We use a combination of insurance and self-insurance programs to provide reserves for potential liabilities associated with general liability, workers’ compensation and employee health benefits. Liabilities for self-insurance reserves are estimated through consideration of various factors, which include historical claims experience, demographic factors, security factors and other actuarial assumptions. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.

Closed Store Reserve

We recognize a reserve for future operating lease payments associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments from original estimates. Adjustments are made for changes in estimate in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Adjustments in the closed store reserves are recorded in store closure and exit costs in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2 to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

We have determined that all other recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described above under “—Liquidity and Capital Resources—Long-Term Debt and Credit Facilities,” we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $700.0 million principal outstanding under our Term Loan as of June 30, 2013, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $7.0 million annually.

Subsequent to the completion of the April 2013 Refinancing, we had $700.0 million outstanding principal amount of floating-rate debt. Each hundred basis point change in the applicable interest rate would result in a change in interest expense of $7.0 million, or $3.6 million after the $340.0 million repayment of the Term Loan as discussed in Note 7 “Long-Term Debt” to our unaudited consolidated financial statements. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because, as of June 30, 2013, we continued to have a material weakness related to our internal controls with respect to costing of inventories, which we are currently addressing. See Item 1A—“Risk Factors—If we are unable to implement and maintain effective internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.”

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are a party to legal proceedings, including matters involving personnel and employment issues, product liability, personal injury, intellectual property and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although management does not expect that the outcome in these proceedings will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could materially impact our results.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, operating results, financial condition, or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

Risks Related to Our Business and Industry

Competition in our industry is intense, and our failure to compete successfully may adversely affect our revenues and profitability.

We operate in the highly competitive retail food industry. Our competitors include supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers, and specialty stores. These retailers compete with us for products, customers and locations. We compete on a combination of factors, primarily product selection and quality, customer service, store format, location and price. Our success depends on our ability to offer products that appeal to our customers’ preferences, and our failure to offer such products could lead to a decrease in our sales. To the extent that our competitors lower prices, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings or increasing the space allocated to perishable and specialty foods, including natural and organic foods. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to our stores, our results of operations may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.

Our continued growth depends on new store openings, and our failure to successfully open new stores could negatively impact our business and stock price.

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon a number of factors, including our ability to effectively achieve a level of cash flow or obtain necessary financing to support our expansion; find suitable sites for new store locations; negotiate and execute leases on acceptable terms; secure and manage the inventory necessary for the launch and operation of our new stores; hire, train and retain skilled store personnel; promote and market new stores; and address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions. Our ability to grow through strategic acquisitions will depend upon our ability to identify suitable targets and negotiate acceptable terms and conditions for their acquisition, as well as our ability to obtain financing for such acquisitions, integrate the acquired stores into our existing store base and retain the customers of such stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth strategy.

Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

On many of our projects, including build-to-suit and existing repurposed locations, we have received landlord contributions for leasehold improvements and other build-out costs. We cannot guarantee that we will be able to continue to receive landlord contributions at the same levels or at all. Any reductions of landlord contributions could have an adverse impact on our new store cash-on-cash returns and our operating results.

We may be unable to maintain or increase comparable store sales, which could negatively impact our business and stock price.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including:

•	general economic conditions;

•	slowing in the natural and organic retail sector;

•	the impact of new and acquired stores entering into the comparable store base;

•	the opening of new stores that cannibalize store sales in existing areas;

•	increased competitive activity;

•	price changes in response to competitive factors;

•	possible supply shortages;

•	consumer preferences, buying trends and spending levels;

•	product price inflation and deflation;

•	the number and dollar amount of customer transactions in our stores;

•	cycling against any year of above-average sales results;

•	our ability to provide product offerings that generate new and repeat visits to our stores; and

•	the level of customer service that we provide in our stores.

These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.

Our newly opened stores may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.

We have actively pursued new store growth and plan to continue doing so in the future. We cannot assure you that our new store openings will be successful or reach the sales and profitability levels of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results.

In addition, we may not be able to successfully integrate new stores into our existing store base and those new stores may not be as profitable as our existing stores. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. If our new stores are less profitable than our existing stores, or if we experience sales volume transfer from our existing stores, our financial condition and operating results may be adversely affected.

We may be unable to maintain or improve our operating margins, which could adversely affect our financial condition and ability to grow.

If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture efficiencies of scale, improve our systems, continue our cost discipline, and maintain appropriate store labor levels and disciplined product selection, our operating margins may stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

We rely heavily on sales of fresh produce, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce. Sales of produce accounted for approximately 25% of our pro forma net sales in fiscal 2012 and 26% of our net sales in the twenty-six weeks ended June 30, 2013. Although we have not experienced difficulty in maintaining the supply of our produce to date, there is no assurance that quality fresh produce will be available to meet our needs in the future. Produce is vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce. In addition, we could suffer significant produce inventory losses in the event of disruption of our distribution network or extended power outages in our distribution centers. If we are unable to maintain produce inventory levels suitable for our business needs, it would materially adversely affect our financial condition and results of operations.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

•	anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;

•	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and

•	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, dietary preferences, natural and organic products, and vitamins and supplements. Consumer preferences towards supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions and the cost of these products. Our store offerings currently include natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety of any such items may adversely affect demand for our products, and could result in lower customer traffic, sales and results of operations.

If we are unable to anticipate and satisfy consumer preferences in the regions where we operate, our sales may decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Real or perceived quality or food safety concerns could have an adverse effect on our sales and reputation.

We could be materially adversely affected if consumers lose confidence in the safety and quality of products we sell. We are a fresh, natural and organic retailer, and we believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. As a result, we believe that our customers hold us to a high food safety standard. Concerns regarding the safety of our food products or the safety and quality of our food supply chain could cause shoppers to avoid shopping with us, even if the basis for the concern is outside of our control. In addition, adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying products we sell and have an adverse effect on our sales. Any lost confidence on the part of our customers would be difficult and costly to reestablish. Any such adverse effect could be exacerbated by our position in the market as a natural and organic food retailer, and could significantly reduce our brand value. Issues regarding the quality or safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

Products we sell could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we sell could result in the discontinuance of sales of these products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Sprouts brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity. Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.”

Although the Food and Drug Administration (referred to as the “FDA”) and the U.S. Department of Agriculture (referred to as the “USDA”) have each issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences.

As of June 30, 2013, we operated 73 stores in California, making California our largest market representing 46% of our total stores and 46% of our net sales in the twenty-six weeks ended June 30, 2013. We also have store concentration in Arizona, Colorado and Texas, operating 24, 23 and 25 stores in those states, respectively, and representing 46% in the aggregate of our net sales in the twenty-six weeks ended June 30, 2013. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, changes in economic conditions, severe weather conditions and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations.

Disruption of significant supplier relationships could negatively affect our business.

Nature’s Best, Inc. (referred to as “NB”) is our primary supplier of dry grocery and frozen food products, accounting for approximately 17% and 23% of our total purchases in fiscal 2012 and the twenty-six weeks ended June 30, 2013, respectively. We also have commitments in place with NB to order certain amounts of our distribution-sourced organic and natural produce from NB, and to maintain certain minimum average annual store purchase volumes, including for any new stores we open. Our current contractual relationship with NB continues through April 2018. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of NB to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels. Another 4% and 4% of our total purchases in fiscal 2012 and the twenty-six weeks ended June 30, 2013, respectively, were made through our secondary supplier, United Natural Foods Inc. (referred to as “UNFI”). Our current contractual relationship with UNFI continues through December 2, 2014 (subject to automatic renewal for successive one-year periods unless either we or UNFI elect not to renew). There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if NB, UNFI or any of our other suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition and results of operations.

Any significant interruption in the operations of our distribution centers could disrupt our ability to deliver our produce in a timely manner.

We self-distribute our produce through our two distribution centers located in Arizona and Texas and a third-party distribution center in California. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, or shipping problems, could adversely impact our ability to distribute produce to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason causing delays in shipment of produce to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition and results of operations.

We, as well as our vendors, are subject to numerous laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past, or otherwise adversely affect our business, results of operations and financial condition.

As a retailer of food, vitamins and supplements and a seller of many of our private label products, we are subject to numerous health and safety laws and regulations. Our suppliers and contract manufacturers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of products we sell, as well as the health and safety of our team members and the protection of the environment. We are subject to regulation by various government agencies, including the FDA, the USDA, the Federal Trade Commission (referred to as the “FTC”), the Occupational Safety and Health Administration, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as various state and local agencies.

We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. In addition, the USDA’s Food Safety Inspection Service (referred to as “FSIS”) conducts regular, mandatory on-site inspections of processing and manufacturing facilities. When violations occur, the agency has broad discretion to withhold FSIS inspection services, shut down processing facilities and take civil or criminal actions against violators of applicable statutes and regulations.

As a retailer of supplements, our sales of vitamins and supplements are regulated under the Dietary Supplement Health and Education Act of 1994 (referred to as “DSHEA”), a statute which is administered by the FDA as part of its responsibilities under the federal Food, Drug and Cosmetic Act (referred to as “FDCA”). DSHEA expressly permits vitamins and supplements to bear statements describing how a product affects the structure, function and/or general well-being of the body. However, no statement may expressly or implicitly represent that a supplement will diagnose, cure, mitigate, treat or prevent a disease.

New or revised government laws and regulations, such as the FDA Food Safety Modernization Act (referred to as “FSMA”), passed in January 2011, which grants the FDA greater authority over the safety of the national food supply, as well as increased enforcement by government agencies, could result in additional compliance costs and civil remedies. Specifically, the FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce, requires the FDA to identify “high risk” foods and “high risk” facilities and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States.

With respect to both food and dietary supplements, the FSMA meaningfully augments the FDA’s ability to access a producer’s records and a supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. The FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under the FSMA, the FDA has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

DSHEA established that no notification to the FDA is required to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment. However, for a dietary ingredient not present in the food supply prior to DSHEA’s enactment, the manufacturer is required to provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011, which attempts to clarify when an ingredient will be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient, and appropriate methods for establishing the identity of a new dietary ingredient. In particular, the guidance may cause dietary supplement products available in the market before DSHEA to now be classified to include a new dietary ingredient if the dietary supplement product was produced using manufacturing processes different from those used in 1994. Accordingly, the adoption of the draft FDA guidance or similar guidance could materially adversely affect the availability of dietary supplement products.

The FDA has broad authority to enforce the provisions of the FDCA applicable to the safety, labeling, manufacturing and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Pursuant to the FSMA, the FDA also has the power to refuse the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food, including supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition), and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition and results of operations.

We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination.

As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs or require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operations.

Our nutrition-oriented educational activities may be impacted by government regulation or our inability to secure adequate liability insurance.

We provide nutrition-oriented education to our customers, and these activities may be subject to state and federal regulation, and oversight by professional organizations. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that (i) does not, in the FDA’s view, accurately present such information, (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information or (iii) impermissibly promotes drug-type disease-related benefits. If our team members or third parties we engage to provide this information do not act in accordance with regulatory requirements, we may become subject to penalties that could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements, and we maintain professional liability insurance in order to mitigate risks associated with this nutrition-oriented education. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on this activity. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our customer educators to provide some information to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

General economic conditions that impact consumer spending could adversely affect our business.

The retail food business is sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates and other economic factors that affect consumer spending and confidence or buying habits may materially adversely affect the demand for products we sell in our stores. In recent years, the U.S. economy has experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, decreases in home values and retirement accounts, high unemployment and falling consumer confidence. As a result, consumers are more cautious and could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores or extreme value formats, which could have a material and adverse effect on our operating results and financial condition.

In addition, inflation or deflation can impact our business. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result, our operating results and financial condition could be materially adversely affected.

A widespread health epidemic could materially impact our business.

Our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could also adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

Increased commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Commodity prices worldwide have been increasing. Any increase in commodity prices may cause our vendors to seek price increases from us. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. Our shipping costs have also increased recently due to rising fuel and freight prices, and these costs may continue to increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition and results of operations.

Increases in certain costs affecting our marketing, advertising and promotions may adversely impact our ability to advertise effectively and reduce our profitability.

Postal rate increases, and increasing paper and printing costs affect the cost of our promotional mailings. In response to any future increase in mailing costs, we may consider reducing the number and size of certain promotional pieces. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not party to any long-term contracts for the supply of paper. Future increases in costs affecting our marketing, advertising and promotions could adversely impact our ability to advertise effectively and our profitability.

Disruptions to, or security breaches involving, our information technology systems could harm our ability to run our business.

We rely extensively on information technology systems for point of sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. In January 2013, we discovered sophisticated malware installed on certain credit card “pin pads” in a limited number of our stores designed to illegally access our customers’ credit card information. We discovered the malware shortly after it was planted and promptly shut down its access to our systems, but it is possible that our customers’ credit card information was compromised. In connection with the January 2013 breach, in addition to replacing the affected card terminals for a total cost of approximately $170,000, we engaged a nationally recognized cybersecurity firm to investigate the incident. The costs associated with the investigation, and any penalties assessed by our credit card vendors, are covered by our insurance policy, subject to our insurance deductible of $100,000. We have implemented numerous additional security protocols since the attack in order to further tighten security, but there can be no assurance similar breaches will not occur in the future. Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others, face costly litigation, and our reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause significant interruptions to our business. Any material interruption in the information technology systems we rely on may have a material adverse effect on our operating results and financial condition.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of trademark, trade secret, copyright and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. In particular, we believe our trademarks, including SPROUTS FARMERS MARKET®, SPROUTS® and HEALTHY LIVING FOR LESS!®, and our domain names, including sprouts.com, are valuable assets. However, there can be no assurance that our intellectual property rights will be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names and logos similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. There can be no assurance that our intellectual property rights can be successfully asserted against such third parties or will not be invalidated, circumvented or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos and domain names similar to ours, consumer confusion could result, the perception of our brand and products could be negatively affected, and our sales and profitability could suffer as a result. We also license the SPROUTS FARMERS MARKETS trademark to a third party for use in operating two grocery stores. If the licensee fails to maintain the quality of the goods and services used in connection with this trademark, our rights to, and the value of, this and similar trademarks could potentially be harmed. Negative publicity relating to the licensee could also be incorrectly associated with us, which could harm the business. Failure to protect our proprietary information could also have a material adverse effect on our business.

We may also be subject to claims that our activities or the products we sell infringe, misappropriate or otherwise violate the intellectual property rights of others. Any such claims can be time consuming and costly to defend and may distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to enter into costly settlement or license agreements (which could, for example, prevent us from using our trademarks in certain geographies or in connection with certain products and services), pay costly damage awards, and face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services, any of which could have a material adverse effect on our business.

Changes in accounting standards may materially impact reporting of our financial condition and results of operations.

Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for inventories, goodwill and intangible assets, store closures, leases, insurance, income taxes, stock-based compensation and accounting for mergers and acquisitions, are complex and involve subjective judgments. Changes in these rules or their interpretation may significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported financial condition and results of operations.

Specifically, proposed changes to financial accounting standards could require such leases to be recognized on our balance sheet. In addition to our indebtedness, we have significant obligations relating to our current operating leases. All of our existing stores are subject to leases, which have average remaining terms of nine years and, as of December 30, 2012, we had undiscounted operating lease commitments of approximately $696.3 million, scheduled through 2032, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 20 to our consolidated financial statements for the year ended December 30, 2012 contained in our prospectus dated July 31, 2013, filed on August 2, 2013 pursuant to Rule 424(b)(4) under the Securities Act, but are not reflected as liabilities on our consolidated balance sheets.

In August 2010, the Financial Accounting Standards Board (referred to as “FASB”) and the International Accounting Standards Board (referred to as “IASB”) issued a joint discussion paper highlighting proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification 840 (referred to as “ASC 840”), Leases (formerly Statement of Financial Accounting Standards 13, Accounting for Leases) requires that operating leases are classified as an off-balance sheet transaction and only the current year operating lease expense is accounted for in the income statement. In order to determine the proper classification of our stores as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. A majority of our store leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets, which means that neither a leased asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. The proposed changes to ASC 840 would require that substantially all operating leases be recognized as assets and liabilities on our balance sheet. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. The proposed changes are currently being reviewed by FASB, IASB and others. The timeline for finalization and effectiveness has not yet been determined, but the standard may require retrospective adoption. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities and assets reflected on our balance sheets and in the interest expense and depreciation and amortization expense reflected in our income statement, while reducing the amount of rent expense.

Legal proceedings could materially impact our business, financial condition and results of operations.

Our operations, which are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, employment-related and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, and results of operations.

Claims under our insurance plans may differ from our estimates, which could materially impact our results of operations.

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability (including, in connection with legal proceedings described under “Legal proceedings could materially impact our business, financial condition and results of operations” above), property insurance, director and officers’ liability insurance, vehicle liability and team member health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Our high level of fixed lease obligations could adversely affect our financial performance.

Our high level of fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the relevant stores, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

Our lease obligations may require us to continue paying rent for store locations that we no longer operate.

We are subject to risks associated with our current and future store, distribution center and administrative office real estate leases. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, which could materially adversely affect our business, results of operations or financial condition.

The loss of key management could negatively affect our business.

We are dependent upon a number of key management and other team members. If we were to lose the services of a significant number of key team members within a short period of time, this could have a material adverse effect on our operations as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any team member.

If we are unable to attract, train and retain team members, we may not be able to grow or successfully operate our business.

The food retail industry is labor intensive. Our continued success is dependent upon our ability to attract and retain qualified team members who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain team members capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our team members or team member wages may adversely affect our business, results of operations or financial condition.

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, could cause us to incur additional wage and benefit costs. Increased labor costs would increase our expenses and have an adverse impact on our profitability.

Union attempts to organize our team members could negatively affect our business.

None of our team members are currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our team member base at certain stores or within certain regions. Responding to such organization attempts may distract management and team members and may have a negative financial impact on individual stores, or on our business as a whole.

We may require additional capital to fund the expansion of our business, and our inability to obtain such capital could harm our business.

To support our expanding business, we must have sufficient capital to continue to make significant investments in our new and existing stores and advertising. We cannot assure you that cash generated by our operations will be sufficient to allow us to fund such expansion. If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition or prospects.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of June 30, 2013, on a pro forma basis, after giving effect to the application of the net proceeds of our initial public offering described herein, we would have had outstanding indebtedness of approximately $360 million. We may incur additional indebtedness in the future, including borrowings under our credit facility (referred to as the “Credit Facility”). We will continue to have significant debt service obligations following the completion of our initial public offering. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

The fact that a substantial portion of our cash flow from operations could be needed to make payments on this indebtedness could have important consequences, including the following:

•	reducing our ability to execute our growth strategy, including new store development;

•	impacting our ability to continue to execute our operational strategies in existing stores;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow for other purposes;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the market in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting our ability to borrow additional funds; and

•	failing to comply with the covenants in our debt agreements could result in all of our indebtedness becoming immediately due and payable.

Our ability to obtain necessary funds through borrowing will depend on our ability to generate cash flow from operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our Credit Facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results and financial condition may be adversely affected. Our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investment.

Covenants in our debt agreements restrict our operational flexibility.

The agreement governing our Credit Facility contains usual and customary restrictive covenants relating to our management and the operation of our business, including the following:

•	incurring additional indebtedness;

•	making certain investments;

•	merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of our assets;

•	paying dividends, making distributions, or redeeming capital stock;

•	entering into transactions with our affiliates; and

•	granting liens on our assets.

Our Credit Facility also requires us to maintain a specified financial ratio at the end of any fiscal quarter at any time the revolving credit facility under the Credit Facility (referred to as the “Revolving Credit Facility”) is drawn. Our ability to meet this financial ratio, if applicable, could be affected by events beyond our control. Failure to comply with any of the covenants under our Credit Facility could result in a default under the facility, which could cause our lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operating results, and financial condition.

We will incur increased costs as a result of being a public company.

We will incur significant legal, accounting, and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (referred to as the “Sarbanes-Oxley Act”), the Dodd-Frank Act of 2010, and the listing requirements of NASDAQ Global Select Market. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. The reporting requirements, rules, and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

Our management has limited experience managing a public company, and our current resources may not be sufficient to fulfill our public company obligations.

Following the completion of our initial public offering that closed on August 6, 2013, we are subject to various regulatory requirements, including those of the Securities and Exchange Commission (referred to as the “SEC”) and the NASDAQ Global Select Market. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may initially be reliant on engaging outside consultants or professionals to overcome our lack of experience. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants, or are otherwise unable to fulfill our public company obligations.

If we are unable to implement and maintain effective internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, beginning with our 2014 annual report on Form 10-K to be filed in 2015, we will be required to file a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which is a time-consuming, costly and complicated process. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our 2014 annual report on Form 10-K to be filed in 2015.

In connection with the audit of the financial statements for Sprouts Arizona for fiscal 2010 and our financial statements for fiscal 2011, material weaknesses were identified. We have taken steps to remediate these items by hiring additional finance and accounting personnel and by establishing and formalizing accounting policies and procedures.

In connection with the audit of our financial statements for fiscal 2012, a material weakness related to internal controls with respect to costing of inventories was identified. We previously valued our non-perishable products at the lower of cost or market with costs determined based on replacement costs before discounts. We later determined that replacement costs before discounts was not an acceptable method under GAAP. As a result, we restated our fiscal 2011 financial statements to correct for this error and we changed our inventory method for non-perishable products to the lower of cost or market using weighted-average costs. The correction of this error also resulted in an audit adjustment in fiscal 2012. As a result, it was determined that a material weakness in our internal control over financial reporting existed related to our failure to design and maintain effective controls with respect to the application of an appropriate GAAP method in determining inventory costs for non-perishable products. We are currently recording our inventory costs for non-perishable inventory using weighted-average costs that include statistical and other estimation methods which we believe provide a reasonable basis to value our non-perishable inventory. We are currently addressing this material weakness in the development of our internal control over financial reporting processes. However we cannot at this time estimate how long it will take to remediate this material weakness.

If we are unsuccessful in our efforts to remediate any material weakness in our internal control over financial reporting, if we identify any additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill. As of June 30, 2013, we had goodwill of approximately $368.1 million, which represented 32% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2010, 2011 and 2012, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile, and you may not be able to resell your shares at or above the price you paid for them or at all.

Prior to our initial public offering that closed on August 6, 2013, there has been no public market for our common stock. An active public market for our common stock may not develop or be sustained after our initial public offering. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of our common stock at a price that is attractive to you, or at all. The price of our common stock in any such market may be higher or lower than the price that you paid.

There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our quarterly or annual financial results;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•

failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us or our competitors;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	sales, or anticipated sales, of large blocks of our stock;

•	short selling of our common stock by investors;

•	additions or departures of key personnel;

•	new store openings or entry into new markets by us or by our competitors;

•	regulatory or political developments;

•	changes in accounting principles or methodologies;

•	litigation and governmental investigations;

•	acquisitions by us or by our competitors; and

•	general financial market conditions or events.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price or liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management from our business.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our initial public offering, and the perception that these sales could occur may depress the market price. We have 146,433,944 shares of common stock outstanding after our initial public offering. Of these shares, the 21,275,000 shares of common stock sold in our initial public offering are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended (referred to as the “Securities Act”). The holders of substantially all of the remaining shares of common stock have agreed with the underwriters in our initial public offering, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the 180-day period beginning on July 31, 2013, except with the prior written consent of Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC. In addition, participants in the directed share program as part of our initial public offering who purchased more than $1.0 million of common stock are subject to similar restrictions during the 25-day period beginning on July 31, 2013, except with the prior written consent of Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC. The 180-day and 25-day restricted periods referred to in the preceding two sentences may be extended under a limited number of circumstances.

In addition, the stockholders agreement by and among us and current holders of approximately 99.6% of our outstanding shares of common stock prior to our initial public offering limits the ability of current equity holders (other than the Apollo Funds) to sell their shares, subject to various exceptions, until October 31, 2014 (subject to a potential extension of up to 90 days). However, the Apollo Funds will have the ability to require us to register shares of our common stock held by them for resale (subject to the restrictions during the 180-day restricted period referred to above), and our stockholders party to the stockholders agreement will also have the ability to participate in such registered offerings. Subject to the foregoing, after the expiration of the restricted period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144.

We also intend to register all shares of common stock that we may issue under our incentive plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up arrangement described above.

Sales of common stock as restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our principal stockholders have substantial control over us and are able to influence corporate matters.

Upon the closing of our initial public offering on August 6, 2013, our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 83.5% of our outstanding common stock. In particular, the Apollo Funds beneficially own, in the aggregate, approximately 44.5% of our outstanding common stock. These amounts compare to approximately 14% of our outstanding common stock represented by the shares sold by us in our initial public offering. As a result, these stockholders, acting together, or the Apollo Funds acting alone, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions could impair a takeover attempt and adversely affect existing stockholders.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders. Our corporate governance documents include the following provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	prohibiting our stockholders from acting by written consent, thereby requiring stockholder action to be taken at an annual or special meeting of stockholders;

•

prohibiting our stockholders from calling special meetings of stockholders, which may delay the ability of our stockholders to force consideration of a proposal or the ability of holders controlling a majority of our capital stock to take any action, including the removal of directors;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•

permitting newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors to be filled only by a majority of our remaining directors, even if less than a quorum is then in office, or by a sole remaining director; and

•	providing that our board of directors is expressly authorized to make, repeal, alter, or amend our bylaws.

In addition, Delaware law imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If we do not establish and maintain adequate research coverage, or if any of the analysts who may cover us downgrade our stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Since we do not expect to pay any cash dividends for the foreseeable future, investors may be forced to sell their stock in order to obtain a return on their investment.

We do not anticipate declaring or paying in the foreseeable future any cash dividends on our capital stock. Instead, we plan to retain any earnings to finance our operations and growth plans. In addition, our Credit Facility contains covenants that would restrict our ability to pay cash dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 31, 2013, our registration statement on Form S-1 (File No. 333-188493) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 20,477,215 shares of our common stock pursuant to an underwriting agreement dated July 31, 2013, at a price to the public of $18.00 per share, or an aggregate of approximately $368.6 million. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers of the offering, and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC were the representatives of the underwriters. All securities registered in this registration statement have been sold pursuant to the underwriting agreement. On August 6, 2013, we closed the sale of all such shares, resulting in net proceeds to us of $344.7 million, after deducting the underwriting discount of $20.3 million and offering expenses of approximately $3.6 million payable by us.

Affiliates of Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. are lenders under our Credit Facility and have received more than five percent of the net proceeds of the offering in connection with our repayment of borrowings under the Term Loan portion of our Credit Facility described below, in addition to their respective underwriting discounts payable in connection with the offering of $7.1 million, $6.1 million and $1.0 million. In addition, affiliates of Apollo Global Securities, LLC, one of the underwriters in the offering, owned more than 10% of our outstanding capital stock at the time of the offering, and Andrew S. Jhawar, our Chairman of the Board, serves as a Senior Partner of Apollo Management, L.P., an affiliate of Apollo Global Securities, LLC. We paid an underwriting discount of $1.0 million to Apollo Global Securities, LLC in connection with the sale of shares in our initial public offering. We did not receive any of the approximately $14.4 gross proceeds (or approximately $13.6 million net proceeds, after deducting the underwriting discount) from the sale of 797,785 shares by the selling stockholders in the offering.

On August 6, 2013, we used $340.0 million of the net proceeds from our initial public offering to repay borrowings under the Term Loan portion of our Credit Facility. See Note 7 “Long-Term Debt” to our unaudited consolidated financial statements. We intend to use the remaining net proceeds from the offering for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated July 31, 2013 filed with the Securities and Exchange Commission on August 2, 2013 pursuant to Rule 424(b)(4) of the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 15, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (3)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (3)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the Securities and Exchange Commission on July 29, 2013, and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the Securities and Exchange Commission on July 22, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the Securities and Exchange Commission on May 9, 2013, and incorporated herein by reference.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 23, 2013	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 15, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (3)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (3)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the Securities and Exchange Commission on July 29, 2013, and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the Securities and Exchange Commission on July 22, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the Securities and Exchange Commission on May 9, 2013, and incorporated herein by reference.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.