Form 10-Q
period 2013-09-29
Sprouts Farmers Market, Inc.
filed 2013-11-07
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2013, there were outstanding 146,433,944 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2013

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, and our prospectus dated July 31, 2013, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (referred to as the “Securities Act”), with the Securities and Exchange Commission on August 2, 2013 (referred to as the “Prospectus”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$91,735	$67,211
Accounts receivable, net	8,962	8,415
Inventories	114,765	98,382
Prepaid expenses and other current assets	14,078	4,521
Deferred income tax asset	9,728	24,592

Total current assets	239,268	203,121
Property and equipment, net of accumulated depreciation	348,177	303,166
Intangible assets, net of accumulated amortization	195,790	196,772
Goodwill	368,078	368,078
Other assets	13,118	9,521
Deferred income tax asset	17,372	22,578

Total assets	$1,181,803	$1,103,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,430	$82,721
Accrued salaries and benefits	20,928	21,397
Other accrued liabilities	26,201	27,561
Current portion of capital and financing lease obligations	2,676	3,379
Current portion of long-term debt	5,684	1,788

Total current liabilities	172,919	136,846
Long-term capital and financing lease obligations	117,632	104,260
Long-term debt	346,094	424,756
Other long-term liabilities	59,524	50,619

Total liabilities	696,169	716,481

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 146,433,944 and 125,956,729 shares issued and outstanding, September 29, 2013 and December 30, 2012, respectively	146	126
Additional paid-in capital	460,271	395,480
Retained earnings (accumulated deficit)	25,217	(8,851)

Total stockholders’ equity	485,634	386,755

Total liabilities and stockholders’ equity	$1,181,803	$1,103,236

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$633,614	$510,050	$1,829,675	$1,315,882
Cost of sales, buying and occupancy	443,509	363,641	1,278,623	921,955

Gross profit	190,105	146,409	551,052	393,927
Direct store expenses	129,418	104,450	367,064	268,279
Selling, general and administrative expenses	22,807	25,175	60,259	64,846
Store pre-opening costs	1,237	1,216	5,254	2,070
Store closure and exit costs	(38)	2,273	1,670	3,552

Income from operations	36,681	13,295	116,805	55,180
Interest expense	(8,790)	(9,951)	(30,346)	(25,414)
Other income	203	133	447	201
Loss on extinguishment of debt	(9,507)	(992)	(17,682)	(992)

Income before income taxes	18,587	2,485	69,224	28,975
Income tax provision	(7,126)	(1,178)	(27,178)	(12,816)

Net income	$11,461	$1,307	$42,046	$16,159

Net income per share:
Basic	$0.08	$0.01	$0.32	$0.14
Diluted	$0.08	$0.01	$0.31	$0.14
Weighted average shares outstanding:
Basic	139,687	125,794	130,538	116,791

Diluted	144,710	127,820	134,529	118,441

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2012	110,000,008	$110	$295,694	$(28,351)	$267,453
Net income	—	—	—	19,500	19,500
Issuance of shares to stockholders	831,314	1	4,999	—	5,000
Issuance of shares related to Sunflower Transaction	14,898,136	15	89,590	—	89,605
Issuance of shares	62,271	—	—	—	—
Issuance of shares under 2011 Option Plan, net of shares withheld	189,585	—	549	—	549
Repurchase of shares	(24,585)	—	(148)	—	(148)
Excess income tax benefit in equity	—	—	143	—	143
Equity-based compensation	—	—	4,653	—	4,653

Balances at December 30, 2012	125,956,729	$126	$395,480	$(8,851)	$386,755
Net income	—	—	—	42,046	42,046
Issuance of shares under 2011 Option Plan	12,375	—	75	—	75
Issuance of shares in IPO, net of issuance costs	20,477,215	20	344,085	—	344,105
Repurchase of shares	(12,375)	—	(113)	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	(282,029)
Anti-dilution payments made to optionholders	—	—	(13,892)	—	(13,892)
Tax benefit of antidilution payments made to optionholders	—	—	4,402	—	4,402
Equity-based compensation	—	—	4,285	—	4,285

Balances at September 29, 2013	146,433,944	$146	$460,271	$25,217	$485,634

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities
Net income	$42,046	$16,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,860	25,788
Accretion of asset retirement obligation	84	212
Amortization of financing fees and debt issuance costs	2,041	1,876
Loss on disposal of property and equipment	437	2,609
Gain on sale of intangible assets	(19)	—
Equity-based compensation	4,285	2,948
Non-cash loss on extinguishment of debt	17,474	992
Deferred income taxes	23,074	10,790
Changes in operating assets and liabilities:
Accounts receivable	(721)	(2,610)
Inventories	(16,383)	1,290
Prepaid expenses and other current assets	(9,752)	3,590
Other assets	(3,875)	(5,378)
Accounts payable	39,808	6,921
Accrued salaries and benefits	(469)	5,016
Other accrued liabilities	39	3,675
Other long-term liabilities	9,777	8,617

Net cash provided by operating activities	142,706	82,495

Cash flows from investing activities
Purchases of property and equipment	(74,777)	(28,637)
Proceeds from disposal of property and equipment	2	9,646
Proceeds from sale of intangible assets	172	—
Acquisition, net of cash acquired	—	(130,174)

Net cash used in investing activities	(74,603)	(149,165)

Cash flows from financing activities
Borrowings on line of credit	—	3,000
Payments on line of credit	—	(3,000)
Borrowings on term loan, net of financing costs	688,127	97,247
Payments on term loan	(745,100)	(2,575)
Borrowings on Sr. Subordinated Notes	—	35,000
Payments on Sr. Subordinated Notes	(35,000)	—
Payments on capital lease obligations	(335)	(321)
Payments on financing lease obligations	(2,104)	(1,572)
Payments of deferred financing costs	(1,370)	(401)
Payments of IPO costs	(4,212)	—
Cash from landlord related to financing lease obligations	4,057	527
Payment to stockholders and option holders	(295,921)	—
Repurchase of shares	(113)	—
Proceeds from the issuance of shares	348,392	5,549

Net cash provided by (used in) financing activities	(43,579)	133,454

Net increase in cash and cash equivalents	24,524	66,784
Cash and cash equivalents at beginning of the period	67,211	14,542

Cash and cash equivalents at the end of the period	$91,735	$81,326

Supplemental disclosure of cash flow information
Cash paid for interest	$31,529	$23,101
Cash paid for income taxes	1,276	1,501
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$6,332	$2,832
Property acquired through capital and financing lease obligations	10,986	5,970

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012 included in the Company’s Prospectus dated July 31, 2013, filed on August 2, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), in respect of the Company’s Registration Statement on Form S-1 (Reg. No. 333-188493).

On August 6, 2013, the Company completed its initial public offering (“IPO”) of 21,275,000 shares of common stock at a price of $18.00 per share. The Company sold 20,477,215 shares of common stock, and certain stockholders sold the remaining 797,785 shares. The Company received net proceeds from the IPO of $344.1 million, after deducting underwriting discounts and offering expenses. See Note 12, “Stockholders’ Equity” for more information.

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

The Company’s business is subject to modest seasonality. Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 26% of the Company’s net sales for the thirty-nine weeks ended September 29, 2013, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Term Loan and Former Term Loan (as defined in Note 7, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of September 29, 2013 and December 30, 2012. The carrying amount of the Senior Subordinated Promissory Notes (as defined in Note 7, “Long-Term Debt”) approximates fair value as its terms are consistent with current market rates

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

as of December 30, 2012. The Company’s estimates of the fair value of long-term debt (including current maturities) and the Senior Subordinated Promissory Notes were classified as Level 2 in the fair value hierarchy.

4. Business Combinations

In May 2012, the Company acquired Sunflower Farmers Markets, Inc., a Delaware corporation (the “Sunflower Transaction”), that operated 37 Sunflower Farmers Market stores (“Sunflower”), which increased the Company’s total store count to 143 and extended the Company’s footprint into New Mexico, Nevada, Oklahoma and Utah. The Company’s consolidated financial statements include the financial position, results of operations and cash flows of Sunflower commencing on May 29, 2012.

Unaudited supplemental pro forma information

The following table presents unaudited supplemental pro forma consolidated results of operations information for the thirteen and thirty-nine weeks ended September 30, 2012. The unaudited supplemental pro forma consolidated results of operations information gives effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt, as if the Sunflower Transaction occurred at the beginning of 2011:

	Thirteen Weeks Ended September 30, 2012	Thirty-Nine Weeks Ended September 30, 2012
Net sales	$510,050	$1,512,022
Net income	$1,796	$16,969

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

5. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	September 29, 2013	December 30, 2012
Vendor	$7,337	$5,602
Landlord incentives	528	845
Medical insurance receivables	26	1,287
Other	1,071	681

Total	$8,962	$8,415

Medical insurance receivables relate to amounts receivable from the Company’s health insurance carrier for claims in excess of stop-loss limits.

As of September 29, 2013 and December 30, 2012, the Company had recorded allowances of $0.2 million and $0.3 million, respectively, for certain receivables.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

6. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	September 29, 2013	December 30, 2012
Bonuses	$7,288	$6,253
Vacation	6,749	6,747
Accrued payroll	6,511	5,626
Severance	136	2,528
Other	244	243

Total	$20,928	$21,397

7. Long-Term Debt

A summary of long-term debt is as follows:

	Maturity	Interest Rate	As Of
Facility			September 29, 2013	December 30, 2012
Senior Secured
$700.0 million Term Loan, net of original issue discount	April 2020	Variable	$351,778	$—
$60.0 million Revolving Credit Facility	April 2018	Variable	—	—
$410.0 million Former Term Loan, net of original issue discount	April 2018	Variable	—	391,544
$50.0 million Former Revolving Credit Facility	April 2016	Variable	—	—
Senior Subordinated Notes
$35.0 million Senior Subordinated Promissory Notes	July 2019	10%-14%	—	35,000

Total debt			351,778	426,544
Less current portion			(5,684)	(1,788)

Long-term debt, net of current portion			$346,094	$424,756

Current portion of long-term debt is presented net of issue discount of $1.3 million and $2.3 million as of September 29, 2013 and December 30, 2012, respectively. The noncurrent portion of long-term debt is presented net of issue discount of $6.9 million and $11.3 million at September 29, 2013 and December 30, 2012, respectively.

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

The proceeds of the Term Loan were used to repay in full the outstanding Former Term Loan balance of $403.1 million. Such repayment resulted in an $8.2 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount. No amounts were outstanding under the Former Revolving Credit Facility. The remaining proceeds from the Term Loan, together with cash on hand, were used to make a $282.0 million distribution to the Company’s equity holders, to make payments of $13.9 million to vested option holders and to pay transaction fees and expenses related to the refinancing.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

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

Term Loan and Partial Repayment in IPO

On August 6, 2013, the Company used $340.0 million of the net proceeds from its IPO to make a partial repayment of the Term Loan. Such repayment resulted in a $9.0 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in the Company’s statement of operations for the thirteen and thirty-nine weeks ended September 29, 2013. As of September 29, 2013, the outstanding balance of the Term Loan was $351.8 million, net of issue discount of $8.2 million. Financing fees and issue discount are being amortized to interest expense over the term of the Term Loan.

Interest and Applicable Margin

All amounts outstanding under the Credit Facility will bear interest, at the Company’s option, at a rate per annum equal to LIBOR (with a 1.00% floor with respect to Eurodollar borrowings under the Term Loan), adjusted for statutory reserves, plus a margin equal to 3.00%, or an alternate base rate, plus a margin equal to 2.00%, as set forth in the Credit Facility. These interest margins were reduced to their current levels (from 3.50% and 2.50%, respectively) effective August 2, 2013, as a result of (i) the consummation of the Company’s IPO, and (ii) the Company achieving a reduction in the net first lien leverage ratio to less than or equal to 2.75 to 1.00.

Payments and Prepayments

The Term Loan will mature in April 2020 and will amortize at a rate per annum, in four equal quarterly installments, in an aggregate amount equal to 1.00% of the original principal balance, with the balance due on the maturity date.

Subject to exceptions set forth therein, the Credit Facility requires mandatory prepayments in amounts equal to (i) 50% (reduced to 25% if net first lien leverage is less than 3.00 to 1.00 but greater than 2.50 to 1.00 and 0% if net first lien leverage is less than 2.50 to 1.00) of excess cash flow (as defined in the Credit Facility) at the end of each fiscal year, (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales by the Company or any subsidiary guarantor (subject to certain exceptions and reinvestment provisions) and (iii) 100% of the net cash proceeds from the issuance or incurrence of debt by the Company or any of its subsidiaries not permitted under the Credit Facility.

Voluntary prepayments of borrowings under the Credit Facility are permitted at any time, in agreed-upon minimum principal amounts. There is a prepayment fee equal to 1.00% of the principal amount of the Term Loan under the Credit Facility optionally prepaid in connection with any “repricing transaction” on or prior to April 23, 2014, the first anniversary of the closing date. Prepayments made thereafter will not be subject to premium or penalty (except LIBOR breakage costs, if applicable).

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit Facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and $5.0 million swingline loan subfacilities. Letters

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

of credit issued under the facility reduce the borrowing capacity on the total facility. There are no amounts outstanding on the Revolving Credit Facility at September 29, 2013. Letters of credit totaling $8.0 million have been issued as of September 29, 2013 primarily to support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at September 29, 2013 totaled $52.0 million.

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

The Company was in compliance with all applicable covenants under the Credit Facility as of September 29, 2013.

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

During April 2011, the Company borrowed $310.0 million (“Former Term Loan”), net of financing fees of $1.3 million and issue discount of $14.1 million under the Former Term Loan and used the proceeds to effectuate the 2011 combination of Sprouts Farmers Markets, LLC, an Arizona limited liability company (“Sprouts Arizona”), with Henry’s Holdings, LLC, a Delaware limited liability company.

During April 2012, the Company amended the Former Senior Secured Credit Facilities and used the incremental commitments provision to borrow an additional $100.0 million, net of financing fees of $0.5 million and issue discount of $2.7 million, and used the proceeds to effectuate the Sunflower Transaction in May 2012.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

In connection with the April 2013 Refinancing, the Company repaid the Former Term Loan in its entirety and recorded a related $8.2 million loss on extinguishment of debt as reflected in the consolidated statement of operations for the thirty-nine weeks ended September 29, 2013.

The Former Term Loan required quarterly principal payments, totaling 1.00% per annum, with the balance payable on the final maturity date.

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

8. Closed Store Reserves

The following is a summary of closed store reserve activity during the thirty-nine weeks ended September 29, 2013 and fiscal year ended December 30, 2012:

	September 29, 2013	December 30, 2012
Beginning balance	$5,243	$5,427
Additions	363	4,343
Usage	(1,348)	(1,645)
Adjustments	617	(2,882)

Ending balance	$4,875	$5,243

Additions made during 2013 relate to the closure of a former Sunflower warehouse. Adjustments relate to adjustments of sublease estimates. Additions made during 2012 relate to one store closure and the closure of a Sunflower administrative facility. During 2012, an adjustment was made to reflect the release of the Company from a lease for a closed store resulting in a reduction of liability of $1.3 million. Also, another location previously closed was subleased to an unaffiliated third party, resulting in a reduction of $2.0 million to the liability. Other adjustments related to changes in sublease income estimates. The closed store reserve balances reflected above primarily consist of future rent payment obligations, net of expected future sublease income, and will be paid over a period of one to eleven years.

9. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended September 29, 2013 and September 30, 2012 was 38.3% and 47.4%, respectively. The effective tax rate for the thirty-nine weeks ended September 29, 2013 and September 30, 2012 was 39.3% and 44.2%, respectively. The decrease in the effective tax rate was primarily the result of nondeductible transaction costs for the Sunflower Transaction for the thirteen and thirty-nine weeks ended September 30, 2012. The effective tax rate for the thirteen weeks ended September 29, 2013 included a discrete tax benefit for 2012 income taxes.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

In September 2013 the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014, however early adoption is permitted. The Company has analyzed the impacts of the tangible property regulations, and has determined it is in compliance with the regulations. The adoption of the regulations will not have a significant effect on the Company’s consolidated financial statements.

10. Related-Party Transactions

During 2012, the Company incurred costs related to its use of a private aircraft owned by an entity controlled by a member of the Company’s board of directors. Fees paid in connection with the use of the aircraft were $0.2 million and $0.3 million, during the thirteen and thirty-nine weeks ended September 30, 2012, respectively. During the third quarter of 2012, the Company purchased the aircraft for $3.2 million.

Two stockholders, including a member of the Company’s board of directors, are investors in a company that is a supplier of coffee to the Company. During the thirteen weeks ended September 29, 2013 and September 30, 2012, purchases from this company were $1.7 million and $1.2 million, respectively. During the thirty-nine weeks ended September 29, 2013 and September 30, 2012, purchases from this company were $5.6 million and $3.7 million, respectively. As of September 29, 2013 and December 30, 2012, the accounts receivable amount the Company had recorded from this vendor related to vendor rebates was not material and $0.4 million, respectively. As of September 29, 2013 and December 30, 2012, the Company had recorded accounts payable due to this vendor of $0.6 million and $0.7 million, respectively.

On August 30, 2007, Sprouts Arizona entered into a services agreement (the “Services Agreement”) with an outsourced service provider who is a stockholder of the Company, to perform substantially all of the Company’s bookkeeping services including among other matters, general ledger maintenance, payroll processing, accounts payable processing, accounts receivable processing, and management reporting. The initial term of the Services Agreement was September 1, 2007 through September 1, 2009 with automatic renewal for successive one-year terms unless either party provides six months’ termination notice. During the thirteen weeks ended September 29, 2013 and September 30, 2012, fees and other expenses paid to the service provider under the terms of the Services Agreement were $0.6 million and $0.8 million, respectively. During the thirty-nine weeks ended September 29, 2013 and September 30, 2012, fees and other expenses paid to the service provider under the terms of the Services Agreement were $1.8 million and $2.2 million, respectively. The Company has an option to terminate the Services Agreement early for a termination fee of $100,000. If this arrangement were to be terminated, the inability of a third-party service provider to resume these services on a timely basis would impact the Company’s business and operating results.

As of December 30, 2012, $1.0 million of the Senior Subordinated Promissory Notes were held by certain members of senior management of the Company. The Company repaid these amounts as part of full repayment of the Senior Subordinated Promissory Notes on May 31, 2013. See Note 7, “Long-Term Debt” for more information.

11. Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with insurance and self-insurance obligations. Estimation of insurance and self-insurance liabilities requires significant judgment and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

12. Stockholders’ Equity

Initial Public Offering

On August 6, 2013, the Company completed its IPO of 21,275,000 shares of common stock at a price of $18.00 per share. The Company sold 20,477,215 shares of common stock, and certain stockholders sold the remaining 797,785 shares. The Company received gross proceeds from the IPO of approximately $368.6 million, or $344.1 million after deducting underwriting discounts and offering expenses of $24.5 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On August 6, 2013, the Company used $340.0 million of the net proceeds from its IPO to make a partial repayment of the Term Loan. See Note 7, “Long-Term Debt” for more information.

Distribution to Stockholders

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic net income per share:
Net income	$11,461	$1,307	$42,046	$16,159

Weighted average shares outstanding	139,687	125,794	130,538	116,791

Basic net income per share	$0.08	$0.01	$0.32	$0.14

Diluted net income per share:
Net income	$11,461	$1,307	$42,046	$16,159

Weighted average shares outstanding	139,687	125,794	130,538	116,791
Effect of dilutive options:
Assumed exercise of options to purchase shares	5,023	2,026	3,991	1,650

Weighted average shares and equivalent shares outstanding	144,710	127,820	134,529	118,441

Diluted net income per share	$0.08	$0.01	$0.31	$0.14

For both the thirteen and thirty-nine weeks ended September 29, 2013 the computation of diluted net income per share does not include 2.6 million options as those options would have been antidilutive or were unvested performance based options. For both the thirteen and thirty-nine weeks ended September 30, 2012 the computation of diluted net income per share does not include 4.5 million options, as those options were unvested performance-based options.

14. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

July 31, 2013 in connection with the Company’s IPO and replaced the 2011 Option Plan (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members.

Under the 2013 Incentive Plan, effective July 31, 2013 upon the pricing of the Company’s IPO, the Company granted to certain officers and team members options to purchase 396,000 shares of common stock at an exercise price of $18.00 per share, with grant date fair values of $4.65 to $5.92. The Company also granted to independent directors options to purchase 11,112 shares of common stock at an exercise price of $18.00 per share, with a grant date fair value of $4.65.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide employees or directors of the Company with options to acquire shares of the Company (“options”). The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan.

During the thirty-nine weeks ended September 29, 2013, the Company awarded 209,000 options to employees under the 2011 Option Plan at exercise prices of $9.15 and grant date fair values of $2.33 to $3.10.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based. Time-based options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets set for each year. In the event of a change in control as defined in the 2011 Option Plan, all options under such plan become immediately vested and exercisable.

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of sales, buying and occupancy	$164	$202	$481	$329
Direct store expenses	22	32	81	95
Selling, general and administrative expenses	1,433	1,055	3,723	2,524

Equity-based compensation expense before income taxes	1,619	1,289	4,285	2,948
Income tax benefit	(620)	(611)	(1,684)	(1,303)

Net equity-based compensation expense	$999	$678	$2,601	$1,645

Net equity-based compensation expense for the thirty-nine weeks ended September 29, 2013 included additional expense of $0.5 million related to anti-dilution provision payments made to certain option holders. See Note 12, “Stockholders’ Equity” for more information.

As of September 29, 2013 and December 30, 2012, there were approximately 5,177,053 and 5,830,000 unvested options outstanding, respectively.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

As of September 29, 2013, total unrecognized compensation expense related to outstanding options was $5.4 million which, if the service and performance conditions are fully met, is expected to be recognized over the next 0.9 years on a weighted-average basis.

During the thirteen weeks ended September 29, 2013, there were no exercises of options. During the thirty-nine weeks ended September 29, 2013, the Company received $0.1 million in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market, Inc. is a high-growth, differentiated, specialty retailer of natural and organic food focusing on health and wellness at great value. We offer a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 167 stores in eight states as of September 29, 2013, we are one of the largest specialty retailers of natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 19 stores during 2013. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 12% or more annual new store growth for at least the next five years.

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

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (referred to as the “Apollo Funds”), and added 43 stores by merging with Henry’s and its Sun Harvest-brand stores. Our merger with Henry’s Holdings, LLC (referred to as “Henry’s”) brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. (referred to as “Sunflower”) and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. We refer to the acquisitions of Henry’s and Sunflower as the “Henry’s Transaction” and the “Sunflower Transaction,” respectively, and collectively as the “Transactions.” On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our initial public offering (referred to as our “IPO”).

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. The third quarters of fiscal 2012 and 2013 were thirteen-week periods ended September 30, 2012 and September 29, 2013, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. We do not include sales taxes in net sales.

We monitor our pro forma comparable store sales growth to evaluate and identify trends in our sales performance. Pro forma comparable store sales growth reflects comparable store sales growth calculated as if the Sunflower Transaction had occurred on the first day of fiscal 2012. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales beginning on the day of closure. We include sales from an acquired store in comparable store sales on the later of (i) the day of acquisition or (ii) the first day of the 61st week following the store’s opening. This practice may differ from the methods that other retailers use to calculate similar measures. We use pro forma comparable store sales to calculate pro forma comparable store sales growth. See “Unaudited Supplemental Pro Forma Condensed Consolidated Financial Information” for a reconciliation of historical net sales to pro forma net sales for the thirty-nine weeks ended September 30, 2012.

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

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. The corporate conversion has not had a material impact on our results of operations, financial position or cash flows since we were treated as a corporation for income tax purposes prior to the conversion.

In September 2013, the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014; however, early adoption is permitted. We have analyzed the impacts of the tangible property regulations, and have determined we are in compliance with the regulations. The adoption of the regulations will not have a significant effect on our consolidated financial statements.

Factors Affecting Comparability of Results of Operations

Pro Forma Information – Sunflower Transaction

In May 2012, we acquired Sunflower in the Sunflower Transaction. Commencing on May 29, 2012, our consolidated financial statements also include the financial position, results of operations and cash flows of Sunflower. The effects of the Sunflower Transaction have a material effect on the comparability of our results of operations for the thirty-nine weeks ended September 29, 2013 compared to the thirty-nine weeks ended September 30, 2012. Consequently, we have supplemented the comparative discussion of our results of operations for the thirty-nine weeks ended September 29, 2013 and September 30, 2012 with a comparative discussion of our historical results of operations on a pro forma basis for the thirty-nine weeks ended September 30, 2012. In this discussion, pro forma statement of operations information for the thirty-nine weeks ended September 30, 2012 gives effect to the Sunflower Transaction as if it was consummated on the first day of fiscal 2012 as set out under “Pro Forma for Sunflower Transaction” in “Unaudited Pro Forma Condensed Consolidated Financial Information.” Pro forma information for the thirteen weeks ended September 30, 2012 is not presented as there is no material effect from the Sunflower Transaction on the comparability of our results for the thirteen week period.

April 2013 Refinancing

In April 2013, we completed a transaction (referred to as the “April 2013 Refinancing”) in which we refinanced our debt by entering into a new credit facility (referred to as the “Credit Facility”) and made a distribution to our equity and option holders, as further discussed in Note 7 “Long-Term Debt” and Note 12 “Stockholders’ Equity” to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The Credit Facility provides for a $700.0 million term loan (referred to as the “Term Loan”) and a $60.0 million senior secured revolving credit facility (referred to as the “Revolving Credit Facility”). The April 2013 Refinancing resulted in an increase in borrowings and reduction in interest rate commencing in April 2013.

Corporate Conversion

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. As part of the corporate conversion, holders of Class A and Class B units of Sprouts Farmers Markets, LLC received 11 shares of our common stock for each unit held immediately prior to the corporate conversion, and options to purchase units became options to purchase 11 shares of our common stock for each unit underlying options outstanding immediately prior to the corporate conversion, at the same aggregate exercise price in effect prior to the corporate conversion. For the convenience of the reader and in accordance with GAAP in the case of the consolidated financial statements, except where the context otherwise requires, information in this Quarterly Report on Form 10-Q has been presented giving effect to the corporate conversion. The corporate conversion has not had a material impact on the comparability of our results of operation as a result of the corporate conversion, since we have been treated as a corporation for income tax purposes.

IPO

On August 6, 2013, we completed our initial public offering of 21,275,000 shares of common stock of Sprouts Farmers Market, Inc., at a price of $18.00 per share. We sold 20,477,215 shares of common stock, and certain stockholders sold the remaining 797,785 shares.

We received net proceeds from our IPO of $344.1 million, after deducting underwriting discounts and offering expenses. We used the net proceeds to repay $340.0 million of outstanding indebtedness under the Term Loan and the remainder for general corporate purposes.

Results of Operations for Thirteen Weeks Ended September 29, 2013 and September 30, 2012

The following tables set forth our unaudited results of operations, supplemental pro forma information and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 29, 2013	September 30, 2012
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$633,614	$510,050
Cost of sales, buying and occupancy	443,509	363,641

Gross profit	190,105	146,409
Direct store expenses	129,418	104,450
Selling, general and administrative expenses	22,807	25,175
Store pre-opening costs	1,237	1,216
Store closure and exit costs	(38)	2,273

Income from operations	36,681	13,295
Interest expense	(8,790)	(9,951)
Other income	203	133
Loss on extinguishment of debt	(9,507)	(992)

Income before income taxes	18,587	2,485
Income tax provision	(7,126)	(1,178)

Net income	$11,461	$1,307

	Thirteen weeks ended
	September 29, 2013	September 30, 2012
Pro forma comparable store sales growth(1)	10.2%	10.0%
Other Operating Data:
Stores at beginning of period	160	145
Opened	7	4
Closed	—	(1)

Stores at end of period	167	148

(1)	See the explanation of “pro forma comparable store sales growth” above under “Components of Operating Results—Net Sales.”

Comparison of Thirteen Weeks Ended September 29, 2013 to Thirteen Weeks Ended

September 30, 2012

Net sales

	Thirteen weeks ended
	September 29, 2013	September 30, 2012	Change	% Change
Net sales	$633,614	$510,050	$123,564	24%
Pro forma comparable store sales growth	10.2%	10.0%

Net sales increased during the thirteen weeks ended September 29, 2013 as compared to the thirteen weeks ended September 30, 2012, primarily as a result of (i) new store openings during 2013 and (ii) sales growth at stores operated prior to the thirteen weeks ended September 30, 2012. This growth was partially offset by a $1.2 million decrease in net sales related to a store closed in 2012.

New store openings during fiscal 2013 contributed $65.6 million, or 53%, of the increase in net sales during the thirteen weeks ended September 29, 2013. Additionally, $59.1 million, or 48%, of the increase in net sales resulted from comparable store sales growth and new store openings during fiscal 2012 not yet reflected in comparable store sales growth.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	September 29, 2013	September 30, 2012	Change	% Change
Net sales	$633,614	$510,050	$123,564	24%
Cost of sales, buying and occupancy	443,509	363,641	79,868	22%
Gross profit	190,105	146,409	43,696	30%
Gross margin	30.0%	28.7%	1.3%

Cost of sales, buying and occupancy increased during the thirteen weeks ended September 29, 2013 compared to the thirteen weeks ended September 30, 2012, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. During the thirteen weeks ended September 29, 2013, gross profit increased $35.5 million as a result of increased sales volume and $8.2 million as a result of increased margin. The 130 basis point increase in gross margin during the thirteen weeks ended September 29, 2013 reflects higher margins related to various promotions and product markdowns related to merchandise alignment surrounding the Sunflower transition in 2012 and lower occupancy costs as a percentage of net sales due to leverage, partially offset by lower margins in produce due to tighter supply on certain items.

Direct store expenses

	Thirteen weeks ended
	September 29, 2013	September 30, 2012	Change	% Change
Direct store expenses	$129,418	$104,450	$24,968	24%
Percentage of net sales	20.4%	20.5%	(0.1)%

Direct store expenses increased during the thirteen weeks ended September 29, 2013 compared to the thirteen weeks ended September 30, 2012, primarily due to $13.7 million of direct store expenses related to new store openings. The remaining $11.6 million increase in direct store expenses is associated with stores operated prior to the thirteen weeks ended September 29, 2013. Direct store expenses, as a percentage of net sales, decreased 10 basis points primarily as a result of lower non-capitalizable store development costs and store supplies, partially offset by increased health insurance and higher bonus attainment based on our financial results.

Selling, general and administrative expenses

	Thirteen weeks ended
	September 29, 2013	September 30, 2012	Change	% Change
Selling, general and administrative expenses	$22,807	$25,175	$(2,368)	(9)%
Percentage of net sales	3.6%	4.9%	(1.3)%

The decrease in selling, general and administrative expenses during the thirteen weeks ended September 29, 2013 includes a $5.6 million decrease in acquisition and integration costs and a $2.7 million settlement related to a trademark dispute recorded in 2012. These decreases were partially offset by $3.2 million of bonuses paid related to our IPO, $0.9 million of expenses related to technology initiatives, a $0.7 million increase in payroll and benefits, a $0.4 million increase in equity-based compensation expense and a $0.4 million increase in regional personnel and travel expenses related to increased store count. Selling, general and administrative expenses decreased as a percentage of net sales during the thirteen weeks ended September 29, 2013 due to improved leverage of fixed selling, general and administrative expenses, primarily as a result of comparable store sales growth and the decrease in acquisition and integration costs and prior year settlement expense described above.

Store pre-opening costs

Store pre-opening costs were $1.2 million for each of the thirteen weeks ended September 29, 2013 and September 30, 2012. Store pre-opening costs in the thirteen weeks ended September 29, 2013 included costs related to opening seven stores during that period. Store pre-opening costs in the thirteen weeks ended September 30, 2012 included costs related to opening four stores during that period. A significant portion of the costs incurred related to the seven stores opened in the thirteen weeks ended September 29, 2013 was incurred in previous quarters due to the timing of the store openings.

Store closure and exit costs

Store closure and exit costs for the thirteen weeks ended September 30, 2012 includes charges related to the closure of a former Sunflower administrative facility and the closure of one store.

Loss on extinguishment of debt

In the thirteen weeks ended September 29, 2013, in connection with the August 2013 pay down of debt using proceeds from our IPO, we recorded a loss on extinguishment of debt totaling $9.0 million primarily related to the write-off of deferred financing costs and issue discount. Additionally, the loss on extinguishment of debt includes $0.5 million related to the renewal of a financing lease.

We recorded a $1.0 million loss on extinguishment of debt related to the renewal of a financing lease during the thirty-nine weeks ended September 30, 2012.

Interest expense

Interest expense decreased to $8.8 million for the thirteen weeks ended September 29, 2013 from $10.0 million for the thirteen weeks ended September 30, 2012. The decrease is due to lower principal balances on our term loan and the repayment of the Senior Subordinated Notes as well as decreased interest rates related to the April 2013 Refinancing.

Income tax provision

Income tax provision increased to $7.1 million for the thirteen weeks ended September 29, 2013 from $1.2 million for the thirteen weeks ended September 30, 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.3% in the thirteen weeks ended September 29, 2013 from 47.4% in the thirteen weeks ended September 30, 2012 due to the non-deductible transaction costs incurred in the thirteen weeks ended September 30, 2012 related to the Sunflower Transaction.

Net income

	Thirteen weeks ended
	September 29, 2013	September 30, 2012	Change	% Change
Net income	$11,461	$1,307	$10,154	777%
Percentage of net sales	1.8%	0.3%	1.5%

Net income increased to $11.5 million during the thirteen weeks ended September 29, 2013 compared to $1.3 million during the thirteen weeks ended September 30, 2012. This improvement in net income was primarily due to a $43.7 million increase in gross profit attributable to the increased sales volumes as a result of new store openings and comparable store sales growth, as described above, a $2.4 million decrease in selling, general and administrative expenses, a $2.3 million decrease in store closure and exit costs and a $1.2 million decrease in interest expense. This increase in net income was partially offset by a $25.0 million increase in direct store expenses, resulting from the increase in our store base, an $8.5 million increase in loss on extinguishment of debt primarily related to the August 2013 pay down of debt using proceeds from our IPO and a $5.9 million increase in income tax provision.

Results of Operations for Thirty-Nine Weeks Ended September 29, 2013 and September 30, 2012

The following tables set forth our unaudited results of operations, supplemental pro forma information and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-Nine weeks ended
	September 29, 2013 (As Reported)	September 30, 2012 (As Reported)	September 30, 2012 (Pro Forma)
Consolidated Statement of Operations Data and Unaudited Supplemental Pro Forma Information(1):
Net sales	$1,829,675	$1,315,882	$1,512,022
Cost of sales, buying and occupancy	1,278,623	921,955	1,060,573

Gross profit	551,052	393,927	451,449
Direct store expenses	367,064	268,279	303,726
Selling, general and administrative expenses	60,259	64,846	70,109
Store pre-opening costs	5,254	2,070	4,506
Store closure and exit costs	1,670	3,552	3,611

Income from operations	116,805	55,180	69,497
Interest expense	(30,346)	(25,414)	(30,352)
Other income	447	201	288
Loss on extinguishment of debt	(17,682)	(992)	(992)

Income before income taxes	69,224	28,975	38,441
Income tax provision	(27,178)	(12,816)	(17,382)

Net income	$42,046	$16,159	$21,059

(1)	Unaudited supplemental pro forma information for the thirty-nine weeks ended September 30, 2012 gives effect to the Sunflower Transaction as if it was consummated on the first day of fiscal 2012. See “- Unaudited Supplemental Pro Forma Condensed Consolidated Financial Information” for pro forma information for the thirty-nine weeks ended September 30, 2012 presented as “Pro Forma for Sunflower Transaction.”

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012
Pro forma comparable store sales growth(2)	9.7%	10.1%
Other Operating Data:
Stores at beginning of period	148	103
Opened	19	9
Acquired	—	37
Closed	—	(1)

Stores at end of period	167	148

(2)	See the explanation of “pro forma comparable store sales growth” above under “Components of Operating Results–Net Sales.”

Comparison of Thirty-Nine Weeks Ended September 29, 2013 to Thirty-Nine Weeks Ended September 30, 2012 and Pro Forma Thirty-Nine Weeks Ended September 30, 2012

Net sales

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (As Reported)	Change	% Change
Net sales	$1,829,675	$1,315,882	$513,793	39%

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (Pro Forma)	Change	% Change
Net sales	$1,829,675	$1,512,022	$317,653	21%
Pro forma comparable store sales growth	9.7%	10.1%

Net sales increased during the thirty-nine weeks ended September 29, 2013 as compared to the thirty-nine weeks ended September 30, 2012, primarily as a result of (i) stores added through the Sunflower Transaction in fiscal 2012, (ii) new store openings and (iii) sales growth at stores operated prior to the thirty-nine weeks ended September 30, 2012.

Stores added through the Sunflower Transaction contributed $233.4 million, or 45%, of the increase in net sales in the thirty-nine weeks ended September 29, 2013. New store openings during the thirty-nine weeks ended September 29, 2013 contributed $123.0 million, or 24%, of the increase in net sales during the thirty-nine weeks ended September 29, 2013. The remaining $159.3 million, or 31%, of the increase in net sales resulted from net sales growth at stores operated prior to September 30, 2012. These increases were partially offset by $2.0 million of net sales related to a store closed in 2012.

Comparing the thirty-nine weeks ended September 29, 2013 to the pro forma thirty-nine weeks ended September 30, 2012, net sales increased primarily as a result of pro forma comparable store sales growth and new store openings. Pro forma comparable store sales growth of 9.7% during the thirty-nine weeks ended September 29, 2013 contributed $144.0 million, or 45% of the increase in pro forma net sales during the thirty-nine weeks ended September 29, 2013. New store openings during the thirty-nine weeks ended September 29, 2013 contributed $123.0 million, or 39%, of the increase in net sales during the thirty-nine weeks ended September 29, 2013. The remaining $50.7 million, or 16%, of the increase in net sales during the thirty-nine weeks ended September 29, 2013 was attributable to new store openings during fiscal 2012 not yet reflected in pro forma comparable store sales growth.

Cost of sales, buying and occupancy and gross profit

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (As Reported)	Change	% Change
Net sales	$1,829,675	$1,315,882	$513,793	39%
Cost of sales, buying and occupancy	1,278,623	921,955	356,668	39%
Gross profit	551,052	393,927	157,125	40%
Gross margin	30.1%	29.9%	0.2%

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (Pro Forma)	Change	% Change
Net sales	$1,829,675	$1,512,022	$317,653	21%
Cost of sales, buying and occupancy	1,278,623	1,060,573	218,050	21%
Gross profit	551,052	451,449	99,603	22%
Gross margin	30.1%	29.9%	0.2%

Cost of sales, buying and occupancy increased during the thirty-nine weeks ended September 29, 2013 compared to the thirty-nine weeks ended September 30, 2012, primarily due to the increase in sales following the Sunflower Transaction, new store openings and comparable store sales growth, as discussed above. During the thirty-nine weeks ended September 29, 2013, gross profit increased $153.8 million as a result of increased sales volume and $3.3 million as a result of an increase in gross margin. The 20 basis point increase in gross margin during the thirty-nine weeks ended September 29, 2013 reflects decreases in occupancy expenses as a percentage of net sales due to operating leverage offset slightly by decreased food margin related to lower margins in produce driven by inflation in certain commodity items and lower margins in the vitamin and supplement and body care departments due to merchandise alignment across Sprouts and former Henry’s and Sunflower stores.

Comparing the thirty-nine weeks ended September 29, 2013 to the pro forma thirty-nine weeks ended September 30, 2012, cost of sales, buying and occupancy and gross margin increased primarily due to the factors noted above.

Direct store expenses

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (As Reported)	Change	% Change
Direct store expenses	$367,064	$268,279	$98,785	37%
Percentage of net sales	20.1%	20.4%	(0.3)%

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (Pro Forma)	Change	% Change
Direct store expenses	$367,064	$303,726	$63,338	21%
Percentage of net sales	20.1%	20.1%	—%

Direct store expenses increased during the thirty-nine weeks ended September 29, 2013 compared to the thirty-nine weeks ended September 30, 2012, primarily due to $47.1 million of direct store expenses associated with additional stores we operated during the thirty-nine weeks ended September 29, 2013 related to the Sunflower Transaction and new store openings. Direct store expenses, as a percentage of net sales, decreased 30 basis points primarily related to a reduction in non-capitalizable store development costs as a percentage of sales.

Comparing the thirty-nine weeks ended September 29, 2013 to the pro forma thirty-nine weeks ended September 30, 2012, direct store expenses increased due to $25.2 million of direct store expenses associated with new store openings in 2013. The remainder of the increase is related to stores that were opened during or prior to 2012. Direct store expenses, as a percentage of net sales were consistent with those of the thirty-nine weeks ended September 30, 2012.

Selling, general and administrative expenses

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (As Reported)	Change	% Change
Selling, general and administrative expenses	$60,259	$64,846	$(4,587)	(7)%
Percentage of net sales	3.3%	4.9%	(1.6)%

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012 (Pro Forma)	Change	% Change
Selling, general and administrative expenses	$60,259	$70,109	$(9,850)	(14)%
Percentage of net sales	3.3%	4.6%	(1.3)%

The decrease in selling, general and administrative expenses during the thirty-nine weeks ended September 29, 2013 includes a $16.3 million decrease in acquisition and integration costs and $2.7 million related to settlement of a tradename dispute recorded in 2012. These decreases were partially offset by $3.2 million of bonuses paid in conjunction with our IPO, a $2.0 million increase in advertising, a $2.8 million increase in expenses related to technology initiatives, a $1.9 million increase in regional personnel and travel expenses related to increased store count, $1.2 million of increased equity-based compensation and payroll taxes including expense related to the anti-dilution payments made in April 2013, $1.0 million of IPO related expenses and $1.0 million in payroll and benefits. Selling, general and administrative expenses decreased as a percentage of net sales during the thirty-nine weeks ended September 29, 2013 due to improved leverage of fixed selling, general and administrative expenses, primarily as a result of comparable store sales growth, synergies achieved from the integration of the Sunflower Transaction and the decrease in acquisition and integration costs described above.

Comparing the thirty-nine weeks ended September 29, 2013 to the pro forma thirty-nine weeks ended September 30, 2012, selling, general and administrative expenses decreased primarily due a $13.0 million decrease in acquisition and integration costs, $2.7 million decrease related to settlement of a tradename dispute recorded in 2012 and a $2.4 million decrease in administrative payroll and benefits related to synergies achieved from the integration of Sunflower. These items were offset by $3.2 million of bonuses paid in conjunction with our IPO, a $2.8 million increase in expenses related to technology initiatives, $1.2 million of increased equity based compensation and payroll taxes including expense related to the anti-dilution payments made in April 2013 and $1.0 million of IPO related expenses. Selling, general and administrative expenses decreased as a percentage of net sales during the thirty-nine weeks ended September 29, 2013 due to improved leverage of fixed selling, general and administrative expenses, primarily as a result of comparable store sales growth, synergies achieved from the integration of the Sunflower Transaction and the decrease in acquisition and integration costs described above.

Store pre-opening costs

Store pre-opening costs increased to $5.3 million for the thirty-nine weeks ended September 29, 2013 from $2.1 million for the thirty-nine weeks ended September 30, 2012. Store pre-opening costs in the thirty-nine weeks ended September 29, 2013 primarily include pre-opening costs related to the 19 stores opened during that period. Store pre-opening costs for the thirty-nine weeks ended September 30, 2012 include pre-opening costs related to nine stores opened during that time period. Of those nine stores, two were stores acquired in the Sunflower Transaction, where a portion of the related pre-opening costs are reflected in the Sunflower pre-acquisition financial statements (and accordingly, in the pro forma pre-opening costs discussed below). The increase in store pre-opening costs in the thirty-nine weeks ended September 29, 2013 is due to the increased number of stores opened, increases related to opening stores in new markets which require additional pre-opening advertising, travel and team member training expenses, and certain pre-opening costs for stores opened in the thirty-nine weeks ended September 30, 2012 that were incurred in the Sunflower pre-acquisition financial statements. See pro forma pre-opening cost discussion below.

Store pre-opening costs increased to $5.3 million during the thirty-nine weeks ended September 29, 2013 compared to $4.5 million during the pro forma thirty-nine weeks ended September 30, 2012.

Store pre-opening costs for the thirty-nine weeks ended September 29, 2013 are described above. Pro forma store pre-opening costs for the thirty-nine weeks ended September 30, 2012 include store pre-opening costs incurred by both us and Sunflower for the nine stores opened during that period. Seven stores were opened by us and two stores were opened by Sunflower prior to the Sunflower Transaction. Pre-opening costs recorded by Sunflower reflect higher store pre-opening rent incurred by Sunflower prior to the Sunflower Transaction due to early commencement dates for pre-combination leases. The increase in store pre-opening costs in the thirty-nine weeks ended September 29, 2013 is due to an increased number of store openings and increases related to opening stores in new markets as described above, offset by the impact of higher pre-opening costs incurred by Sunflower as described above.

Store closure and exit costs

Store closure and exit costs decreased to $1.7 million for the thirty-nine weeks ended September 29, 2013 from $3.6 million for the thirty-nine weeks ended September 30, 2012. The thirty-nine weeks ended September 29, 2013 includes charges related to the closure of a former Sunflower warehouse and adjustments to sublease estimates for stores and facilities already closed. The thirty-nine weeks ended September 30, 2012 includes charges related to the closure of a former Sunflower administrative facility and one store.

Comparing the thirty-nine weeks ended September 29, 2013 to the pro forma thirty-nine weeks ended September 30, 2012, store closure and exit costs decreased to $1.7 million for the thirty-nine weeks ended September 29, 2013 from $3.6 million for the thirty-nine weeks ended September 30, 2012, primarily due to the factors noted above.

Loss on extinguishment of debt

In the thirty-nine weeks ended September 29, 2013, we recorded a loss on extinguishment of debt totaling $17.2 million related to the write-off of deferred financing costs and issue discount. These write-offs included $9.0 million related to the August 2013 pay down of debt using proceeds from our IPO and $8.2 million related to the April 2013 refinancing. Additionally, loss on extinguishment of debt includes $0.5 million related to the renewal of a financing lease.

We recorded a $1.0 million loss on extinguishment of debt related to the renewal of a financing lease during the thirty-nine weeks ended September 30, 2012.

Interest expense

Interest expense increased to $30.3 million for the thirty-nine weeks ended September 29, 2013 from $25.4 million for the thirty-nine weeks ended September 30, 2012, primarily as a result of increased interest expense related to the April 2013 Refinancing and incremental borrowings and financing leases associated with the Sunflower Transaction. These were partially offset by a reduction in the interest rate related to the April 2013 Refinancing, the August 2013 pay down on the Term Loan, and the May 2013 payoff of the Senior Subordinated Notes. See Note 7 “Long-Term Debt” to our unaudited consolidated financial statements.

Comparing the thirty-nine weeks ended September 29, 2013 to the pro forma thirty-nine weeks ended September 30, 2012, interest expense decreased to $30.3 million for the thirty-nine weeks ended September 29, 2013 from $30.4 million for the thirty-nine weeks ended September 30, 2012, primarily due to the factors noted above.

Income tax provision

Income tax provision increased to $27.2 million for the thirty-nine weeks ended September 29, 2013 from $12.8 million for the thirty-nine weeks ended September 30, 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 39.3% in the thirty-nine weeks ended September 29, 2013 from 44.2% in the thirty-nine weeks ended September 30, 2012 related to the non-deductible transaction costs incurred in the thirty-nine weeks ended September 30, 2012 related to the Sunflower Transaction.

Comparing the thirty-nine weeks ended September 29, 2013 to the pro forma thirty-nine weeks ended September 30, 2012, income tax provision was $27.2 million for the thirty-nine weeks ended September 29, 2013 compared to income tax provision of $17.4 million for the thirty-nine weeks ended September 30, 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 39.3% in the thirty-nine weeks ended September 29, 2013 from 45.2% in the thirty-nine weeks ended September 30, 2012 related to the non-deductible transaction costs incurred in the comparable prior year period related to the Sunflower Transaction.

Net income

	Thirty-nine weeks ended
	September 29, 2013	September 30, 2012 (As Reported)	Change	% Change
Net income	$42,046	$16,159	$25,887	160%
Percentage of net sales	2.3%	1.2%	1.1%

	Thirty-nine weeks ended
	September 29, 2013	September 30, 2012 (Pro Forma)	Change	% Change
Net income	$42,046	$21,059	$20,987	100%
Percentage of net sales	2.3%	1.4%	0.9%

Net income increased to $42.0 million during the thirty-nine weeks ended September 29, 2013 compared to $16.2 million during the thirty-nine weeks ended September 30, 2012. This improvement in net income was primarily due to a $157.2 million increase in gross profit primarily attributable to the increased sales volumes following the Sunflower Transaction, new store openings and comparable store sales growth, as described above, a $4.6 million decrease in selling, general and administrative expenses and a $1.9 million decrease in store closure and exit costs. This increase in net income was partially offset by a $98.8 million increase in direct store expenses, resulting from the increase in our store base, a $16.7 million increase in loss on extinguishment of debt primarily related to the April 2013 Refinancing and pay down of debt using proceeds from our IPO, a $3.2 million increase in store pre-opening costs, a $4.9 million increase in interest expense and a $14.4 million increase in income tax provision.

Net income of $42.0 million during the thirty-nine weeks ended September 29, 2013 also increased compared to pro forma net income of $21.1 million during the thirty-nine weeks ended September 30, 2012. This improvement in net income was primarily due to a $99.6 million increase in gross profit attributable to the increased sales volumes resulting from new store openings and comparable store sales growth, as described above, and a $9.9 million decrease in selling, general and administrative expenses. These factors were partially offset by a $63.3 million increase in direct store expenses due to new store openings, an $16.7 million increase in loss on extinguishment of debt related to the April 2013 Refinancing, pay down of debt using proceeds from our IPO and a $9.8 million increase in income tax provision.

Unaudited Supplemental Pro Forma Condensed Consolidated Financial Information

The comparability of our results of operations is affected for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by the Sunflower Transaction. To supplement the discussion of our historical results of operations for the thirty-nine weeks ended September 30, 2012, we have included unaudited supplemental pro forma condensed consolidated statement of operations information for the thirty-nine weeks ended September 30, 2012.

The following unaudited pro forma condensed consolidated financial information includes our historical results of operations and the results of operations of Sunflower for the thirty-nine weeks ended September 30, 2012, after giving pro forma effect to the Sunflower Transaction and the related financing as described in the accompanying notes (presented as “Pro Forma for Sunflower Transaction” in the unaudited pro forma condensed consolidated statement of operations).

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

SPROUTS FARMERS MARKET, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Thirty-Nine Weeks Ended September 30, 2012

(in thousands, except share and per share amounts)

	Historical Sprouts Farmers Market, Inc.(1)	Historical Sunflower(1)	Pro Forma Adjustments for		Notes		Pro Forma for Sunflower Transaction(2)
			Sunflower Fiscal Period Alignment(2)	Sunflower Transaction(2)
Net sales	$1,315,882	$197,612	$(1,472)	$—			$1,512,022
Cost of sales, buying and occupancy	921,955	138,880	(1,011)	749	(2	)(a)	1,060,573

Gross profit	393,927	58,732	(461)	(749)			451,449
Direct store expenses	268,279	35,956	(287)	(222)	(2	)(b)	303,726
Selling, general and administrative expenses	64,846	13,386	(90)	(8,033)	(2	)(c)	70,109
Store pre-opening costs	2,070	2,450	(14)	—			4,506
Store closure and exit costs	3,552	59	—	—			3,611

Income from operations	55,180	6,881	(70)	7,506			69,497
Interest expense	(25,414)	(2,019)	14	(2,933)	(2	)(d)	(30,352)
Other income	201	88	(1)	—			288
Loss on extinguishment of debt	(992)	—	—	—			(992)

Income before income taxes	28,975	4,950	(57)	4,573			38,441
Income tax (provision) benefit	(12,816)	(2,796)	14	(1,784)	(2	)(e)	(17,382)

Net income	$16,159	$2,154	$(43)	$2,789			$21,059

Per Share Information:
Net income—basic	$0.14				(2	)(f)	$0.17
Net income—diluted	$0.14				(2	)(f)	$0.17
Weighted Average Shares:
Basic	116,791				(2	)(f)	125,363
Diluted	118,441				(2	)(f)	127,013

The accompanying notes are an integral part of, and should be read in conjunction with, this unaudited pro forma condensed consolidated financial information.

SPROUTS FARMERS MARKET, INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

1. Basis of Presentation and Description of Transaction

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

The historical Sprouts Farmers Market, Inc. results of operations for the thirty-nine weeks ended September 30, 2012 are derived from our unaudited consolidated financial statements for the periods then ended also included elsewhere in this Quarterly Report on Form 10-Q . The historical Sunflower results of operations for the period January 1, 2012 to May 28, 2012, were derived from the Sunflower pre-combination unaudited financial statements not included in this Quarterly Report on Form 10-Q. Certain amounts from the Sunflower pre-combination unaudited financial statements have been reclassified to conform to our presentation.

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

Sunflower’s fiscal 2012 commenced one day earlier than our fiscal 2012. Pro forma adjustments for Sunflower Fiscal Period Alignment reflect the pro forma impact of deducting one day from the historical Sunflower results of operations. Additional pro forma adjustments for the Sunflower Transaction consist of the following:

(a) Reflects pro forma adjustments attributable to the application of acquisition accounting to the Sunflower Transaction comprised of (i) a $0.8 million increase in rent expense, resulting principally from straight-line rent adjustments to rent expense as a result of the new basis in the acquired Sunflower leases as of the acquisition date and (ii) a $0.1 million decrease in amortization expense related to the fair value of favorable lease intangible assets and unfavorable lease liabilities recognized in the Sunflower Transaction. Management has assumed a weighted average useful life of 11.6 years for amortization of favorable and unfavorable leases in arriving at the pro forma amortization adjustment.

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

Additionally, the pro forma adjustment includes (i) a $0.3 million decrease to historical Sunflower depreciation related to the fair value of acquired furniture and fixtures used for general and administrative purposes, which are being depreciated over their estimated useful lives on a straight-line basis and (ii) a $0.1 million increase to historical amortization expense associated with the Sunflower trade name. Management has assumed weighted average useful lives of 0.4 years for the acquired furniture and fixtures and 10 years for the Sunflower trade name in arriving at the pro forma depreciation and amortization amounts.

(d) In May 2012, we borrowed an additional $100.0 million, net of $0.5 million in financing fees and $2.7 million of issue discount, under our Former Term Loan and received net proceeds of $35.0 million from the issuance of the Notes to finance the Sunflower Transaction. The pro forma adjustment represents (i) the incremental interest expense of $4.0 million from our variable rate Former Term Loan and Notes, including amortization of issue discount and deferred financing fees, based on an interest rate of 6% in effect for the Former Term Loan and 10% for the Notes, (ii) the reversal of historical Sunflower interest expense of $0.9 million, as the pre-combination Sunflower debt was paid off in connection with the Sunflower Transaction and (iii) a decrease in interest expense of $0.2 million resulting primarily from the addition of financing leases acquired in the Sunflower Transaction. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $0.1 million during the thirty-nine weeks ended September 30, 2012.

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Thirty-Nine weeks ended
	September 29, 2013	September 30, 2012
Cash and cash equivalents at end of period	$91,735	$81,326
Cash provided by operating activities	$142,706	$82,495
Cash used in investing activities	$(74,603)	$(149,165)
Cash provided by (used in) financing activities	$(43,579)	$133,454

Since inception, we have financed our operations primarily through cash generated from our operations, private placements of our equity, our IPO and borrowings under our current and former credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

Net cash provided by operating activities increased $60.2 million to $142.7 million for the thirty-nine weeks ended September 29, 2013 compared to $82.5 million for the thirty-nine weeks ended September 30, 2012. The thirty-nine weeks ended September 29, 2013 includes the full impact of the acquired Sunflower stores. In addition to the increase in the number of stores we operate, we leveraged fixed direct store expenses and selling, general and administrative expenses through comparable store sales growth and a decrease in acquisition and integration costs of $16.3 million for the comparative periods.

Investing Activities

Net cash used in investing activities decreased to $74.6 million for the thirty-nine weeks ended September 29, 2013 compared to $149.2 million for the thirty-nine weeks ended September 30, 2012. The decrease in cash used for investing activities is primarily related to the $130.2 million cash impact of the Sunflower acquisition in the thirty-nine weeks ended September 30, 2012, offset by an increase in capital expenditures for new store openings, store remodels and maintenance capital expenditures related to the increased scale of operations following the Sunflower Transaction and a decrease in proceeds from the disposal of property and equipment of $9.6 million.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, annual maintenance capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures of $70 million to $75 million in fiscal 2013, net of estimated landlord tenant improvement allowances of $11 million, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used in financing activities was $43.6 million for the thirty-nine weeks ended September 29, 2013 as compared to cash provided by financing activities of $133.5 million for the thirty-nine weeks ended September 30, 2012. The increase in cash used in financing activities of $177.1 million is related to the $295.9 million of dividend and anti-dilution payments made to stockholders and option holders, a net increase on payments of debt, net of new debt issued in 2013, of $221.6 million and $4.2 million in IPO expenses. These outflows were partially offset by inflows for an increase of $342.9 million for stock issued, including stock issued in the IPO and stock option exercises and a $3.5 million increase in cash received from landlords for lease incentives.

Long-Term Debt and Credit Facilities

See Note 7 “Long-Term Debt” of our unaudited consolidated financial statements for a description of the April 2013 Refinancing, our Credit Facility, our former credit facilities and our Senior Subordinated Promissory Notes (as defined therein).

Contractual Obligations

The following table summarizes our contractual obligations as of September 29, 2013, except for purchase commitments which are as of December 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Term Loan, including current portion(1)	$360,000	$7,000	$14,000	$14,000	$325,000
Interest payments on long-term debt(2)	89,873	14,384	28,274	26,924	20,291
Capital and financing lease obligations(3)	154,024	13,214	28,046	28,528	84,236
Operating lease obligations(3)	905,037	68,726	162,430	158,515	515,366
Purchase commitments(4)	31,024	18,921	11,829	274	—

Totals(5)	$1,539,958	$122,245	$244,579	$228,241	$944,893

(1)	In connection with the April 2013 Refinancing, we refinanced amounts due under our former credit facilities. The Term Loan will mature in April 2020 and will amortize at a rate of 1.0% per annum of the original amount of the Term Loan, in four equal installments, with the balance due on the maturity date. We made a partial repayment of the Term Loan in August 2013 using $340.0 million in proceeds from shares sold in our IPO. This repayment reduced payments presented in the “More Than 5 Years column.” See Note 7 “Long-Term Debt” to our unaudited consolidated financial statements.
(2)	Represents estimated interest payments on our Term Loan based on principal amounts outstanding as of September 29, 2013, repayment terms and contractual interest rates expected to apply through maturity. We estimated LIBOR based on LIBOR in effect at September 29, 2013 to derive the contractual interest rate expected to apply to our Term Loan. After giving effect to the $340.0 million repayment in August 2013 and a 0.5% reduction in interest rate effective August 2, 2013, we estimate that our annual cash interest will decrease on a pro forma annualized basis by approximately $17.1 million from approximately $31.5 million to $14.4 million based on our debt balance as of September 29, 2013 and assuming LIBOR rates as of September 29, 2013.
(3)	Represents estimated payments for capital and financing and operating lease obligations as of September 29, 2013. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $0.2 million for the period of less than one year, $0.3 million for years one to three, $0.2 million for years four to five, and no payments for the period beyond five years.
(4)	Consists primarily of open purchase orders and commitments under noncancelable service contracts as of December 30, 2012.
(5)	As of December 30, 2012, the Company had recorded $15.3 million of liabilities related to its self-insurance program. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributes approximately 26% of our net sales for the thirty-nine weeks ended September 29, 2013, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include, but are not limited to, those related to inventory, valuations, lease assumptions, self-insurance reserves, sublease assumptions for closed stores, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Equity-Based Compensation

Following the Henry’s Transaction, we adopted the Sprouts Farmers Markets, LLC Option Plan (referred to as the “2011 Option Plan”) in May 2011. Grants of options to purchase our shares under this plan have been for equity instruments exchanged for employee services. We account for equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation (referred to as “ASC 718”). Compensation expense associated with equity incentive grants requires management judgment to calculate the estimated fair value of awards, which typically vest over multi-year periods and for which the ultimate amount of compensation is not known on the date of grant. Time vested options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets for each year. In the event of a change in control as defined in the 2011 Option Plan, all options become immediately vested and exercisable.

The Company’s board of directors has adopted, and its equity holders have approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (referred to as the “2013 Incentive Plan”). The 2013 Incentive Plan became effective upon the completion of our IPO on August 6, 2013 and replaced the 2011 Option Plan (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan will enable us to formulate and implement a compensation program that will attract, motivate and retain experienced, highly-qualified team members who will contribute to our financial success, and will align the interests of our team members with those of our stockholders through the ability to grant a variety of stock-based and cash-based awards. The 2013 Incentive Plan will serve as the umbrella plan for our stock-based and cash-based incentive compensation programs for our directors, officers and other team members.

Under the provisions of ASC 718, equity-based compensation expense is measured at the grant date, based on the fair value of the award. As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our equity-based compensation expense.

At September 29, 2013, options to acquire 12,035,289 shares were outstanding, and a total of 11,878,460 options were vested or expected to vest. Equity-based compensation expense totaled $4.3 million and $2.9 million for the thirty-nine weeks ended September 29, 2013 and September 30, 2012, respectively. The weighted average fair value of options granted to purchase shares was $4.28 for the thirty-nine weeks ended September 29, 2013. The weighted average fair value of options granted to purchase shares was $1.88 for the thirty-nine weeks ended September 30, 2012.

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

We are also required to estimate the fair value of the common stock underlying our equity-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. Due to the prior absence of a market for our common stock, the fair values were determined by our board of directors, with input from management. Additionally, a majority of awards granted were issued in proximity to transactions with third parties in which we issued equity at arm’s-length negotiated values. Grants subsequent to our IPO will be based on the trading value of our common stock.

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

Physical inventory counts for non-perishable inventories are performed in our stores during each fiscal quarter end by a third- party inventory counting service. As inventory is adjusted at each period end for the physical inventory results, we believe that all inventories are saleable and no allowances or reserves for shrinkage or obsolescence were recorded as of September 29, 2013.

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

No impairment of goodwill or indefinite-lived intangible assets was recorded during the thirteen or thirty-nine weeks ended September 29, 2013 and September 30, 2012.

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows from the use and eventual disposition of the asset groups. We base our estimates on historical experience and projections, and consider recent economic and competitive trends. In the event that our estimates or assumptions change in the future, we may be required to record a long-lived asset impairment charge. We did not record any impairment loss during the thirteen or thirty-nine weeks ended September 29, 2013 and September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described above under “—Liquidity and Capital Resources—Long-Term Debt and Credit Facilities,” we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $360.0 million principal outstanding under our Term Loan as of September 29, 2013, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $3.6 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 29, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because, as of September 29, 2013, we continued to have a material weakness related to our internal controls with respect to costing of inventories, which we are currently addressing.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 29, 2013, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties referenced below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. Any of those risks could materially and adversely affect our business, operating results, financial condition, or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

There has been no material change in the use of proceeds from our IPO as described in our final prospectus dated July 31, 2013 filed with the Securities and Exchange Commission on August 2, 2013 pursuant to Rule 424(b)(4) of the Securities Act and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed with the Securities and Exchange Commission on August 23, 2013.

Item 5. Other Information.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act.

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: November 7, 2013	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.