Form 10-K
period 2013-12-29
Sprouts Farmers Market, Inc.
filed 2014-02-27
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

Commission File Number: 001-36029

Sprouts Farmers Market, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0331600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11811 N. Tatum Boulevard, Suite 2400

Phoenix, Arizona 85028

(Address of principal executive offices and zip code)

(480) 814-8016

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Select Market on August 1, 2013.

As of February 24, 2014, there were outstanding 147,719,537 shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2013.

EXPLANATORY NOTE

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability of Results of Operations—Corporate Conversion.” As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “Sprouts,” “we,” “us” and “our” refer to Sprouts Farmers Markets, LLC and, after the corporate conversion, to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries. In the corporate conversion, each unit of Sprouts Farmers Markets, LLC was converted into 11 shares of common stock of Sprouts Farmers Market, Inc., and each option to purchase units of Sprouts Farmers Markets, LLC was converted into an option to purchase 11 shares of common stock of Sprouts Farmers Market, Inc. For the convenience of the reader, except as the context otherwise requires, all information included in this Annual Report on Form 10-K is presented giving effect to the corporate conversion.

On July 31, 2013, the Company’s Registration Statement on Form S-1 (Reg. No. 333-188493) and the Company’s Registration Statement on Form 8-A became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I

Item 1.	Business

Who We Are

Sprouts Farmers Market is a high-growth, differentiated, specialty retailer of natural and organic food focusing on health and wellness at great value. We offer a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 170 stores in nine states as of February 27, 2014, we are one of the largest specialty retailers of natural and organic food in the United States.

The cornerstones of our business are fresh, natural and organic products at compelling prices, an attractive and differentiated shopping experience, and knowledgeable team members who we believe provide best-in-class customer service and product education.

Healthy Living For Less. The foundation of our value proposition is fresh, high-quality produce, which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We believe that by combining our scale in and self-distribution of produce, we ensure that our produce meets our high quality standards and can be delivered to customers at market leading prices. In addition, our scale, operating structure and deep industry relationships position us to consistently deliver “Healthy Living for Less.” Based on our experience, we believe we attract a broad customer base, including conventional supermarket customers, and appeal to a much wider demographic than other specialty retailers of natural and organic food. Trial visits to our stores allow us to engage with customers while showcasing our complete grocery offering and differentiated retail format. We believe that over time, our compelling prices and product offering convert many “trial” customers into loyal “lifestyle” customers who shop Sprouts with greater frequency and across an increasing number of departments.

Attractive, Differentiated Shopping Experience. In a convenient, small-box format (average store size of 27,500 sq. ft.), our stores have a farmers market feel, with easy-to-shop floor plans, a bright open-air atmosphere and low profile displays allowing customers to view the entire store upon entry. We design our stores to create a comfortable and engaging shopping experience supported by our well-trained and knowledgeable team members. We strive to be our customers’ everyday market. We dedicate significant floor space in the center of our stores to our produce and bulk food departments, which we merchandise in bountifully stacked crates and rows of self-service bins creating a farmers market environment. Produce and bulk foods at the center of the store are surrounded by a complete grocery offering, including vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, beer and wine, body care and natural household items. Consistent with our natural and organic offering, we choose not to carry most of the traditional, national branded consumer packaged goods generally found at conventional grocery retailers (e.g., Doritos, Tide and Lucky Charms). Instead, we offer high-quality alternatives that emphasize our focus on fresh, natural and organic products at great values.

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

Our Industry

We operate within the grocery store industry which encompasses store formats ranging from small grocery and convenience stores to large independent and chain supermarkets. According to the Progressive Grocer, U.S. supermarket sales totaled over $600 billion in 2012. We believe Sprouts is capturing significant market share from conventional supermarkets and other specialty concepts in this supermarket segment.

The supermarket segment is comprised of various formats, including conventional, supercenter, natural / gourmet, limited assortment and warehouse. While the natural and organic food segment is one of the fastest growing segments in the industry, conventional supermarkets have experienced overall share decline from approximately 73% in 2005 to 67% in 2012, according to the Progressive Grocer, as customers have migrated to other grocery retail formats. Conventional supermarket customers are attracted to competitors’ unique product offerings, formats and differentiated shopping experiences.

Sprouts is a high-growth, natural and organic food retailer offering a complete grocery shopping experience, catering to consumers’ growing interest in living and eating healthier while offering consumers a compelling value relative to conventional supermarkets and mass retailers. We believe Sprouts will continue to benefit from the following industry and consumer trends:

•	Increasing consumer focus on health and wellness. We believe, based on our industry experience, that consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. According to the Nutrition Business Journal, sales of natural and organic food have grown at a CAGR of 12.0% from 1997 to 2012, reaching a total market size of $54 billion in the United States and are expected to continue to grow to $113 billion in 2020, representing a CAGR of 11.3% from 2013 to 2020. In addition, according to the Nutrition Business Journal, vitamin and supplement sales grew at a CAGR of 5.8% from 1997 to 2012, reaching a total market size of $32 billion in the United States. The Nutrition Business Journal forecasts this market will accelerate growth to a CAGR of 7.1% from 2013 to 2020.

This overall demand for healthy products is driven by many factors, including increased awareness about the benefits of eating healthy, a greater focus on preventative health measures, and the rising costs of health care. We believe customers are attracted to retailers with comprehensive health and wellness product offerings. As a result, food retailers are offering an increased assortment of fresh, natural and organic foods as well as vitamins and supplements to meet this demand.

•	Emphasis on the customer shopping experience. Consumers are increasingly focused on their shopping experience. According to the 2011 Food Marketing Institute study, The Food Retailing Industry Speaks, 60% of shoppers do not shop at the store most convenient to their home. These consumers choose their shopping location based on variety, price and higher-quality produce and meat. Shoppers are also loyal to their primary store, with 69% of their total grocery budget spent at their primary store according to a survey in the Food Marketing Institute’s U.S. Grocery Shopper Trends 2012. Grocers are therefore focused on providing a broad selection of products along with exceptional customer service.

•	Consumer desire for value. Customers across formats seek quality products at compelling value. Stores under our management experienced positive quarterly pro forma comparable store sales growth throughout the recent economic downturn from 2008 to 2010, while certain traditional, natural and organic retailers faced pressure on sales as customers shifted to lower-priced items or eliminated certain discretionary purchases. We believe consumers will continue to seek high-quality, value-priced offerings in their purchases over the long-term, regardless of macroeconomic conditions.

What Makes Us Different

We believe the following competitive strengths position Sprouts to capitalize on two powerful, long-term consumer trends—a growing interest in health and wellness and a focus on value:

Comprehensive natural and organic product offering at great value. To capitalize on the growing interest in health and wellness and the resulting consumer demand for healthy products, we feature an expansive offering of high-quality natural and organic products. On average, our stores carry approximately 16,500 SKUs across produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, beer and wine, body care and natural household departments. We believe, based on our industry experience, that our prices provide consumers a compelling relative value and appeal to a broader demographic than other natural and organic food retailers. In particular, we position Sprouts to be a value leader in fresh produce in order to drive trial visits to our stores by new customers. We believe our produce allows us to engage more consumers and successfully convert many of these trial customers into loyal, lifestyle customers shopping with greater frequency and in more departments across the store. We believe this approach and our full product offering enables us to grow our share of customers’ “food retail wallet” as they increasingly shop our stores for a significant portion of their everyday grocery, vitamin and supplement and body care purchases.

Resilient business model with strong financial performance. We achieved positive, pro forma comparable store sales growth of 2.6%, 2.3%, 5.1%, 9.7% and 10.7% in fiscal 2009, 2010, 2011, 2012 and 2013, respectively. We believe the consistency of our performance over time, even through the recent economic downturn from 2008 to 2010, and across geographies and vintages is the result of a number of factors, including our distinctive value positioning, innovative products and merchandising strategies, and a well-trained staff focused on customer education and service. In addition, we believe our high volume and low-cost store model enhance our ability to consistently offer competitive prices on high-quality natural and organic products while maintaining our operating margins and strong cash flow generation.

Proven and replicable economic store model. We believe our store model, combined with our rigorous store selection process and a growing interest in health and wellness, contribute to our consistent and attractive new store returns on investment. Smaller than conventional supermarkets, we target store sizes of approximately 25,000 to 28,000 square feet, which allows for greater flexibility in identifying and securing new locations, often in second generation store sites. Our typical store requires an average new store cash investment of approximately $2.8 million, including store buildout (net of contributions from landlords), inventory (net of payables) and cash pre-opening expenses. On average, our stores reach a mature sales growth rate within three or four years after opening, with net sales increasing 20-30% during this time period. Based on our historical performance, we target pre-tax cash-on-cash returns of 35-40% within three to four years after opening. We believe the consistent performance of our store portfolio across geographies and vintages supports the portability of the Sprouts brand and store model into a wide range of markets.

Significant new store growth opportunity supported by broad demographic appeal. We believe, based on our experience, that our broad product offering and value proposition appeals to a wider demographic than other leading competitors, including higher-priced health food and gourmet food retailers. Sprouts has been successful across a variety of geographies, from California to Oklahoma, underscoring the heightened interest in eating healthy across markets. Based on research conducted for us, we believe that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format, including 300 in states in which we currently operate. We intend to achieve 12% or more annual new store growth over at least the next five years, balanced among existing, adjacent and new markets.

Passionate and experienced management team with proven track record. Since inception, we have been dedicated to delivering “Healthy Living for Less.” Our passion and commitment is shared by team members throughout the entire organization, from our stores to our corporate office. Our executive management team has extensive experience in the grocery and food retail industry, and deep roots in organic, natural and specialty food retail. Our President and Chief Executive Officer, Doug Sanders, began with our company in 2002 with the first Sprouts store and has over 28 years of experience in the grocery industry. Our Chief Operating Officer, Jim Nielsen, has over 25 years of experience in the grocery industry, including most recently as the President of Henry’s Farmers Market. Our Chief Financial Officer, Amin Maredia, has over 18 years of accounting and financial experience, including six years of senior level experience at Burger King Holdings, one of the world’s largest food retailers. In addition, our executive management is supported by a deep team comprised of industry veterans across all key functional areas. With recent investments in people, systems and other infrastructure, we believe we are well-positioned to achieve our future growth plans.

Growing Our Business

We believe we have significant opportunities to continue to grow our store base, drive comparable store sales growth, enhance our operating margins and grow brand awareness. We are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expand our store base. We intend to continue expanding our store base by pursuing new store openings in existing markets, expanding into adjacent markets, and penetrating new markets. In 2013, we entered into leases for additional stores in several new markets, including the Houston and Kansas City metropolitan areas, as well as in many of our existing markets. We believe we are a desirable tenant for developers and landlords based on our historical and projected growth, the high customer traffic generated by our stores, and our lifestyle positioning. These attributes along with our rigorous real estate selection process help us to efficiently source new, high-quality store locations. From our founding in 2002 through December 29, 2013, we opened 91 new stores while successfully rebranding 43 Henry’s Farmers Markets (“Henry’s”) and 39 Sunflower Farmers Market (“Sunflower”) stores to the Sprouts banner. On a combined basis, Sprouts, Henry’s and Sunflower opened an average of 17 stores per year from fiscal 2008 through fiscal 2013. We expect to continue to expand our store base with 22-24 store openings planned in fiscal 2014, of which three have opened as of the date of this Annual Report on Form 10-K, and we intend to achieve 12% or more annual new store growth over at least the next five years.

The below diagram shows our current store footprint, by state, as of December 29, 2013.

Increase comparable store sales. For 27 consecutive quarters, including throughout the recent economic downturn from 2008 to 2010, stores under our management have achieved positive comparable store sales growth. As the natural and organic food sector continues to grow and take market share from conventional supermarkets and other specialty concepts, we believe we can continue to grow comparable store sales by increasing the number of customer transactions and our average ticket at our existing stores. We believe we can grow the number of customer transactions at our stores by continuing to focus on our core value proposition and distinctive customer-oriented shopping experience as well as by further enhancing and expanding our marketing efforts. We aim to grow our average ticket by continuing to expand and refine our fresh, natural and organic product offering, our targeted and personalized marketing efforts and our in-store education designed to make customers more aware of our full product offering. We believe these factors, combined with the continued strong growth in natural and organic food consumption, will allow Sprouts to gain new customers, increase customer loyalty and, over time, convert single-department trial customers into core, lifestyle customers who shop Sprouts with greater frequency and across an increasing number of departments.

Continue to enhance our operating margins. We believe we can continue to enhance our operating margins though efficiencies of scale, improved systems, continued cost discipline and enhancements to our merchandise offerings. We have made significant investments in management, information technology systems, training, marketing, compliance and other infrastructure to enable us to pursue our growth plans, which we believe will also enhance our margins over time. Furthermore, as we open new stores, we expect to achieve economies of scale in sourcing and distribution and we intend to maintain appropriate store labor levels and effectively manage product selection and pricing to achieve additional margin expansion.

Grow the Sprouts Farmers Market brand. We plan to continue to increase awareness of Sprouts as the value-oriented neighborhood grocery store destination for high-quality, natural and organic products in each community in which we operate. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, private label offerings, corporate partnerships and community outreach and charity programs. These efforts and activities include company-wide initiatives and other specific store events to more broadly connect with our communities with the aim of promoting our brand and educating consumers on healthy choices. We will also continue to expand our innovative marketing and promotional strategy through print, digital and social media platforms, all of which promote our mission of “Healthy Living for Less.”

Our Heritage

We were founded by members of a family with a long history of selling fresh and natural foods to a broad demographic of customers. In 1969, Stan Boney and his brothers opened Boney’s Marketplace in Southern California, which would later become Henry’s Farmers Market, a farmers market style natural and organic specialty retailer. After selling Henry’s Farmers Market in 1999, Stan and his son, Shon, and two family friends began plans for what would become Sprouts Farmers Market with the goal of making affordable healthy foods, vitamins and other products available to everyone. In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with the investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (referred to as the “Apollo Funds”), and added 43 stores by combining with Henry’s and its Sun Harvest-brand stores (referred to as the “Henry’s Transaction”). The Henry’s Transaction brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower (referred to as the “Sunflower Transaction” and together with the Henry’s Transaction are collectively referred to as the “Transactions”) and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

During 2011, 2012 and 2013, we continued to open new stores and, as of December 29, 2013, had 167 stores in eight states. We are one of the largest specialty retailers of natural and organic food in the United States.

In connection with our initial public offering (referred to as our “IPO”), on July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. As part of the corporate conversion, holders of membership interests of Sprouts Farmers Markets, LLC in the form of Class A and Class B units received 11 shares of our common stock for each unit held immediately prior to the corporate conversion, and options to purchase units became options to purchase 11 shares of our common stock for each unit underlying options outstanding immediately prior to the corporate conversion, at the same aggregate exercise price in effect prior to the corporate conversion.

On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our IPO.

Our Stores and Operations

We believe our stores represent a blend of conventional supermarkets, farmers markets, natural foods stores, and smaller specialty markets, differentiating us from other food retailers, while also providing a complete offering for our customers.

•	Store Design. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a complete grocery offering.

We typically dedicate approximately 15% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open floor plans and low displays (typically set to a height of about six feet), intended to provide an easy-to-shop environment that allows our customers to view the entire store. The design of our stores is a farmers market style, with wooden crates stacked with fresh produce and self-service bulk food barrels and bins in a bright and open atmosphere. We believe our stores provide customers with a differentiated shopping experience and promote greater interaction with our well-trained and enthusiastic team members, resulting in what we believe is an enhanced level of customer service.

The below diagram shows a sample layout of our stores:

•	Culture of Service. We are committed to providing and believe we have best-in-class customer service, which builds trust with our customers and differentiates the Sprouts shopping experience from that of many of our competitors. We design our stores to maximize customers’ interactions with our team members. For example, in addition to an open floor plan and low displays, we do not have aisle numbers or self-service checkout lines in our stores, which promotes interaction between customers and team members. We believe this interaction provides an opportunity to educate customers and provides a valued, differentiated customer service model, which enhances customer loyalty and increases visits and purchases over time.

Customer service is critical to our culture and we place great importance on training our team members on customer service and product knowledge to ensure there is friendly, knowledgeable staff in every department. Our team members are trained and empowered to proactively engage with customers throughout the entire store. This includes investing time with them on the benefits of different vitamins, sharing ways to prepare a meal or cutting a piece of produce or opening a package to offer customers product tastings throughout the store. We consider customer education and service to be particularly important as many conventional supermarket customers that have not shopped our stores believe that eating healthy is expensive and difficult. At Sprouts, we believe in our motto of “Healthy Living for Less” and strive to provide more consumers with the opportunity to offer their families great tasting, healthy, natural and organic products for less.

Our stores are typically staffed with 75 to 85 full and part-time team members including a store manager, an assistant store manager, eight department managers, five assistant department managers, store office staff and other team members.

•	Recruiting, Training, Development and Promotion. We strive to create a strong and unified company culture and develop team members throughout the entire organization. We have regional department level merchandisers and trainers who are focused on training team members within departments and also assist with store and local merchandising strategies and execution. For new stores, we typically have team members on site approximately three to four weeks before opening to optimize initial and long-term store performance and customer service. We also have approximately 65 people in the field as regional support teams in human resources, operations and compliance. These teams focus on hiring, retention, training, food safety, security, financial management and other operational best practices. We regularly perform audits of our stores to assess customer service, inventory quality and control, merchandising and other factors. We believe our team members contribute to our consistently high service standards and that this helps us successfully open new stores.

We believe Sprouts is an attractive place to work with significant growth opportunities for our team members. We offer competitive wages and benefits as we believe active, educated and passionate team members contribute to consumer satisfaction. In 2013, we promoted approximately 3,000 team members. We also host quarterly Team Member Appreciation Days at each store, hold town hall meetings between team members and company management and provide our team members with discounts on purchases in the store.

•	Store Size. Our stores are generally between 25,000 and 28,000 square feet, which we believe is smaller than many of our peers’ average stores. Our stores are located in a variety of mid-sized and larger shopping centers, lifestyle centers and in certain cases, independent single-unit, stand-alone developments. The size of our stores and our real estate strategy provide us flexibility in site selection, including entering into new developments or existing sites formerly operated by other retailers, including other grocery banners, office supply stores, electronics retailers and other second generation space. Further, we believe our value positioning allows us to serve a diverse customer base and provides us significant flexibility to enter new markets across a variety of socio-economic areas, including markets with varying levels of natural and organic grocer penetration.

The portability of our store design enabled us to open 11 stores in 2012 and 19 new stores in 2013. We have 22-24 store openings planned in fiscal 2014, of which three have opened as of the date of this Annual Report on Form 10-K, and we intend to achieve 12% or more annual new store growth over at least the next five years.

Our Product Offering

We are a complete food retailer. We focus and tailor our assortment to fresh, natural and organic foods and healthier options throughout all of our departments. When possible, we also offer local products, which we believe our customers value and trust, adding to our authenticity as a natural and organic farmers market.

Fresh, Natural and Organic Foods

Our product offerings focus on fresh, natural and organic foods. Natural foods can be broadly defined as foods that are minimally processed and are free of synthetic preservatives, artificial sweeteners, colors, flavors and other additives, growth hormones, antibiotics, hydrogenated oils, stabilizers and emulsifiers. Essentially, natural foods are largely or completely free of non-naturally occurring chemicals and are as near to their whole, natural state as possible.

Organic foods refer to the food itself as well as the method by which it is produced. In general, organic operations must demonstrate that they are protecting natural resources, conserving biodiversity, and using only approved substances and must be certified by a USDA-accredited certifying agency. These organic standards include:

•	Crop production must not use irradiation, sewage sludge, synthetic fertilizers, prohibited pesticides, and genetically modified organisms.

•	Livestock producers must meet animal health and welfare standards, not use antibiotics or growth hormones, use 100% organic feed, and provide animals with access to the outdoors.

•	Multi-ingredient organic food must be compromised of 95% or more certified organic content.

Further, retailers that handle, store or sell organic products must implement measures to protect their organic character.

Products

We categorize the varieties of products we sell as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli and bakery. Non-perishable product categories include grocery, vitamins and supplements, bulk items, dairy and dairy alternatives, frozen foods, beer and wine, and natural health and body care. The following is a breakdown of our perishable and non-perishable sales mix:

	2013	2012	2011
Perishables	50.1%	49.1%	49.2%
Non-Perishables	49.9%	50.9%	50.8%

Departments

Our stores include the following departments:

•	Produce. Placed at the center of our stores, our high-quality, value-oriented offering begins with our produce department. We offer our customers a farmers market open-feel environment consisting of an abundant and affordable offering of fresh fruits, vegetables and herbs, focused on appearance, flavor and value. Our extensive produce selection includes seasonal, specialty and organic items, often from local or regional farms, at prices targeted to be significantly lower than our competitors.

•	Bulk Items. Our stores include a uniquely crafted selection of more than 450 varieties of scoopable nuts, fruits, trail mixes, grains, beans, cereals, coffee, tea, spices, candy and snacks featured in the center of the store. We believe this high-quality, value-oriented department provides a feeling of an ‘old-time grocery store’ as customers are able to select and scoop as much of these items as they wish, enabling them to buy just enough for a particular recipe, sample a new item, or buy in abundance for home storage.

•

Vitamins and Supplements. Our stores feature more than 4,300 vitamins, supplements, natural remedies, functional food, lifestyle support, and herbal supplements. This department includes an extensive private label offering. We believe there is an education component to shopping in our vitamins and supplements department and that our customers value friendly, knowledgeable and dedicated team members to introduce products and to guide them through their purchases. We employ a full-time nutritionist to assist and train team members and we frequently host in-store, product-specific training sessions. Each store typically holds four to five training sessions per month (including both internal and vendor-led). These training sessions prepare our vitamin and supplement team members to better educate and serve our customers through personalized service and more than 300 annual in-store and online seminars.

•	Grocery. Our grocery offering focuses on healthy options. We carry approximately 4,600 natural and organic products in our grocery aisles, including meal components, natural sodas and other beverages, snacks and bars, baking goods, baby, pet and household items such as detergent and paper towels, and earth-friendly mercantile items. Our product offering includes more than 2,000 gluten-free items, and our own Sprouts private label brand products. We also offer distinctive locally-produced products in each of our market areas, such as preserves, honey, BBQ sauces, hot salsas and chips.

•	Meat. Our Olde Tyme Butcher Shops combine high-quality sourcing through our trusted supplier network, product variety and old-fashioned customer service. Sprouts’ skilled butchers hand cut meat fresh daily in store with real customer service available to “cut it any way you like it.” We feature “choice natural” beef, pasture raised pork, grass fed organic beef, organic chicken and Grade A all-natural poultry raised cage-free from trusted partner ranches and farms. We consider our approach to be old-fashioned as we cut and grind meat fresh, as needed for our customers, and unlike much of the industry today, we have no offsite facility delivering products processed days in advance. We also offer up to 21 varieties of sausages made fresh daily in-store as well as an abundant selection of entrees, including gourmet burgers, pinwheels, stuffed chicken breasts, pork chops and roasts. Our customers value the freshness, quality and service level of our meat department and this generates repeat traffic and purchases.

•	Seafood. We offer a wide variety of seafood favorites delivered up to six days a week. We carry multiple options for baking, sautéing, or grilling and round out our assortment with wild fresh species while in season.

•	Deli. We feature a broad array of fresh deli specialties, including high-quality sliced deli meat, salads, dips, entrees, side dishes and fresh made to order sandwiches at value prices and an abundant selection of over 250 varieties of cheeses from around the world.

•	Bakery. Our focus on fresh, high-quality and unique “signature” products is evident in our bakery department, which is located at the entrance to each store. Sprouts’ bakery offering includes artisan bread alongside a wide assortment of sandwich breads, rolls, tortillas, pitas, muffins, cookies and pies as well as sugar free, gluten free and low carbohydrate products. We bake a large selection of products fresh in-store every day to enhance the overall customer experience.

•	Dairy and Dairy Alternatives. Our dairy department features a wide selection of organic, natural and regionally sourced milk, yogurt (including Greek, Australian, organic, and soy-based), butter and eggs, as well as a full selection of vegan and vegetarian alternative dairy products.

•	Frozen Foods. Our freezer cases feature traditional and ethnic natural and organic entrees and side dishes, along with frozen vegetables, desserts and specialty items, such as gluten-free breads and non-dairy ice creams.

•	Beer and Wine. We offer a carefully selected assortment of craft beers, microbrews and premium beers from around the world and an expansive variety of domestic and international wines, many of which we price at $10 or less. We also stock Kosher, organic, sustainable and biodynamic, local, exclusive-to-Sprouts and even non-alcoholic wines.

•	Natural Health and Body Care. Sprouts offers approximately 2,500 natural, cruelty-free health and beauty products, old-fashioned remedies and modern body care innovations, including facial care products and make up, skin, hair, dental, baby care and grooming products, all at value-oriented prices.

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products uphold our quality standards, and include no artificial flavors, colors or preservatives. We believe our private label brand features competitively priced specialty and innovative products, at quality levels that equal or exceed national brands. We have increased our portfolio of private label items from approximately 800 items at the end of 2011 to approximately 1,400 as of December 29, 2013. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty. Our private label brands generally provide us with increased margins and our customers with lower prices compared to branded products.

Sourcing and Distribution

We manage the buying of, and set the standards for, the products we sell, and we source our products from over 800 vendors and suppliers, both domestically and internationally.

We believe, based on our industry experience, that our strong relationships in the produce business provide us a competitive advantage and enable us to offer high-quality produce at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. Given the importance of produce to our stores, we source, warehouse and distribute all produce in-house. This ensures our produce meets our high quality standards. We are supported by dedicated regional procurement teams that provide us flexibility to procure produce on local, regional and national levels.

We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We distribute all produce to our stores from two leased distribution facilities and one third party operated distribution facility, and we manage every aspect of quality control in this department. We believe we have sufficient capacity at these facilities to support our near-term growth plans.

We believe our scale, together with this decentralized purchasing structure and flexibility generates cost savings, which we then pass on to our customers. Distributors and farmers recognize the volume of goods we sell through our stores and our flexible purchasing and distribution model allows us to opportunistically acquire produce at great value which we will also pass along to our customers.

For all non-produce products, we use third-party distributors and vendors to distribute products directly to our stores following specifications and quality control standards that are set by us.

Nature’s Best, Inc. is our primary supplier of dry grocery and frozen food products, accounting for approximately 23% and 17% of our total purchases in fiscal 2013 and 2012, respectively. See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Customers

Our target customer seeks a wide assortment of high-quality fresh and nutritious food as well as vitamins and supplements at competitive prices. We believe our value proposition and complete grocery offering engages both conventional and health-focused shoppers.

We believe the majority of our customers are initially attracted to our stores by our fresh produce, which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We drive customer traffic by aggressively promoting produce and other items through weekly advertisements designed primarily to reach the everyday supermarket shopper. These customers are typically “trial” customers that limit their shopping to specific products or departments, such as produce. Through department-specific promotions, in-store signage, and customer education, these trial customers become “transition” customers that shop new departments and try new products. Over time, through customer service and engagement, targeted marketing, and increased knowledge of our product offering, we believe that transition customers become “lifestyle” customers that shop with greater frequency throughout the entire store. The table below provides an overview of our trial, transition and lifestyle customer maturation cycle.

Category	Description
Trial	Trial customers are new to our stores and typically limit their shopping to a specific product or visit a single department (e.g. produce).
Transition	Former trial customers that have become familiar with our stores through promotions, in-store signage and customer education, and are shopping an increasing number of departments.
Lifestyle	Lifestyle customers are frequent customers that make Sprouts their primary grocery shopping destination. They are very familiar with our stores and shop for products throughout the entire store.

Our Pricing, Marketing and Advertising

•	Pricing. We are committed to a pricing strategy consistent with our motto of “Healthy Living for Less.” As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions on selected products that drive traffic and trial. We typically have about 25% of our approximately 16,500 products on sale at any given time.

•	Marketing and Advertising. We supplement and support our everyday competitive pricing strategy through weekly advertised specials, a weekly e-circular, online coupons and special promotions. We send over 11 million weekly advertisement circulars to encourage customers to shop at our stores. These circulars focus on product education and offerings and aim to engage the customer. We use sales flyers distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These sales flyers include representative products from our key departments. In addition, we have a customer database of over 608,000 customers as of December 29, 2013, many of whom receive electronic versions of our weekly circulars or monthly newsletters.

We tailor our advertisements to specific markets, which provides us with greater flexibility to offer different promotions and respond to local competitive activity. In addition, we advertise our sales promotions and support our brand image through the use of local radio, as well as targeted direct mail in specific markets. We also maintain our website, www.sprouts.com, on which we display our weekly sales flyers and offer special deals and coupons and continue to expand our social media platform. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our website into this Annual Report on Form 10-K. As of December 29, 2013, we had approximately 324,000 Facebook fans, up from approximately 18,000 at the end of 2010. In

2012, we also began launching Facebook pages for each new store opening, which we believe helps build awareness and excitement around our new stores.

We believe our lead time for weekly print advertising is significantly shorter than many of our peers, thereby providing a competitive advantage for Sprouts. This shorter period affords us flexibility in our promotional offerings which can result in our ability to purchase perishable inventory at greater volumes with better pricing from our sourcing partners and thus deliver exceptional value to our customers.

In addition to the weekly circulars, the table below describes a few of the numerous other saving opportunities for our customers, all of which are meant to reinforce our value offering and are designed to appeal to specific target customers. In 2013, we had approximately 25 department-wide promotions at each store throughout the year.

Promotional Activity	Description
Double-Ad Wednesday	As weekly ads run from Wednesday to Wednesday, on each Wednesday there are twice as many items on sale
Vitamin Extravaganza	Every vitamin, supplement and body care product is 25% off
Frozen Frenzy	20% off any frozen item a customer can fit into a Sprouts grocery bag. These products include natural and organic entrees, side dishes, and frozen vegetables and desserts
Gluten-Free Jubilee	25% off thousands of gluten-free products in all departments
72-Hour Sale	On select Fridays, Saturdays and Sundays, stores run special ad prices on popular meat, vitamins, bulk items and everyday groceries
Incredible Bulk Sale	25% off all bulk bin items, bulk spices, and bulk coffees

Our Communities

We are actively involved in the communities in which we operate, and support many local non-profit and educational institutions that share our goal of improved health, nutrition and fitness. Stores are also encouraged to support charities important to their local communities. This involvement takes many forms, including:

•	Alignment with Certain Causes. Sprouts has undertaken a number of innovative corporate fundraising initiatives, including a multi-faceted program with Autism Speaks and the Southwest Autism Research and Resource Center. Since 2010, we have raised more than $3.8 million through our donations, as well as the donations by our customers (who made donations at the cash register) and business partners. We have also adopted the Grab & Give campaign pioneered by Henry’s, which encourages customers to buy bags of groceries at a discount and then allow us to donate them to food banks in the markets in which we operate. In September 2013, we collaborated with Sony Pictures Animation and Feeding America in a campaign to support Hunger Action Month in connection with Sony Pictures Animation’s Cloudy with a Chance of Meatballs 2 movie by participating in the donation of over 200,000 pounds of produce with some of the nation’s leading produce companies and raising funds through donations by our customers at the cash register and online. During 2013, we donated over three million pounds of produce and other food to local food banks.

•

Donations. Our donation goal is to contribute to the health of families and children and to healthy environments through in-kind support. Many donations are made at store level, in the form of food donations or gift cards, to qualifying organizations that are aligned with our goals.

Examples include bananas or water for fundraising road races, reusable bags for health fairs and green festivals and gift cards to be used as raffle items or to provide catering for a fundraising event. In August 2013, we launched our Food Rescue Program to donate items to local food banks in the markets in which we operate.

•	Volunteerism. Our team members are encouraged to help people and organizations in need. We have provided major volunteer support to events like the Arizona Walk Now for Autism Speaks, the Phoenix Rescue Mission, and various food banks. With an engaged base of approximately 14,000 team members, we have the ability to use our leverage to support causes.

Store Selection and Economics

We have an extensive and selective process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated real estate team as well as a real estate committee comprised of our Senior Vice President—Business Development and other members of senior management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Multiple members of our committee will also conduct an on-site inspection prior to approving any new location.

Our typical store requires an average new store cash investment of approximately $2.8 million, consisting of store buildout (net of contributions from landlords) of approximately $2.4 million, and inventory (net of payables) and cash pre-opening expenses of approximately $400,000. On average, our stores reach a mature sales growth rate in three or four years after opening, with net sales increasing 20-30% during this time period. Based on our historical performance, we target net sales of $10-$12 million during the first year after opening and pre-tax cash-on-cash returns of 35-40% within three to four years after opening. We believe the consistent performance of our store portfolio across geographies and vintages supports the portability of the Sprouts brand and store model into a wide range of markets.

Based upon research conducted for us by Buxton Company, we believe that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format. We believe we have significant growth opportunity in existing markets, as approximately 300 of these 1,200 potential stores are located in our current markets (nine states). We intend to achieve 12% or more annual new store growth over at least the next five years, with a balanced focus on existing, adjacent and new market growth.

See “Properties” for additional information with respect to our store locations.

Competition

The $600 billion U.S. supermarket industry is large, intensely competitive and highly fragmented. We compete for customers with a wide array of food retailers, including natural and organic, speciality, conventional, mass and discount and other food retail formats. Our competitors include conventional supermarkets such as Kroger and Safeway, as well as other food retailers such as Whole Foods, Natural Grocers by Vitamin Cottage and Trader Joe’s.

Insurance and Risk Management

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, general liability, product liability, director and officers’ liability, team member healthcare benefits, and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 26% of our net sales for the fiscal year ended December 29, 2013, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered SPROUTS FARMERS MARKET®, SPROUTS® and HEALTHY LIVING FOR LESS!® trademarks, are valuable assets that we believe reinforce our customers’ favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the human-scale design, arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the farmers market atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors.

From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. Third parties have also, from time to time, opposed our trademarks and challenged our intellectual property rights. We respond to these actions on a case-by-case basis. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation.

Information Technology Systems

We have made significant investments in information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We also maintain modern supply chain systems allowing for operating efficiencies and scalability to support our continued growth. All of our stores, including those acquired in the Transactions, operate under one integrated information technology platform. We believe our current information technology infrastructure will support our growth plans but plan on continuing our history of investment in this area.

Regulatory Compliance

Our stores are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, environmental protection, licensing for the sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies, including the Food and Drug

Administration (referred to as the “FDA”), the Federal Trade Commission (referred to as the “FTC”), the U.S. Department of Agriculture (referred to as the “USDA”), the Consumer Product Safety Commission and the Environmental Protection Agency.

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat and poultry products), as well as dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the Food Safety Modernization Act (referred to as “FSMA”). The FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by most food producers. This authority will apply to domestic food facilities and, by way of imported food supplier verification requirements, to foreign facilities that supply food products to the U.S. market. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce, to identify “high risk” foods and “high risk” facilities and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States. Though most of the regulations and guidance for this program are being developed, the FSMA has an immediate impact.

For example, with respect to foods and dietary supplements the FSMA meaningfully augments the FDA’s ability to access producers’ records and suppliers’ records. The FSMA gives the FDA authority to require food producers, distributors and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, the FSMA increases the FDA’s authority to institute administrative detentions of adulterated and misbranded foods. The FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to ingredients, product weight, etc. The FDA administers a systematic review and approval program for certain “health claims” (claims describing the relationship between a food substance and a health or disease condition). It has also promulgated regulatory definitions for various “nutrient content claims” (e.g., “high in antioxidants,” “low in fat,” etc.).

FDA and USDA Enforcement. The FDA has broad authority to enforce the provisions of the Food, Drug and Cosmetic Act (referred to as “FDCA”) applicable to the safety, labeling, manufacturing and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Pursuant to the FSMA, the FDA also has the power to refuse the import of any food or dietary supplement from a foreign supplier that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food, including supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

The USDA’s Food Safety Inspection Service (referred to as “FSIS”) is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, and egg products is safe, wholesome, and correctly labeled and packaged. FSIS inspectors conduct regular, mandatory on-site inspections of processing and manufacturing facilities. When violations occur, the agency has broad discretion to withhold FSIS inspection services, shut down processing facilities, and to take civil or criminal actions against violators of applicable statutes and regulations. Additionally, the USDA’s Agricultural Marketing Service (referred to as “AMS”) oversees the National Organics Program for all foods making such “organic” claims. Under the Program, products labeled “organic” must be certified by an accredited agent as compliant with USDA-established standards. The AMS may levy civil monetary penalties and withdraw “organic” certification for up to five years per incident if violations are discovered.

Dietary Supplements. The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (referred to as “DSHEA”). DSHEA established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements, defined “dietary supplement” and “new dietary ingredient” and established new statutory criteria for evaluating the safety of substances meeting the respective definitions. In the process, DSHEA removed dietary supplements and new dietary ingredients from pre-market approval requirements that apply to food additives and pharmaceuticals and established a combination of “notification” and “post marketing controls” for regulating product safety, however, non-dietary ingredients in a dietary supplement remain subject to the FDA’s food additive authorities. The FDA does not require notification to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment on October 15, 1994. However, for a dietary ingredient not present in the food supply prior to this date, the manufacturer must provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. As required by the FSMA, the FDA issued draft guidance in July 2011, which attempts to clarify when an ingredient will be considered a “new dietary ingredient,” the evidence needed to document the safety of a new dietary ingredient, and appropriate methods for establishing the identity of a new dietary ingredient. In particular, the new guidance may cause dietary supplement products available in the market before DSHEA to now be classified to include a “new dietary ingredient” if the dietary supplement product was produced using manufacturing processes different from those used in 1994.

DSHEA also empowered the FDA to establish binding good manufacturing practice regulations governing key aspects of the production of dietary supplements. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function and/or general well-being of the body. Although manufacturers must be able to substantiate any such statement, no pre-market approval authorization is required for such statements and manufacturers need only notify FDA that they are employing a given claim. No statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. DSHEA does, however, authorize supplement sellers to provide “third-party literature,” (e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits) in connection with the sale of a dietary supplement to consumers. This authorization is limited and applies only if the publication is printed in its entirety, is not false or misleading, presents a balanced view of the available scientific information and does not “promote” a particular manufacturer or brand of dietary supplement, and is displayed in an area physically separate from the dietary supplements.

Food and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of “consent decrees” and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

Compliance. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

Employees

As of December 29, 2013, we had approximately 14,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

Available Information

We file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (referred to as the “SEC”). The public may read or copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We also maintain a website at www.sprouts.com. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained in, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, operating results, financial condition, or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

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

Although we believe, based on research conducted for us by a third-party research firm, that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format, we anticipate that it will take years to grow our store count to that number. We cannot assure you that we will grow our store count to approximately 1,200 stores. We opened 19 stores in

2013, and we intend to achieve 12% or more annual new store growth over at least the next five years. However, we cannot assure you that we will achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

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

If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture efficiencies of scale, improve our systems, continue our cost discipline, and maintain appropriate store labor levels and disciplined product selection, our operating margins may stagnate or decline. In addition, competition and pricing pressures from competitors may also adversely impact our operating margins. These factors could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

We rely heavily on sales of fresh produce and quality natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 25% of our pro forma net sales in fiscal 2012 and 26% of our net sales in fiscal 2013. Although we have not experienced difficulty to date in maintaining the supply of our produce and natural and organic products that meet our quality standards, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

In addition, we and our suppliers compete with other food retailers in the procurement of natural and organic products, which are often less available than conventional products. If our competitors significantly increase their natural and organic product offerings due to increases in consumer demand or otherwise, we and our suppliers may not be able to obtain a sufficient supply of such products on favorable terms, or at all, our sales may decrease, which could have a material adverse effect on our business, financial condition and results of operations. We could also suffer significant inventory losses in the event of disruption of our distribution network or extended power outages in our distribution centers. If we are unable to maintain inventory levels suitable for our business needs, it would materially adversely affect our financial condition and results of operations.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, dietary preferences, natural and organic products, and vitamins and supplements. Consumer preferences towards vitamins, supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost of these products. Our store offerings currently include natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety or benefits of any such items may adversely affect demand for our products, and could result in lower customer traffic, sales and results of operations.

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

Although the FDA and the USDA have each issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences.

As of December 29, 2013, we operated 73 stores in California, making California our largest market representing 44% of our total stores and 46% of our net sales in the fiscal year ended

December 29, 2013. We also have store concentration in Arizona, Colorado and Texas, operating 26, 24 and 29 stores in those states, respectively, and representing 45% in the aggregate of our net sales in the fiscal year ended December 29, 2013. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, changes in economic conditions, severe weather conditions and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations.

Disruption of significant supplier relationships could negatively affect our business.

Nature’s Best, Inc. (referred to as “NB”) is our primary supplier of dry grocery and frozen food products, accounting for approximately 23% and 17% of our total purchases in fiscal 2013 and 2012, respectively. We also have commitments in place with NB to order certain amounts of our distribution-sourced organic and natural produce from NB, and to maintain certain minimum average annual store purchase volumes, including for any new stores we open. Our current contractual relationship with NB continues through April 2018. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of NB to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels. Another 4% of our total purchases for both fiscal 2012 and 2013 were made through our secondary supplier, United Natural Foods Inc. (referred to as “UNFI”). Our current contractual relationship with UNFI continues through December 2, 2014 (subject to automatic renewal for successive one-year periods unless either we or UNFI elect not to renew). There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if NB, UNFI or any of our other suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition and results of operations.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

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

In addition, unexpected delays in deliveries from vendors that ship directly to our stores or increases in transportation costs (including through increased fuel costs) could have a material adverse effect on our financial condition and results of operations. Labor shortages in the transportation industry, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries could negatively affect our business.

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

As a retailer of food, vitamins and supplements and a seller of many of our private label products, we are subject to numerous health and safety laws and regulations. Our suppliers and contract manufacturers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of products we sell, as well as the health and safety of our team members and the protection of the environment. We are subject to regulation by various government agencies, including the FDA, the USDA, the FTC, the Occupational Safety and Health Administration, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as various state and local agencies.

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

As a retailer of supplements, our sales of vitamins and supplements are regulated under DSHEA, a statute which is administered by the FDA as part of its responsibilities under the FDCA. DSHEA expressly permits vitamins and supplements to bear statements describing how a product affects the structure, function and/or general well-being of the body. However, no statement may expressly or implicitly represent that a supplement will diagnose, cure, mitigate, treat or prevent a disease.

New or revised government laws and regulations, such as the FSMA, passed in January 2011, which grants the FDA greater authority over the safety of the national food supply, as well as increased enforcement by government agencies, could result in additional compliance costs and civil remedies. Specifically, the FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce, requires the FDA to identify “high risk” foods and “high risk” facilities and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States.

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

We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination.

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

We rely extensively on information technology systems for point of sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. In January 2013, we discovered sophisticated malware installed on certain credit card “pin pads” in a limited number of our stores designed to illegally access our customers’ credit card information. We discovered the malware shortly after it was planted and promptly shut down its access to our systems, but it is possible that our customers’ credit card information was compromised. In connection with the January 2013 breach, in addition to replacing the affected card terminals for a total cost of approximately $170,000, we engaged a nationally recognized cybersecurity firm to investigate the incident. The costs associated with the investigation, and any penalties assessed by our credit card vendors, are covered by our insurance policy, subject to our insurance deductible of $100,000. We have implemented numerous additional security protocols since the attack in order to further tighten security, but there can be no assurance similar breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others, face costly litigation, and our reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause significant interruptions to our business. Any material interruption in the information technology systems we rely on may have a material adverse effect on our operating results and financial condition.

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

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other key ingredients. Commodity prices worldwide have been increasing. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events will increase the costs of operating our stores. Our shipping costs have also increased recently due to rising fuel and freight prices, and these costs may continue to increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition and results of operations.

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

Specifically, proposed changes to financial accounting standards could require such leases to be recognized on our balance sheet. In addition to our indebtedness, we have significant obligations relating to our current operating leases. All of our existing stores are subject to leases, which have average remaining terms of nine years and, as of December 29, 2013, we had undiscounted operating lease commitments of approximately $915 million, scheduled through 2032, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, but are not reflected as liabilities on our consolidated balance sheets. During fiscal 2013, our rent expense charged under operating leases was approximately $64.7 million.

The Financial Accounting Standards Board (referred to as “FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, Leases (referred to as the “Exposure Draft”), which would replace the existing guidance in Accounting Standards Codification 840 (referred to as “ASC 840”), Leases (formerly Statement of Financial Accounting Standards 13, Accounting for Leases). Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed;” and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on our consolidated financial statements, as a majority of our store leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets, which means that neither a leased asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. The proposed changes to ASC 840 would require that substantially all operating leases be recognized as assets and liabilities on our balance sheet. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting standards will have on our consolidated financial statements.

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

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability (including, in connection with legal proceedings described under “—Legal proceedings could materially impact our business, financial condition and results of operations” above), property insurance, director and officers’ liability insurance, vehicle liability and team member health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Our high level of fixed lease obligations could adversely affect our financial performance.

Our high level of fixed lease obligations will require us to use a portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing, if required, to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the relevant stores, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

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

As of December 29, 2013, we had outstanding indebtedness of $318.3 million. We may incur additional indebtedness in the future, including borrowings under our credit agreement (referred to as the “Credit Facility”). Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

Our Credit Facility also requires us to maintain a specified financial ratio at the end of any fiscal quarter at any time the Revolving Credit Facility is drawn. Our ability to meet this financial ratio, if applicable, could be affected by events beyond our control. Failure to comply with any of the covenants under our Credit Facility could result in a default under the facility, which could cause our lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operating results, and financial condition.

We incur substantial costs as a result of being a public company.

As a public company, we are subject to public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (referred to as the “Sarbanes-Oxley Act”), the Dodd-Frank Act of 2010, and the listing requirements of NASDAQ Global Select Market. We incur significant legal, accounting, and other expenses as a public company, including costs resulting from our public company reporting obligations and maintenance of corporate governance practices. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. The reporting requirements, rules, and regulations require substantial legal and financial compliance costs and will make some activities more time-consuming and costly than when we were a private company.

Our management has limited experience managing a public company, and our current resources may not be sufficient to fulfill our public company obligations.

As a public company, we are subject to various regulatory requirements, including those of the SEC and the NASDAQ Global Select Market. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may initially be reliant on engaging outside consultants or professionals to overcome our lack of experience. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants, or are otherwise unable to fulfill our public company obligations.

If we are unable to maintain effective internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting. In addition, beginning with our 2014 annual report on Form 10-K to be filed in 2015, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to file a report by management on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.

In connection with the audit of our financial statements for fiscal 2012, we identified a material weakness related to our failure to design and maintain effective internal controls with respect to the application of an appropriate GAAP method in determining inventory costs for non-perishable products. In fiscal 2012, we implemented a weighted-average costing methodology in accordance with GAAP that utilizes statistical sampling and other estimation methods to value our non-perishable inventory. Additionally, we have continued to develop and implement an automated solution for the calculation of weighted-average cost on a per unit basis that is designed to replace our statistical sampling method in the future. We will continue to use statistical sampling and other estimation methods until we believe that the automated solution is in place for a sufficient period of time and can be relied upon. Accordingly, as of December 29, 2013, we continued to have a material weakness related to our internal controls with respect to costing of non-perishable inventories.

If we are unable to maintain effective internal control over financial reporting, if we identify any material weaknesses therein, if we are unsuccessful in our efforts to remediate any such material weakness, including the material weakness related to our non-perishable inventories described above, if our management is unable to report that our internal control over financial reporting is effective when required, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill. As of December 29, 2013, we had goodwill of approximately $368.1 million, which represented 31% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2011, 2012 and 2013, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile, and you may not be able to resell your shares at or above the price you paid for them or at all.

Prior to our IPO, there had been no public market for our common stock. An active public market for our common stock may not be sustained. If an active public market is not sustained, it may be difficult for you to sell your shares of our common stock at a price that is attractive to you, or at all. The price of our common stock in any such market may be higher or lower than the price that you paid.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. We had 147,616,560 shares of common stock outstanding as of December 29, 2013. Of these shares, an aggregate of 40,825,000 shares of common stock sold in our IPO and November 2013 offering by selling stockholders (referred to as our “November 2013 Offering”) are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended (referred to as the “Securities Act”). We, our officers and directors and the selling stockholders in our November 2013 Offering entered into lock-up agreements in connection with the November 2013 Offering that restrict transfers for a period of 90 days beginning on November 25, 2013, subject to certain exceptions. This 90-day period has been extended through March 17, 2014 as a result of our release of earnings results on February 27, 2014.

In addition, the stockholders agreement by and among us and holders of all of the outstanding shares of our common stock prior to our IPO (referred to as the “Stockholders Agreement”) limits the ability of current equity holders (other than the Apollo Funds) to sell their shares, subject to various exceptions, until October 31, 2014 (subject to a potential extension of up to 90 days). However, the Apollo Funds will have the ability to require us to register shares of our common stock held by them for resale, and our stockholders party to the stockholders agreement will also have the ability to participate in such registered offerings or to otherwise sell the same percentage of their shares of our common stock as the percentage of shares sold by the Apollo Funds in any such registered offering. We registered the shares offered by the selling stockholders in our November 2013 Offering pursuant to the exercise by the Apollo Funds of a demand registration right under the Stockholders Agreement. Subject to the foregoing, after the expiration of the restricted period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144.

We have registered all shares of common stock that we may issue under our incentive plans. They can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up arrangements described above.

Sales of common stock as restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In the future, we may also issue our securities in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock, which would result in dilution.

Our principal stockholders have substantial control over us and are able to influence corporate matters.

As of December 29, 2013, our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 54.6% of our outstanding common stock. In particular, as of December 29, 2013 the Apollo Funds beneficially owned, in the aggregate, approximately 38.2% of our outstanding common stock. As a result, these stockholders, acting together, or the Apollo Funds acting alone, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If we do not maintain adequate research coverage, or if any of the analysts who may cover us downgrade our stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 29, 2013, we had 167 stores located in eight states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Arizona	26	New Mexico	6
California	73	Oklahoma	4
Colorado	24	Texas	29
Nevada	2	Utah	3

In fiscal 2012, on a combined company basis, we opened 11 new stores, and we opened 19 new stores in fiscal 2013. As of the date of this Annual Report on Form 10-K, we have opened three stores in 2014, including our first store in Kansas and relocated one store in Texas bringing our total store count to 170.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 20 year term with four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. For fiscal 2013, we remodeled 12 stores, and for fiscal 2014, we plan to remodel approximately 15 stores.

As of December 29, 2013, we leased our two distribution warehouses, as well as our corporate office in Phoenix, Arizona, from unaffiliated third parties. Information about such facilities is set forth in the table below:

Facility	State	Square Footage*	Owned/Leased
Corporate Office	Arizona	43,000	Leased
Distribution Warehouse	Arizona	106,000	Leased
Distribution Warehouse	Texas	117,000	Leased

*	Rounded to the nearest 1,000 square feet

We believe our portfolio of long-term leases is a valuable asset supporting our retail operations, but we do not believe that any individual store property is material to our financial condition or results of operations.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. Prior to that date, there was no public market for our common stock. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market for each full quarterly period since our IPO.

	High	Low
2013
Third quarter	$46.31	$33.00
Fourth quarter	$49.45	$35.58

The closing price of our common stock as of February 24, 2014 was $35.93 per share, and the number of stockholders of record of our common stock as of February 24, 2013 was 530. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

Since we became a publicly traded company on August 1, 2013, we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our Credit Facility contains covenants that would restrict our ability to pay cash dividends.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

As of December 29, 2013, the following table shows the number of securities to be issued upon exercise of outstanding options under our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders(1)	405,279	$18.00	9,681,960
Equity Compensation Plans Not Approved by Stockholders(2)	10,447,394	$3.00	—

Total	10,852,673	$3.56	9,681,960

(1)	Represents our Sprouts Farmers Market, Inc. 2013 Incentive Plan (referred to as the “2013 Incentive Plan”).
(2)	Represents our Sprouts Farmers Markets, LLC Option Plan (referred to as the “2011 Option Plan”).

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 1, 2013 (the date our stock began trading on the Nasdaq Global Select Market) and December 29, 2013, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on August 1, 2013 was the closing sale price on that day of $40.11 per share and not the initial offering price to the public of $18.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Sprouts Farmers Market, Inc. under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

	Fiscal 2013(3)	Fiscal 2012(2)	Fiscal 2011(1)	Fiscal 2010(1)	Fiscal 2009(1)
	(dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$2,437,911	$1,794,823	$1,105,879	$516,816	$487,693
Cost of sales, buying and occupancy	1,712,644	1,264,514	794,905	366,947	346,310

Gross profit	725,267	530,309	310,974	149,869	141,383
Direct store expenses	496,183	368,323	238,245	114,463	106,373
Selling, general and administrative expenses	81,795	86,364	58,528	23,277	23,506
Amortization of Henry’s trade names and capitalized software	—	—	32,202	867	—
Store pre-opening costs	5,734	2,782	1,338	2,341	2,647
Store closure and exit costs	2,051	2,155	6,382	354	299

Income (loss) from operations	139,504	70,685	(25,721)	8,567	8,558
Interest expense	(37,203)	(35,488)	(19,813)	(681)	(582)
Other income	487	562	358	295	343
Loss on extinguishment of debt	(18,721)	(992)	—	—	—

Income (loss) before income taxes	84,067	34,767	(45,176)	8,181	8,319
Income tax (provision) benefit	(32,741)	(15,267)	17,731	(3,320)	(3,346)

Net income (loss)	$51,326	$19,500	$(27,445)	$4,861	$4,973

Per Share Data:
Net income (loss) per share—basic	$0.38	$0.16	$(0.28)	$0.08	$0.08
Net income (loss) per share—diluted	$0.37	$0.16	$(0.28)	$0.08	$0.08
Weighted average shares outstanding—basic	134,622	119,427	96,954	64,350	64,350
Weighted average shares outstanding—diluted	139,765	121,781	96,954	64,350	64,350

	Fiscal 2013	Fiscal 2012(2)	Fiscal 2011(1)	Fiscal 2010(1)	Fiscal 2009(1)
Pro forma comparable store sales growth(4)	10.7%	9.7%	5.1%	2.3%	2.6%
Pro forma stores at end of period	167	148	138	129	109

Other Operating Data:
Stores at beginning of period	148	103	43	40	36
Opened	19	9	7	3	4
Acquired	—	37	56	—	—
Closed	—	(1)	(3)	—	—
Stores at end of period	167	148	103	43	40
Gross square feet at end of period	4,582,743	4,064,888	2,721,430	1,035,841	949,627
Average store size at end of period (gross square feet)	27,442	27,465	26,422	24,089	23,741

	As of
	December 29, 2013	December 30, 2012(2)	January 1, 2012(1)	January 2, 2011(1)	January 3, 2010(1)
Balance Sheet Data
Cash and cash equivalents	$77,652	$67,211	$14,542	$4,918	$6,232
Total assets	1,172,404	1,103,236	761,646	232,636	220,818
Total capital and finance lease obligations, including current portion	119,572	107,639	75,409	8,248	7,967
Total long-term debt, including current portion	311,240	426,544	294,764	—	—
Total stockholders’ equity	513,771	386,755	267,453	156,660	157,932

(1)	Fiscal 2009, fiscal 2010 and the period from January 3, 2011 through April 18, 2011 reflect the sales and expenses directly attributable to Henry’s operations and include allocations of expenses from Henry’s previous parent company. These expenses were allocated to Henry’s on the basis that was considered to reflect fairly or reasonably the utilization of the services provided to, or the benefit obtained by, Henry’s. Historical financial statements for Henry’s prior to April 18, 2011 do not reflect the interest expense or debt Henry’s might have incurred if it had been a stand-alone entity. Additionally, we would have expected to incur other expenses not reflected in our historical financial statements prior to April 18, 2011, if Henry’s had operated as a stand-alone entity. Commencing on April 18, 2011, our consolidated financial statements also include the financial position, results of operations and cash flows of the business we operated prior to the acquisition of Henry’s (such prior business referred to as “Sprouts Arizona”).
(2)	For the period from April 18, 2011 to May 28, 2012 our consolidated financial statements include the financial position, results of operations and cash flows of Henry’s and Sprouts Arizona. Commencing on May 29, 2012, our consolidated financial statements also include the financial position, results of operations and cash flows of Sunflower. Fiscal 2012 included $19.5 million of expenses related to the acquisition and integration of Sunflower and Henry’s.
(3)	Fiscal 2013 selling, general and administrative expense included $3.2 million for IPO related bonuses and $2.0 million for expenses related to the November 2013 Offering.
(4)	Pro forma comparable store sales growth reflects comparable store sales growth calculated including stores acquired in the Transactions for all reported periods. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales on the day of closure. We include sales from an acquired store in comparable store sales on the later of (i) the day of acquisition or (ii) the first day of the 61st week following the store’s opening. We use pro forma comparable store sales to calculate pro forma comparable store sales growth.

Supplemental Pro Forma Data—Net Sales

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(dollars in thousands)
Net sales—actual	$2,437,911	$1,794,823	$1,105,879	$516,816	$487,693
Pro forma adjustments(a)	—	196,140	616,776	973,543	751,677

Pro forma net sales	$2,437,911	$1,990,963	$1,722,655	$1,490,359	$1,239,370

Pro forma comparable store sales growth(b)	10.7%	9.7%	5.1%	2.3%	2.6%

(a)	Pro forma adjustments reflect the net sales of Sprouts Arizona and Sunflower for all periods reported.
(b)	Pro forma comparable store sales growth is calculated including all stores acquired in the Transactions for all periods reported.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data,” “—Unaudited Supplemental Fiscal 2011 Pro Forma Information” and the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Business Overview

Sprouts Farmers Market is a high-growth, differentiated, specialty retailer of natural and organic food focusing on health and wellness at great value. We offer a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With fiscal 2013 net sales of $2.4 billion and 167 stores in eight states as of December 29, 2013, we are one of the largest specialty retailers of natural and organic food in the United States. As of February 27, 2013, we have grown to 170 stores in nine states (including our first store in Kansas). According to research conducted for us by Buxton Company, a customer analytics research firm, we have significant growth opportunities in existing and new markets across the United States with the potential for approximately 1,200 locations operating under our current format.

The cornerstones of our business are fresh, natural and organic products at compelling prices (which we refer to as “Healthy Living for Less”), an attractive and differentiated shopping experience, and knowledgeable team members who we believe provide best-in-class customer service and product education.

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with the Apollo Funds, and added 43 stores by merging with Henry’s and its Sun Harvest-brand stores. Our merger with Henry’s brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our IPO.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 12% or more annual new store growth for at least the next five years, including 22 to 24 planned new store openings in 2014, of which three have opened as of the date of this Annual Report on Form 10-K.

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

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2013, 2012 and 2011 were 52-week years ending on December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. We do not include sales taxes in net sales.

We monitor our pro forma comparable store sales growth to evaluate and identify trends in our sales performance. Pro forma comparable store sales growth reflects comparable store sales growth calculated including all stores acquired in the Transactions. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales beginning on the day of closure. We include sales from an acquired store in comparable store sales on the later of (i) the day of acquisition or (ii) the first day of the 61st week following the store’s opening. This practice may differ from the methods that other retailers use to calculate similar measures. We use pro forma comparable store sales to calculate pro forma comparable store sales growth. See “Unaudited Supplemental Fiscal 2012 Pro Forma Information” and “Unaudited Supplemental Fiscal 2011 Pro Forma Information” for a reconciliation of historical net sales to pro forma net sales.

Our net sales have increased substantially as a result of the Transactions. Net sales are also affected by store openings and closings and comparable store sales growth. Factors that influence comparable store sales growth and other sales trends include:

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

Store closure and exit costs

We recognize a reserve for future operating lease payments associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining non-cancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agent and existing economic conditions. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Changes in reserve estimates are classified as store closure and exit costs in the consolidated statements of operations. Store closure and exit costs in fiscal 2011 and fiscal 2012 consisted primarily of reserves to close redundant store locations and facilities following the Transactions. Store closure and exit costs in fiscal 2012 and fiscal 2013 also include adjustments to estimates recorded in fiscal 2012 and 2011.

Benefit (provision) for income taxes

Prior to the Henry’s Transaction, Henry’s was included in the consolidated federal and certain state income tax groups of its previous parent for income tax reporting purposes. Henry’s was not a separate taxpaying entity before the Henry’s Transaction. However, for the periods presented through the Henry’s Transaction, the consolidated financial statements have been prepared on the basis as if Henry’s prepared its tax returns and accounted for income taxes on a separate company basis. As a result of the Henry’s Transaction, for tax purposes, Henry’s was acquired in a taxable asset acquisition. The purchase price was allocated to all identifiable assets with the residual assigned to tax deductible goodwill. The resulting basis differences between the new tax values and historical amounts resulted in a deferred tax asset of $47.6 million being recorded through stockholders’ equity. See Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the tax deductibility of goodwill.

Since the Henry’s Transaction, our income tax (provision) benefit has been based on the new tax return filing group. Although we were structured as a limited liability company, we elected to be taxed as a corporation for income tax purposes. We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. See “—Factors Affecting Comparability of Result of Operations—Corporate Conversion.” The corporate conversion has not had a material impact on our results of operations, financial position or cash flows since we were treated as a corporation for income tax purposes prior to the conversion.

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

Factors Affecting Comparability of Results of Operations

Henry’s Transaction

Apollo held a controlling interest in Henry’s former parent prior to the Henry’s Transaction and continued to hold a controlling interest in the Company afterwards. Due to Apollo’s continued controlling interest, the Henry’s Transaction resulted in Henry’s financial statements becoming the financial statements of the Company, followed immediately by the acquisition by the Company of the Sprouts Farmers Market business. As a result, the Company was determined to be the accounting acquirer, effective April 18, 2011. Accordingly, the results of operations for fiscal 2010 and for the period from January 3, 2011 through April 18, 2011 reflect the sales and expenses directly attributable to Henry’s operations and allocations of direct expenses from Henry’s previous parent company. These expenses were allocated to Henry’s on the basis that was considered to reflect fairly or reasonably the utilization of the services provided to, or the benefit obtained by, Henry’s. Historical financial statements for Henry’s prior to April 18, 2011 do not reflect the interest expense Henry’s might have incurred if it had been a stand-alone entity. Additionally, we would have expected to incur other expenses, not reflected in our historical financial statements prior to April 18, 2011, if Henry’s were to operate as a stand-alone entity. Commencing on April 18, 2011, our consolidated financial statements also include the financial position, results of operations and cash flows of Sprouts Arizona.

Sunflower Transaction

In May 2012, we acquired Sunflower in the Sunflower Transaction. Commencing on May 29, 2012, our consolidated financial statements also include the financial position, results of operations and cash flows of Sunflower.

Pro Forma Information

The effects of the Transactions have a material effect on the comparability of our results of operations. Consequently, we have supplemented the comparative discussion of our results of operations for fiscal 2013 and fiscal 2012 and for fiscal 2011 with a comparative discussion of our historical results of operations on a pro forma basis for fiscal 2012 and fiscal 2011. In this discussion, pro forma statement of operations information for fiscal 2011 gives pro forma effect to the Transactions as if they were consummated on the first day of fiscal 2011, as set out in “—Unaudited Supplemental Fiscal 2011 Pro Forma Information” below. The unaudited supplemental pro forma information for fiscal 2011 was prepared in a manner comparable to the requirements of Article 11 of Regulation S-X, but does not comply with Article 11 in that Rule 11-02(c) of Article 11 does not allow for the presentation of pro forma condensed statements of operations prior to the most recent year. The unaudited supplemental pro forma information for fiscal 2011 reflects the impact of the Transactions using the assumptions set forth in the notes to the unaudited supplemental pro forma information for fiscal 2011. Pro forma statement of operations information for fiscal 2012 gives effect to the Sunflower Transaction as if it was consummated on the first day of fiscal 2012 as set out under “Pro Forma for the Sunflower Transaction” in “Unaudited Supplemental Fiscal 2012 Pro Forma Information.” This fiscal 2012 pro forma information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not include the impact of the April 2013 Refinancing, described below in “- Liquidity and Capital Resources”, or the IPO.

April 2013 Refinancing

In April 2013, we completed a transaction in which we refinanced our debt (the “April 2013 Refinancing”) and made a distribution to our equity and option holders, as further discussed in “—Liquidity and Capital Resources” below. The April 2013 Refinancing resulted in an increase in borrowings, a reduction in interest rate and the recording of a loss on extinguishment of debt.

Corporate Conversion

In connection with our IPO, on July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. As part of the corporate conversion, holders of membership interests of Sprouts Farmers Markets, LLC in the form of Class A and Class B units received 11 shares of our common stock for each unit held immediately prior to the corporate conversion, and options to purchase units became options to purchase 11 shares of our common stock for each unit underlying options outstanding immediately prior to the corporate conversion, at the same aggregate exercise price in effect prior to the corporate conversion. For the convenience of the reader, except where the context otherwise requires, information in this Annual Report on Form 10-K has been presented giving effect to the corporate conversion. The corporate conversion has not had a material impact on the comparability of our results of operations, since we were treated as a corporation for income tax purposes prior to the conversion.

IPO

On August 6, 2013, we completed our initial public offering of 21,275,000 shares of common stock of Sprouts Farmers Market, Inc., including 2,775,000 shares of common stock issued as a result of the exercise in full of the underwriters’ option to purchase additional shares, at a price of $18.00 per share. We sold 20,477,215 shares of common stock, including the additional shares, and certain stockholders sold the remaining 797,785 shares.

We received net proceeds from our IPO of approximately $344.1 million, after deducting underwriting discounts and offering expenses. We used the net proceeds to repay $340.0 million of outstanding indebtedness under the Term Loan and for general corporate purposes. We recorded a loss on extinguishment of debt related to the repayment.

Results of Operations for Fiscal 2013, 2012 and 2011

The following tables set forth our results of operations, unaudited supplemental pro forma information and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$2,437,911	$1,794,823	$1,105,879
Cost of sales, buying and occupancy	1,712,644	1,264,514	794,905

Gross profit	725,267	530,309	310,974
Direct store expenses	496,183	368,323	238,245
Selling, general and administrative expenses	81,795	86,364	58,528
Amortization of Henry’s trade names and capitalized software	—	—	32,202
Store pre-opening costs	5,734	2,782	1,338
Store closure and exit costs	2,051	2,155	6,382

Income (loss) from operations	139,504	70,685	(25,721)
Interest expense	(37,203)	(35,488)	(19,813)
Other income	487	562	358
Loss on extinguishment of debt	(18,721)	(992)	—

Income (loss) before income taxes	84,067	34,767	(45,176)
Income tax (provision) benefit	(32,741)	(15,267)	17,731

Net income (loss)	$51,326	$19,500	$(27,445)

	Fiscal 2012	Fiscal 2011
	(in thousands)
Unaudited Supplemental Pro Forma Information(1):
Net sales	$1,990,963	$1,722,655
Cost of sales, buying and occupancy	1,403,158	1,234,166

Gross profit	587,805	488,489
Direct store expenses	403,731	360,437
Selling, general and administrative expenses	91,611	83,077
Amortization of Henry’s trade names and capitalized software	—	32,202
Store pre-opening costs	5,218	5,009
Store closure and exit costs	2,214	7,009

Income from operations	85,031	755
Interest expense	(40,250)	(40,436)
Other income	649	643
Loss on extinguishment of debt	(992)	—

Income (loss) before income taxes	44,438	(39,038)
Income tax (provision) benefit	(19,912)	8,163

Net income (loss)	$24,526	$(30,875)

(1)	Unaudited supplemental pro forma information for fiscal 2011 gives effect to the Transactions as if they were consummated on the first day of fiscal 2011. See “—Unaudited Supplemental Fiscal 2011 Pro Forma Information” below for a presentation of historical financial information, adjusted to give pro forma effect to the Transactions using the assumptions set forth in the notes to the unaudited supplemental pro forma information for fiscal 2011. Unaudited supplemental pro forma information for fiscal 2012 gives effect to the Sunflower Transaction as if it were consummated on the first day of fiscal 2012 (but does not give effect to the April 2013 Refinancing or the IPO). See “Unaudited Supplemental Fiscal 2012 Pro Forma Information” for pro forma information for fiscal 2012 presented as “Pro Forma for Sunflower Transaction.”

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Other Operating Data:
Pro forma comparable store sales growth	10.7%	9.7%	5.1%
Stores at beginning of period	148	103	43
Opened	19	9	7
Acquired	—	37	56
Closed	—	(1)	(3)
Stores at end of period	167	148	103

Comparison of Fiscal 2013 to Fiscal 2012

Net sales

	Fiscal 2013	Fiscal 2012	Change	% Change
	(dollars in thousands)
Net sales	$2,437,911	$1,794,823	$643,088	36%
Pro forma net sales	2,437,911	1,990,963	446,948	22%
Comparable store sales growth	10.7%	9.7%

Net sales increased during 2013 as compared to 2012, primarily as a result of (i) stores added through the Sunflower Transaction in fiscal 2012, (ii) sales growth at stores operated prior to 2013 and (iii) new store openings.

Stores added through the Sunflower Transaction contributed $252.5 million, or 39%, of the increase in net sales for 2013. Net sales growth at stores operated prior to December 30, 2012 contributed $206.4 million, or 32% of the increase in net sales for 2013. New store openings during 2013 contributed $186.1 million, or 29%, of the increase in net sales during 2013. These increases were partially offset by $2.0 million of net sales related to a store closed in 2012.

Comparing 2013 to pro forma 2012, net sales increased primarily as a result of pro forma comparable store sales growth and new store openings. Pro forma comparable store sales growth of 10.7% during 2013 contributed $206.4 million, or 46% of the increase in pro forma net sales during 2013. New store openings during 2013 contributed $186.1 million, or 42%, of the increase in net sales during 2013. The remaining $54.4 million, or 12%, of the increase in net sales during 2013 was attributable to new store openings during fiscal 2012 not yet reflected in pro forma comparable store sales growth.

Cost of sales, buying and occupancy and gross profit

	Fiscal 2013	Fiscal 2012	Change	% Change
	(dollars in thousands)
As reported:
Net sales	$2,437,911	$1,794,823	$643,088	36%
Cost of sales, buying and occupancy	1,712,644	1,264,514	448,130	35%
Gross profit	725,267	530,309	194,958	37%
Gross margin	29.7%	29.5%	0.2%

Pro forma:
Net sales	$2,437,911	$1,990,963	$446,948	22%
Cost of sales, buying and occupancy	1,712,644	1,403,158	309,486	22%
Gross profit	725,267	587,805	137,462	23%
Gross margin	29.7%	29.5%	0.2%

Cost of sales, buying and occupancy increased during 2013 compared to 2012, primarily due to the increase in sales following the Sunflower Transaction, comparable store sales growth and new store openings, as discussed above. During 2013, gross profit increased $190.0 million as a result of increased sales volume and $5.0 million as a result of an increase in gross margin. Gross margin for 2013 increased 20 basis points. This improvement was driven by leverage in occupancy, promotional and buying costs. This leverage was partially offset by lower margins in produce driven by inflation in certain commodity items when compared to the exceptional produce growing season in 2012. In addition, we experienced lower margins in the vitamin, supplement and body care departments as a result of mark downs from merchandise alignment.

Comparing 2013 to pro forma 2012, cost of sales, buying and occupancy and gross margin increased primarily due to the factors noted above.

Direct store expenses

	Fiscal 2013	Fiscal 2012	Change	% Change
	(dollars in thousands)
As reported:
Direct store expenses	$496,183	$368,323	$127,860	35%
Percentage of net sales	20.4%	20.5%	(0.1)%

Pro forma:
Direct store expenses	$496,183	$403,731	$92,452	23%
Percentage of net sales	20.4%	20.3%	0.1%

Direct store expenses increased during 2013 compared to 2012, primarily due to $89.6 million of direct store expenses associated with additional stores we operated during 2013 related to the Sunflower Transaction and new store openings. Direct store expenses, as a percentage of net sales, decreased 10 basis points primarily related to a reduction in non-capitalizable store development costs as a percentage of sales.

Comparing 2013 to pro forma 2012, direct store expenses increased due to $39.6 million of direct store expenses associated with new store openings in 2013. The remainder of the increase is related to stores that were opened during or prior to 2012. Direct store expenses, as a percentage of net sales were relatively in-line compared to pro forma 2012, as we utilized the leverage in payroll to invest in store level compensation programs and to fund higher health care costs.

Selling, general and administrative expenses

	Fiscal 2013	Fiscal 2012	Change	% Change
	(dollars in thousands)
As reported:
Selling, general and administrative expenses	$81,795	$86,364	$(4,569)	-5%
Percentage of net sales	3.4%	4.8%	(1.4)%

Pro forma:
Selling, general and administrative expenses	$81,795	$91,611	$(9,816)	-11%
Percentage of net sales	3.4%	4.6%	(1.2)%

The decrease in selling, general and administrative expenses during 2013 includes a $19.5 million decrease in acquisition and integration costs and $2.7 million related to settlement of a tradename dispute recorded in 2012. These decreases were partially offset by $4.1 million in expenses related to technology initiatives, $3.2 million of bonuses paid in conjunction with our IPO, a $2.3 million increase in regional personnel and travel expenses related to increased store count, a $2.2 million increase in advertising expenses, $2.0 million of expenses related to our November 2013 secondary offering, including employer payroll taxes on options exercised, $1.0 million of IPO related expenses, $1.0 million of increased equity-based compensation and payroll taxes including expense related to the anti-dilution payments made in April 2013, $0.9 million in corporate payroll and benefits expenses and $0.5 million in legal settlements. Selling, general and administrative expenses decreased as a percentage of net sales during 2013 due to improved leverage of payroll and store advertising costs and the decrease in acquisition and integration costs described above.

Comparing 2013 to pro forma 2012, selling, general and administrative expenses decreased primarily due a $17.1 million decrease in acquisition and integration costs, $2.7 million decrease related to settlement of a tradename dispute recorded in 2012 and a $2.5 million decrease in administrative payroll and benefits related to synergies achieved from the integration of Sunflower.

These items were offset by the items discussed in the paragraph above. Selling, general and administrative expenses decreased as a percentage of net sales during 2013 due to improved leverage of payroll and store advertising costs and the decrease in acquisition and integration costs described above.

Store pre-opening costs

Store pre-opening costs increased to $5.7 million for 2013 from $2.8 million for 2012. Store pre-opening costs in 2013 primarily include pre-opening costs related to the 19 stores opened during that period and $0.5 million of expenses related to stores opening in early 2014. Store pre-opening costs for 2012 include pre-opening costs related to nine stores opened during that time period and $0.8 million for stores opened in 2013. Of those nine stores, two were stores acquired in the Sunflower Transaction, where a portion of the related pre-opening costs are reflected in the Sunflower pre-acquisition financial statements (and accordingly, in the pro forma pre-opening costs discussed below). The increase in store pre-opening costs in 2013 is due to the increased number of stores opened, increases related to opening stores in new markets which require additional pre-opening advertising, travel and team member training expenses, and certain pre-opening costs for stores opened in 2012 that were incurred in the Sunflower pre-acquisition financial statements. See pro forma pre-opening cost discussion below.

Store pre-opening costs increased to $5.7 million during 2013 compared to $5.2 million during pro forma 2012. Store pre-opening costs for 2013 are described above. Pro forma store pre-opening costs for 2012 include store pre-opening costs incurred by both us and Sunflower for the nine stores opened during that period. Seven stores were opened by us and two stores were opened by Sunflower prior to the Sunflower Transaction. Pre-opening costs recorded by Sunflower reflect higher store pre-opening rent incurred by Sunflower prior to the Sunflower Transaction due to early commencement dates for pre-combination leases. The increase in store pre-opening costs in 2013 is due to an increased number of store openings and increases related to opening stores in new markets as described above, offset by the impact of higher pre-opening costs incurred by Sunflower as described above.

Store closure and exit costs

Store closure and exit costs decreased to $2.1 million for 2013 from $2.2 million for 2012. Store closure and exit costs for 2013 include charges related to the closure of a former Sunflower warehouse, and adjustments to sublease estimates for stores and facilities already closed. Store closure and exit costs for 2012 include charges related to the closure of a former Sunflower administrative facility and one store offset by a $2.0 million favorable adjustment to our store closure reserve resulting from sublease rents in excess of original estimates and a $1.3 million favorable adjustment resulting from a lessor’s voluntary termination of a lease obligation previously reserved.

Comparing 2013 to pro forma 2012, store closure and exit costs decreased to $2.1 million for 2013 from $2.2 million for 2012, primarily due to the factors noted above.

Loss on extinguishment of debt

In 2013, we recorded a loss on extinguishment of debt totaling $18.7 million primarily related to the write-off of deferred financing costs and issue discount. These write-offs included $9.0 million related to the August 2013 pay down of debt using proceeds from our IPO, $8.2 million related to the April 2013 Refinancing and $1.0 million related to the December 2013 $40.0 million additional principal payment. Additionally, loss on extinguishment of debt includes $0.5 million related to the renewal of a financing lease.

We recorded a $1.0 million loss on extinguishment of debt related to the renewal of a financing lease during 2012.

Interest expense

Interest expense increased to $37.2 million for 2013 from $35.5 million for 2012, primarily as a result of increased interest expense related to capital and financing leases. These were partially offset by a reduction in the interest rates related to the April 2013 Refinancing, the August 2013 pay down on the Term Loan, and the May 2013 payoff of the Senior Subordinated Notes. See Note 7 “Long-Term Debt” to our unaudited consolidated financial statements.

Comparing 2013 to pro forma 2012, interest expense decreased to $37.2 million for 2013 from $40.3 million for 2012, primarily due to the factors noted above.

Income tax provision

Income tax provision increased to $32.7 million for 2013 from $15.3 million for 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.9% in 2013 from 43.9% in 2012 related to increased tax credits and charitable contributions for 2013 and the non-deductible transaction costs incurred in 2012 related to the Sunflower Transaction.

Comparing 2013 to pro forma 2012, income tax provision was $32.7 million for 2013 compared to income tax provision of $19.9 million for 2012, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.9% in 2013 from 44.8% in 2012 related to increased tax credits and charitable contributions for 2013 and the non-deductible transaction costs incurred in 2012 related to the Sunflower Transaction.

Net income

	Fiscal 2013	Fiscal 2012	Change	% Change
	(dollars in thousands)
As reported:
Net income	$51,326	$19,500	$31,826	163%
Percentage of sales	2.1%	1.1%	1.0%
Pro forma:
Net income	$51,326	$24,526	$26,800	109%
Percentage of sales	2.1%	1.2%	0.9%

Net income growth was attributable to strong business performance driven by comparable store sales and resulting operating leverage, strong performance of new stores opened, and reduced interest expense.

Unaudited Supplemental Fiscal 2012 Pro Forma Information

The comparability of our results of operations is affected for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by the Transactions. To supplement the discussion of our historical results of operations for fiscal 2013 and fiscal 2012, we have included unaudited supplemental pro forma condensed consolidated statement of operations information for fiscal 2012.

The following unaudited pro forma condensed consolidated financial information presents the unaudited pro forma condensed consolidated statement of operations for fiscal 2012 after giving effect to the Transactions and adjustments as described in the accompanying notes.

The unaudited pro forma condensed consolidated financial information includes our historical results of operations and the results of operations of Sunflower, after giving pro forma effect to:

•	the Sunflower Transaction and the related financing, presented as “Pro Forma for Sunflower Transaction” in the unaudited pro forma condensed consolidated statement of operations.

The unaudited pro forma condensed consolidated statement of operations for fiscal 2012 reflects the Sunflower Transaction as if it occurred on January 2, 2012, the first day of fiscal 2012.

The historical financial information has been adjusted to give pro forma effect to events that are directly attributable to the Sunflower Transaction, have an ongoing effect on our statement of operations and are factually supportable. Our unaudited pro forma condensed consolidated financial information and explanatory notes present how our financial statements may have appeared had the business actually been combined and had our capital structure reflected the above transaction as of the dates noted above. The unaudited pro forma condensed consolidated statement of operations shows the impact on the combined statement of operations of the acquisition method of accounting under Financial Accounting Standards Board ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess purchase price over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill.

The unaudited pro forma condensed consolidated financial information was prepared in accordance with Article 11 of Regulation S-X, using the assumptions set forth in the notes to the unaudited pro forma condensed consolidated financial information. The following unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and does not purport to reflect the results the consolidated company may achieve in future periods or the historical results that would have been obtained had the above transaction been completed as of January 2, 2012. The unaudited pro forma condensed consolidated financial information also does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Sunflower Transaction. Furthermore, the unaudited pro forma condensed consolidated statement of operations does not include certain nonrecurring charges and the related tax effects which result directly from the Sunflower Transaction as described in the notes to the unaudited pro forma condensed consolidated financial information.

The unaudited pro forma condensed consolidated financial information is derived from and should be read in conjunction with our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

SPROUTS FARMERS MARKET, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Fiscal Year Ended December 30, 2012

(in thousands, except per share amounts)

			Pro Forma Adjustments for
	Historical Sprouts Farmers Market, Inc.(1)	Historical Sunflower(1)	Sunflower Fiscal Period Alignment(2)	Sunflower Transaction(2)	Notes		Pro Forma for Sunflower Transaction(2)
Net sales	$1,794,823	$197,612	$(1,472)	$—			$1,990,963
Cost of sales, buying and occupancy	1,264,514	138,880	(1,011)	775	(2	)(a)	1,403,158

Gross profit	530,309	58,732	(461)	(775)			587,805
Direct store expenses	368,323	35,956	(287)	(261)	(2	)(b)	403,731
Selling, general and administrative expenses	86,364	13,386	(90)	(8,049)	(2	)(c)	91,611
Store pre-opening costs	2,782	2,450	(14)	—			5,218
Store closure and exit costs	2,155	59	—	—			2,214

Income from operations	70,685	6,881	(70)	7,535			85,031
Interest expense	(35,488)	(2,019)	14	(2,757)	(2	)(d)	(40,250)
Other income	562	88	(1)	—			649
Loss on extinguishment of debt	(992)	—	—	—			(992)

Income before income taxes	34,767	4,950	(57)	4,778			44,438
Income tax (provision) benefit	(15,267)	(2,796)	14	(1,863)	(2	)(e)	(19,912)

Net income	$19,500	$2,154	$(43)	$2,915			$24,526

Per Share Information:
Net income—basic	$0.16				(2	)(f)	$0.20
Net income—diluted	$0.16				(2	)(f)	$0.19

Weighted Average Shares:
Basic	119,427				(2	)(f)	125,510
Diluted	121,781				(2	)(f)	127,864

The accompanying notes are an integral part of, and should be read together with, this unaudited pro forma condensed consolidated financial information.

SPROUTS FARMERS MARKET, INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

1. Basis of Presentation and Description of Transactions

Effective May 29, 2012, we acquired all of the outstanding common and preferred stock of Sunflower in the Sunflower Transaction, a transaction accounted for as a business combination, which was financed through the issuance of debt and 14.9 million of our shares. For further information about the Sunflower Transaction, see Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The historical Sprouts Farmers Market, Inc. results of operations for fiscal 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical Sunflower results of operations for the period January 1, 2012 to May 28, 2012, were derived from the Sunflower pre-combination unaudited financial statements not included in this Annual Report on Form 10-K. Certain amounts from the Sunflower pre-combination unaudited financial statements have been reclassified to conform to our presentation.

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations—Fiscal 2012

Sunflower’s fiscal 2012 commenced one day earlier than our fiscal 2012. Pro forma adjustments for Sunflower Fiscal Period Alignment reflect the pro forma impact of deducting one day from the historical Sunflower results of operations. Additional pro forma adjustments for the Sunflower Transaction consist of the following:

(a) Reflects pro forma adjustments attributable to the application of acquisition accounting to the Sunflower Transaction comprised of (i) a $0.7 million increase in rent expense, resulting principally from straight-line adjustments to rent expense as a result of the new basis in the acquired Sunflower leases as of the acquisition date and (ii) a $0.1 million net increase in amortization expense related to the fair value of favorable lease intangible assets and unfavorable lease liabilities recognized in the Sunflower Transaction. Management has assumed a weighted average useful life of 11.6 years for amortization of favorable and unfavorable leases in arriving at the pro forma amortization adjustment.

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

(d) In May 2012, we borrowed an additional $100.0 million, net of $0.5 million in financing fees and $2.7 million of issue discount, under our Former Term Loan and received net proceeds of $35.0 million from the issuance of our 10% Senior Subordinated Promissory Notes due 2019 (referred to as the “Notes”) to finance the Sunflower Transaction. The pro forma adjustment represents (i) the incremental interest expense of $4.0 million from our variable rate Former Term Loan and Notes, including amortization of issue discount and deferred financing fees, based on an interest rate of 6% in effect for the Former Term Loan and 10% for the Notes, (ii) the reversal of historical Sunflower interest expense of $0.9 million, as the pre-combination Sunflower debt was paid off in connection with the Sunflower Transaction, and (iii) a decrease in interest of $0.4 million resulting from the new basis in Sunflower finance and capital lease obligations acquired in the Sunflower Transaction. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $0.1 million for the year ended December 30, 2012.

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

Comparison of Fiscal 2012 to Fiscal 2011

Net sales

	Fiscal 2012	Fiscal 2011	Change	% Change
	(dollars in thousands)
Net sales	$1,794,823	$1,105,879	$688,944	62%
Pro forma net sales	1,990,963	1,722,655	268,308	16%
Pro forma comparable store sales growth	9.7%	5.1%

Net sales increased during fiscal 2012 primarily as a result of (i) stores added through the Sunflower Transaction in fiscal 2012 (net of closures), (ii) incremental sales from stores added through the Henry’s Transaction in fiscal 2011 as a result of operating for a full year in fiscal 2012, (iii) new store openings and (iv) sales growth at stores operated prior to fiscal 2011.

Stores added through the Transactions contributed $514.7 million, or 75%, of the increase in net sales during fiscal 2012. Stores acquired in the Sunflower Transaction contributed $280.3 million in net sales during fiscal 2012 and stores acquired in the Henry’s Transaction contributed an incremental $234.4 million in net sales during fiscal 2012 compared to fiscal 2011.

New store openings during fiscal 2012 contributed $52.2 million, or 8%, of the increase in net sales during fiscal 2012. New store openings during fiscal 2011 contributed an incremental $49.6 million, or 7%, of the increase in net sales during fiscal 2012 compared to fiscal 2011. The remaining $72.4 million, or 10%, of the increase in net sales during fiscal 2012 resulted from net sales growth at stores operated prior to fiscal 2011.

On a pro forma basis, net sales increased during fiscal 2012 primarily as a result of fiscal 2012 pro forma comparable store sales growth and new store openings during fiscal 2012. Pro forma comparable store sales growth of 9.7% during fiscal 2012 contributed $161.7 million, or 60%, of the increase in pro forma net sales during fiscal 2012. New store openings during fiscal 2012 contributed $64.9 million, or 24%, of the increase in pro forma net sales during fiscal 2012. The remaining $41.7 million, or 16%, of the increase in pro forma net sales during fiscal 2012 was attributable to new store openings during fiscal 2011 not yet reflected in pro forma comparable store sales growth.

Cost of sales, buying and occupancy and gross profit

	Fiscal 2012	Fiscal 2011	Change	% Change
	(dollars in thousands)
As reported:
Net sales	$1,794,823	$1,105,879	$688,944	62%
Cost of sales, buying and occupancy	1,264,514	794,905	469,609	59%
Gross profit	530,309	310,974	219,335	71%
Gross margin	29.5%	28.1%	1.4%
Pro forma:
Net sales	$1,990,963	$1,722,655	$268,308	16%
Cost of sales, buying and occupancy	1,403,158	1,234,166	168,992	14%
Gross profit	587,805	488,489	99,316	20%
Gross margin	29.5%	28.4%	1.1%

Cost of sales, buying and occupancy increased during fiscal 2012 primarily due to the increase in sales following the Transactions, new store openings and sales growth, as discussed above. During fiscal 2012, gross profit increased $193.7 million as a result of increased sales volume and $25.6 million as a result of improved gross margin. The 140 basis point increase in gross margin during fiscal 2012 reflects (i) produce cost deflation in the first half of 2012, (ii) synergies from integration of the Transactions, including consolidation of certain buying costs, and (iii) improved leverage of occupancy costs, principally resulting from comparable store sales growth.

On a pro forma basis, cost of sales, buying and occupancy increased during fiscal 2012 primarily due to the increase in pro forma net sales, driven by pro forma comparable store sales growth and new store openings. During fiscal 2012, pro forma gross profit increased $76.1 million as a result of increased pro forma sales volume and $23.2 million as a result of improved pro forma gross margin. The 110 basis point increase in pro forma gross margin during fiscal 2012 reflects produce cost deflation in the first half of fiscal 2012, synergies realized following the Transactions and improved leverage of occupancy costs as a result of pro forma comparable store sales growth.

Direct store expenses

	Fiscal 2012	Fiscal 2011	Change	% Change
	(dollars in thousands)
As reported:
Direct store expenses	$368,323	$238,245	$130,078	55%
Percentage of net sales	20.5%	21.5%	(1.0)%
Pro forma:
Direct store expenses	$403,731	$360,437	$43,294	12%
Percentage of net sales	20.3%	20.9%	(0.6)%

Direct store expenses increased during fiscal 2012 primarily due to the additional stores we operated during 2012 following the Transactions (net of closures) and new store openings. Direct store expenses increased $70.5 million during fiscal 2012 as a result of the additional stores we operated during fiscal 2012 related to the Sunflower Transaction and new store openings in 2012. The remainder of the change relates to stores opened during or prior to 2011 and the effect of a full year of expenses for the stores acquired in the Henry’s Transaction. This increase was partially offset by a 100 basis point improvement in direct store expenses as a percentage of net sales, primarily due to (i) the alignment of store payroll and benefit policies following the Transactions, (ii) economies of scale with respect to certain benefit costs and (iii) improved leverage of store payroll expenses resulting from comparable store sales growth. These factors were partially offset by a $2.7 million loss on asset disposals during fiscal 2012.

On a pro forma basis, direct store expenses increased during fiscal 2012 primarily due to new store openings. Pro forma direct store expenses increased $18.5 million during fiscal 2012 as a result of new store openings. This increase was partially offset by a 60 basis point improvement in pro forma direct store expenses as a percentage of pro forma net sales primarily as a result of the effects of the alignment of store payroll and benefit policies and economies of scale with respect to certain benefit costs following the Transactions and improved leverage of store payroll expenses resulting from pro forma comparable store sales growth.

Selling, general and administrative expenses

	Fiscal 2012	Fiscal 2011	Change	% Change
	(dollars in thousands)
As reported:
Selling, general and administrative expenses	$86,364	$58,528	$27,836	48%
Percentage of net sales	4.8%	5.3%	(0.5)%
Pro forma:
Selling, general and administrative expenses	$91,611	$83,077	$8,534	10%
Percentage of net sales	4.6%	4.8%	(0.2)%

The increase in selling, general and administrative expenses during fiscal 2012 includes (i) a $10.1 million increase in transaction and acquisition integration costs to $20.4 million, (ii) a $2.7 million legal settlement related to a trade name dispute, (iii) a $0.6 million loss on disposal of assets related to the disposal of equipment purchased in the Sunflower Transaction and (iv) incremental operating expenses following the Transactions. These factors were partially offset by synergies achieved from integration of the Transactions.

Selling, general and administrative expenses decreased as a percentage of net sales during fiscal 2012 primarily due to improved leverage of fixed selling, general and administrative expenses,

primarily as a result of comparable store sales growth, new store openings and synergies achieved from integration of the Transactions. These factors were partially offset by the $10.1 million increase in acquisition integration costs and the $2.7 million legal settlement in fiscal 2012.

On a pro forma basis, selling, general and administrative expenses increased during fiscal 2012 primarily due to (i) a $12.5 million increase in acquisition integration costs to $17.1 million, (ii) a $2.7 million legal settlement in fiscal 2012 and (iii) a $0.6 million loss on disposal of assets related to the disposal of equipment purchased in the Sunflower Transaction, partially offset by synergies achieved from integration of the Transactions and a $1.2 million write-off of capitalized software that was recorded in fiscal 2011. Pro forma selling, general and administrative expenses decreased as a percentage of pro forma net sales during fiscal 2012 primarily due to improved leverage of fixed selling, general and administrative expenses as a result of pro forma comparable store sales growth and synergies achieved from integration of the Transactions. These factors were partially offset by the $12.5 million increase in acquisition integration costs and the $2.7 million legal settlement in fiscal 2012.

Amortization of Henry’s trade names and capitalized software

In connection with the Henry’s Transaction and planned re-branding of Henry’s stores, the estimated useful lives of the Henry’s trade names and certain capitalized software were re-evaluated and amortization was accelerated. Amortization of Henry’s trade names and capitalized software totaled $32.2 million in fiscal 2011 and the assets were fully amortized by January 1, 2012.

Store pre-opening costs

	Fiscal 2012	Fiscal 2011	Change	% Change
	(dollars in thousands)
As reported:
Store pre-opening costs	$2,782	$1,338	$1,444	108%
Number of openings	9	7
Avg. pre-opening cost per store opened	$309	$191
Pro forma:
Store pre-opening costs	$5,218	$5,009	$209	4.2%
Number of openings, as reported	9	7
Pre-combination openings	2	6

Pro forma openings	11	13
Avg. pre-opening cost per store opened	$474	$385

Store pre-opening costs increased to $2.8 million during fiscal 2012 from $1.3 million during fiscal 2011. We opened nine stores in fiscal 2012 compared to seven stores in fiscal 2011, resulting in average store pre-opening costs of approximately $309,000 per store in fiscal 2012 compared to $191,000 per store in fiscal 2011. Average store pre-opening costs increased in fiscal 2012 primarily because a portion of fiscal 2011 store pre-opening costs were incurred by Sprouts Arizona prior to the Henry’s Transaction.

On a pro forma basis, store pre-opening costs increased to $5.2 million, or $474,000 per opening, during fiscal 2012 from $5.0 million, or $385,000 per opening, during fiscal 2011. Pro forma store pre-opening costs for fiscal 2011 and fiscal 2012 reflect the higher store pre-opening rent incurred by Sunflower prior to the Sunflower Transaction due to early commencement dates for pre-combination Sunflower leases.

Store closure and exit costs

Store closure and exit costs decreased to $2.2 million during fiscal 2012 from $6.4 million during fiscal 2011, primarily as a result of (i) a $2.0 million favorable adjustment to our store closure reserve resulting from sublease rents in excess of original estimates, (ii) a $1.3 million favorable adjustment resulting from a lessor’s voluntary termination of a lease obligation previously reserved and (iii) a reduction in closures. One store and Sunflower’s corporate office were closed following the Sunflower Transaction in fiscal 2012 and three stores and the Henry’s corporate office were closed following the Henry’s Transaction in fiscal 2011.

On a pro forma basis, store closure and exit costs decreased to $2.2 million during fiscal 2012 from $7.0 million during fiscal 2011, primarily for the same factors noted above, as well as a decrease in Sunflower’s pre-combination store closure and exit costs from $627,000 in fiscal 2011 to $59,000 in fiscal 2012.

Interest expense

Interest expense increased to $35.5 million during fiscal 2012 from $19.8 million in fiscal 2011, primarily as a result of (i) $6.5 million of incremental interest expense resulting from the effect of a full year of borrowings associated with the Henry’s Transaction in fiscal 2012, (ii) $6.1 million of interest on incremental borrowings associated with the Sunflower Transaction and (iii) interest on financing leases associated with leases acquired in the Transactions and new store openings.

In April 2011, we borrowed $310.0 million, net of $2.7 million in financing fees and $14.0 million of issue discount under the Former Term Loan to finance the Henry’s Transaction. In May 2012, we borrowed an additional $100.0 million, net of $0.5 million in financing fees and $2.7 million of issue discount under the Former Term Loan, and received proceeds of $35.0 million from the issuance of 10% Senior Subordinated Promissory Notes due 2019 (referred to as the “Notes”) to finance the Sunflower Transaction. We also borrowed and repaid $23.0 million and $3.0 million under our Former Revolving Credit Facility in fiscal 2011 and fiscal 2012, respectively. See “—Liquidity and Capital Resources.”

On a pro forma basis, interest expense decreased to $40.3 million during fiscal 2012 from $40.4 million during fiscal 2011.

Loss on extinguishment of debt

We recorded a $1.0 million loss on extinguishment of debt in fiscal 2012 as a result of the renegotiation of a store lease that was classified as a financing lease obligation.

Income tax (provision) benefit

Income tax provision was $15.3 million during fiscal 2012 compared to an income tax benefit of $17.7 million during fiscal 2011, primarily as a result of income before tax during fiscal 2012 compared to a loss before tax during fiscal 2011. Our effective income tax rate increased to 43.9% during fiscal 2012 from 39.2% during fiscal 2011, primarily as a result of non-deductible transaction costs during fiscal 2012.

On a pro forma basis, income tax provision was $19.9 million during fiscal 2012 compared to a pro forma income tax benefit of $8.2 million during fiscal 2011, primarily as a result of pro forma income before tax during fiscal 2012 compared to a pro forma loss before tax during fiscal 2011. Our pro forma effective income tax rate increased to 44.8% during fiscal 2012 from 20.9% in fiscal 2011, reflecting non-deductible transaction costs incurred by us and Sunflower during fiscal 2012, and no tax benefit resulting from pre-combination losses incurred by Sprouts Arizona during fiscal 2011 as a result of Sprouts Arizona pass-through status prior to the Henry’s Transaction.

Net income (loss)

	Fiscal 2012	Fiscal 2011	Change	% Change
	(dollars in thousands)
As reported:
Net income (loss)	$19,500	$(27,445)	$46,945	171%
Percentage of sales	1.1%	(2.5)%	3.6%
Pro forma:
Net income (loss)	$24,526	$(30,875)	$55,401	179%
Percentage of sales	1.2%	(1.8)%	3.0%

We reported net income of $19.5 million during fiscal 2012 compared to a net loss of $27.4 million in fiscal 2011. This improvement in net income was primarily due to (i) a $219.3 million increase in gross profit attributable to the increased sales volumes following the Transactions, new store openings and comparable store sales growth, as well as produce cost deflation in the first half of fiscal 2012, as described above, (ii) $32.2 million of accelerated amortization of Henry’s trade names and capitalized software recorded in fiscal 2011, which did not recur in fiscal 2012, and (iii) synergies achieved in the Transactions. These factors were partially offset by (i) a $130.1 million increase in direct store expenses, primarily as a result of the increase in our store base, (ii) a $27.8 million increase in selling, general and administrative expenses, primarily due to acquisition and integration costs, (iii) a $15.7 million increase in interest expense and (iv) a $33.0 million increase in income tax (provision) benefit.

On a pro forma basis, net income increased to $24.5 million during fiscal 2012 compared to a net loss of $30.9 million in fiscal 2011. This improvement in net income was primarily due to (i) a $99.3 million increase in pro forma gross profit attributable to the increased sales volumes resulting from new store openings and pro forma comparable store sales growth, as well as produce cost deflation in the first half of fiscal 2012, as described above and (ii) $32.2 million of accelerated amortization of Henry’s trade names and capitalized software recorded in fiscal 2011, which did not recur in fiscal 2012. These factors were partially offset by (i) a $43.3 million increase in pro forma direct store expenses due to new store openings, (ii) a $28.1 million increase in pro forma income tax (provision) benefit, and (iii) an $8.5 million increase in pro forma selling, general and administrative expenses, primarily due to acquisition integration costs, as described above.

Unaudited Supplemental Fiscal 2011 Pro Forma Information

The comparability of our results of operations is affected for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by the Transactions. To supplement the discussion of our historical results of operations for fiscal 2012 and fiscal 2011, we have included unaudited supplemental pro forma condensed consolidated statement of operations information for fiscal 2011. The unaudited supplemental pro forma condensed consolidated statement of operations for fiscal 2011 includes our historical results of operations and the results of operations of Sprouts Arizona and Sunflower, after giving pro forma effect to the Transactions and the related financing obtained for the Transactions as if they had been consummated on the first day of fiscal 2011.

The historical financial information has been adjusted to give pro forma effect to events that are directly attributable to the Transactions, have an ongoing effect on our results of operations and are factually supportable. The supplemental pro forma information and explanatory notes for fiscal 2011 present how our financial statements may have appeared had the businesses actually been combined as of the date noted above. The supplemental pro forma information for fiscal 2011 shows the impact on the combined statement of operations of the acquisition method of accounting under Financial

Accounting Standards Board ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess purchase price over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill.

The unaudited supplemental pro forma information for fiscal 2011 was prepared in a manner comparable to the requirements of Article 11 of Regulation S-X, but does not comply with Article 11 in that Rule 11-02(c) of Article 11 does not allow for the presentation of pro forma condensed statements of operations prior to the most recent year. The unaudited supplemental pro forma information for fiscal 2011 reflects the impact of the Transactions using the assumptions set forth in the notes to the unaudited supplemental pro forma information for fiscal 2011. The following unaudited supplemental pro forma information for fiscal 2011 is presented for illustrative purposes only and does not purport to reflect the results the consolidated company may achieve in future periods or the historical results that would have been obtained had the combined businesses been operating as a consolidated company during the relevant period presented. The unaudited supplemental pro forma information for fiscal 2011 also does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Transactions. Furthermore, the unaudited supplemental pro forma information for fiscal 2011 does not include certain nonrecurring charges and the related tax effects which result directly from the Transactions as described in the notes to the unaudited supplemental pro forma information for fiscal 2011.

The unaudited supplemental fiscal 2011 pro forma information is derived from and should be read in conjunction with the historical financial statements and related notes included in our prospectus dated November 25, 2013, filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on November 27, 2013 (referred to as the “November 2013 Prospectus”).

SPROUTS FARMERS MARKET, INC.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR FISCAL 2011

(in thousands)

	Historical Sprouts Farmers Market, Inc.(1)	Historical Sprouts Arizona(1)	Historical Sunflower(1)	Pro Forma Adjustments for Fiscal Period Alignment(2)	Pro Forma Adjustments for the Transactions(2)	Notes		Supplemental Pro Forma Sprouts Farmers Market, Inc.
Net sales	$1,105,879	$220,913	$406,710	$(10,847)	$—			$1,722,655
Cost of sales, buying and occupancy	794,905	153,123	292,730	(7,868)	1,276	(2	)(a)	1,234,166

Gross profit	310,974	67,790	113,980	(2,979)	(1,276)			488,489
Direct store expenses	238,245	45,165	79,570	(2,232)	(311)	(2	)(b)	360,437
Selling, general and administrative expenses	58,528	46,207	21,844	(1,024)	(42,478)	(2	)(c)	83,077
Amortization of Henry’s trade names and capitalized software	32,202	—	—	—	—			32,202
Store pre-opening costs	1,338	730	2,997	(56)	—			5,009
Store closure and exit costs	6,382	—	627	—	—			7,009

Income (loss) from operations	(25,721)	(24,312)	8,942	333	41,513			755
Interest expense	(19,813)	(3,823)	(5,101)	144	(11,843)	(2	)(d)	(40,436)
Other income	358	49	238	(2)	—			643

Income (loss) before income taxes	(45,176)	(28,086)	4,079	475	29,670			(39,038)
Income tax (provision) benefit	17,731	(70)	2,148	14	(11,660)	(2	)(e)	8,163

Net income (loss)	$(27,445)	$(28,156)	$6,227	$489	$18,010			$(30,875)

SPROUTS FARMERS MARKET, INC.

NOTES TO UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED

CONSOLIDATED STATEMENT OF OPERATIONS

1. Basis of Presentation and Description of Transactions

On April 19, 2011, we completed the Henry’s Transaction, in which we issued debt and 110.0 million of our shares to finance the merger of Sprouts Arizona and Henry’s in which Henry’s was the accounting acquirer. Effective May 29, 2012, we completed the Sunflower Transaction, in which we acquired the outstanding common and preferred stock of Sunflower in a transaction financed through the issuance of debt and 14.9 million of our shares. For further information about the Transactions, which were accounted for as business combinations, see Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The historical Sprouts Farmers Market, Inc. results of operations for fiscal 2011 are derived from our audited consolidated financial statements included in the November 2013 Prospectus. The historical Sprouts Arizona results of operations for the period from December 27, 2010 to April 18, 2011, were derived from the Sprouts Arizona pre-combination audited financial statements included in the November 2013 Prospectus. The historical Sunflower results of operations for fiscal 2011 were derived from the Sunflower pre-combination audited financial statements included in the November 2013 Prospectus.

The unaudited supplemental pro forma information for fiscal 2011 was prepared in a manner comparable to the requirements of Article 11 of Regulation S-X, but does not comply with Article 11 in that Rule 11-02(c) of Article 11 does not allow for the presentation of pro forma condensed statements of operations prior to the most recent year.

Certain amounts from the Sunflower pre-combination audited financial statements have been reclassified to conform to our presentation.

2. Supplemental Pro Forma Sprouts Farmers Market, Inc.

The historical financial information has been adjusted to give pro forma effect to events that are (i) directly attributable to the Transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results, as if the Transactions occurred on the first day of fiscal 2011 (referred to as “Pro Forma Adjustments for the Transactions”).

Sprouts Arizona’s fiscal 2011 commenced five days earlier than our fiscal 2011. Pro forma adjustments for Fiscal Period Alignment reflect the estimated pro forma impacts to align the starting date of the historical Sprouts Arizona results of operations to our starting date for fiscal 2011. Additional pro forma adjustments for the Transactions consist of the following:

(a) Reflects pro forma adjustments attributable to the application of acquisition accounting to the Transactions comprised of (i) a $2.0 million increase in rent expense, resulting principally from straight-line adjustments to rent expense as a result of the new basis in the acquired leases as of the acquisition date and (ii) a $0.7 million net decrease in amortization expense related to the fair value of favorable lease intangible assets and unfavorable lease liabilities recognized in the Transactions. Management has assumed a weighted average useful life of 12.2 years for favorable and unfavorable leases in arriving at the pro forma amortization adjustment.

(b) Reflects pro forma adjustments to historical Sprouts Arizona and Sunflower depreciation related to the fair value of acquired buildings, leasehold improvements and furniture, fixtures and equipment, which are being amortized and depreciated over their estimated useful lives on a straight-line basis.

Management has assumed weighted average useful lives of 37.4 years, 8.0 years and 5.0 years for buildings, leasehold improvements and furniture, fixtures and equipment, respectively, in arriving at the pro forma depreciation adjustments.

(c) Reflects costs associated with the Transactions, which have been excluded from pro forma results due to the absence of a continuing effect on our business. These costs consist of (i) $5.9 million of transaction expenses we incurred in 2011 in connection with the Henry’s Transaction, consisting primarily of professional fees, (ii) a $24.6 million termination fee and $1.4 million of fees paid by Sprouts Arizona to its previous manager prior to the Henry’s Transaction and recorded in Sprouts Arizona’s pre-combination financial statements, (iii) $6.9 million of transaction costs, consisting primarily of professional fees, recorded in Sprouts Arizona’s pre-combination financial statements, and (iv) $3.3 million of payments and equity-based compensation expense associated with a change in control recorded in Sprouts Arizona’s historical pre-combination financial statements. The pro forma adjustment also includes (i) a decrease of $0.6 million to historical depreciation related to the fair value of acquired furniture and fixtures used for general and administrative purposes, which are being depreciated over their estimated useful lives on a straight-line basis, and (ii) an increase of $0.2 million to historical amortization expense associated with the Sunflower trade name. Management has assumed weighted average useful lives of 3.9 years for the acquired furniture and fixtures and ten years for the Sunflower trade name in arriving at the pro forma depreciation and amortization amount.

(d) In April 2011, we borrowed $310.0 million, net of $2.7 million in financing fees and $14.0 million of issue discount under the Former Term Loan to finance the Henry’s Transaction. In May 2012, we borrowed an additional $100.0 million, net of $0.5 million in financing fees and $2.7 million of issue discount under the Former Term Loan, and received net proceeds of $35.0 million from the issuance of the Notes to finance the Sunflower Transaction. The pro forma adjustment represents (i) the incremental interest expense of $15.9 million from our Former Term Loan and the Notes, including amortization of issue discount and deferred financing fees of $1.2 million, based on an interest rate of 6.0% in effect for our Former Term Loan, (ii) the reversal of historical Sprouts Arizona and Sunflower interest expense of $3.4 million, as the pre-combination Sprouts Arizona and Sunflower debt was paid off in connection with the Transactions, and (iii) a decrease in interest expense of $0.7 million resulting from the new basis in the Sprouts Arizona and Sunflower finance and capital lease obligations acquired in the Transactions. A one-eighth percentage increase (decrease) in the interest rate on our Former Term Loan would increase (decrease) interest expense by $0.5 million for fiscal 2011.

(e) The pro forma adjustment to income tax (provision) benefit is derived by applying a blended federal and state statutory tax rate of 39.3% to the above pro forma adjustments.

Quarterly Financial Data

The following table sets forth certain of our unaudited consolidated statements of operations data for each of the fiscal quarters in the fiscal years 2013 and 2012.

	Thirteen weeks ended
	April 1, 2012(1)	July 1, 2012(2)	September 30, 2012(3)	December 30, 2012(4)	March 31, 2013(5)	June 30, 2013(6)	September 29, 2013(7)	December 29, 2013(8)
Net sales	$375,720	$430,112	$510,050	$478,941	$573,694	$622,367	$633,614	$608,236
Gross profit	$116,787	$130,731	$146,409	$136,382	$173,920	$187,027	$190,105	$174,215
Income from operations	$24,233	$17,652	$13,295	$15,505	$40,046	$40,078	$36,681	$22,699
Net income	$9,546	$5,306	$1,307	$3,341	$18,117	$12,468	$11,461	$9,280
Net income per share:
Basic	$0.09	$0.05	$0.01	$0.03	$0.14	$0.10	$0.08	$0.06
Diluted	$0.09	$0.05	$0.01	$0.03	$0.14	$0.10	$0.08	$0.06

(1)	Period does not include results of operations for Sunflower stores acquired in May 2012.
(2)	Period includes results of operations of Sunflower stores commencing on May 29, 2012. The period also included $7.6 million of acquisition and integration costs related to the Sunflower Transaction.
(3)	Period includes $5.6 million of acquisition and integration costs related to the Sunflower Transaction, $2.3 million of store closure and exit costs for reserve for one store closed during period, $1.0 million for loss on extinguishment of debt related to renewal of a financing lease and $0.6 million loss on disposal of used assets.
(4)	Period includes $4.1 million of expense for integration costs related to the Sunflower Transaction and a benefit to store closure and exit costs of $1.4 million for a landlord’s voluntary release of a liability related to a previously closed store.
(5)	Period includes $0.8 million of store closure and exit costs primarily related to the closure of the former Sunflower warehouse.
(6)	Period includes $8.2 million of loss on extinguishment of debt related to our April 2013 Refinancing and $0.9 million of store closure and exit costs related to changes in assumptions about sublease income for previously closed locations.
(7)	Period included $9.5 million of loss on extinguishment of debt related to the $340.0 million paydown on the Term Loan using proceeds from the IPO and $3.2 million for team member IPO bonuses paid.
(8)	Period includes $2.0 million of expense related to the secondary offering, including payroll taxes on options exercises and $1.0 million of loss on extinguishment of debt related to the $40.0 million additional principal payment made during the period.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Cash and cash equivalents at end of period	$77,652	$67,211	$14,542
Cash provided by operating activities	$160,588	$84,431	$52,384
Cash used in investing activities	$(86,291)	$(166,703)	$(260,505)
Cash provided by (used in) financing activities	$(63,856)	$134,941	$217,745

Since inception, we have financed our operations primarily through cash generated from our operations, private placements of our equity, our IPO and borrowings under our current and former credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, and debt service. We also used cash for the Transactions in 2012 and 2011. In 2013, we generated $160.6 million in operating cash flows, ended 2013 with $77.7 million of cash and cash equivalents and had no amounts drawn under our Revolving Credit Facility.

We believe that our existing cash and cash equivalents and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities.

Operating Activities

Net cash provided by operating activities increased $76.2 million to $160.6 million for 2013 compared to $84.4 million for 2012, primarily related to our increased scale of operations following the Sunflower Transaction and new store openings. Between these fiscal periods, we opened 19 stores. Additionally, 2013 includes the full impact of the acquired Sunflower stores. In addition to the increase in the number of stores we operate, we leveraged fixed direct store expenses through comparable store sales growth and a decrease in acquisition and integration costs of $19.5 million for the comparative periods. These increases were partially offset by a $5.7 million increase in interest payments.

For 2012, net cash provided by operating activities increased $32.0 million to $84.4 million, compared to $52.4 million during 2011, primarily as a result of our increased scale of operations following the Transactions and new store openings. During 2012, we opened nine stores, acquired 37 stores in the Sunflower Transaction and closed one store. In addition to an increase in the number of stores we operate, during 2012 we improved our gross margin, leveraged fixed direct store expenses through comparable store sales growth and leveraged corporate expenses through store growth, comparable store sales growth and synergies achieved from integration of the Transactions. These factors were partially offset by an $18.5 million increase in interest payments and a $10.1 million increase in acquisition and integration costs during 2012 compared to 2011.

Investing Activities

Net cash used in investing activities decreased to $86.2 million for 2013 compared to $166.7 million for 2012. The decrease in cash used for investing activities is primarily related to the $130.2 million cash impact of the Sunflower acquisition in 2012, offset by capital expenditures for increased new store openings, store remodels and an increase in maintenance capital expenditures related to the increased scale of operations following the Sunflower Transaction and a decrease in proceeds from the disposal of property and equipment of $8.7 million.

For 2012, net cash used in investing activities decreased $93.8 million to $166.7 million, compared to $260.5 million during 2011, primarily as a result of a $103.0 million decrease in payments for business combinations. We made $129.9 million of payments during 2012 in connection with the Sunflower Transaction compared to $232.9 million of cash payments during 2011 in connection with the Henry’s Transaction. Additionally, we generated $9.7 million in proceeds from disposal of property and equipment during 2012. These factors were partially offset by an $18.9 million increase in capital expenditures during 2012 compared to 2011, primarily as a result of an increase in new store openings and an increase in maintenance capital expenditures as a result of store growth.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, the re-branding of Henry’s and Sunflower stores following the Transactions, annual maintenance capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures of $110 million to $120 million in 2014, net of estimated landlord tenant improvement, to fund investments in new stores to be opened in 2014 and early 2015, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used in financing activities was $63.9 million for 2013 as compared to cash provided by financing activities of $134.9 million for 2012. The increase in cash used in financing activities of $198.8 million is related to the $295.9 million of dividend and anti-dilution payments made to stockholders and option holders, an increase on payments of debt, net of new debt issued in 2013, of $263.4 million and $4.2 million in IPO expenses. These outflows were partially offset by inflows for an increase of $346.6 million for stock issued, including stock issued in the IPO and stock option exercises, and an increase of $17.7 million of excess tax benefit from stock option exercises and antidilution payments.

For 2012, net cash provided by financing activities decreased $82.8 million to $134.9 million compared to $217.7 million during 2011, primarily as a result of a reduction in borrowings and proceeds from the issuance of equity. We received net proceeds of $131.8 million from borrowings under our Former Term Loan and issuance of the Notes to finance the Sunflower Transaction during fiscal 2012 (net of financing fees and issue discount). During 2011, we received net proceeds of $293.0 million under our Former Term Loan (net of financing fees and issue discount), proceeds of $206.0 million from the issuance of shares and an $8.0 million equity contribution from the Apollo Funds, to finance the Henry’s Transaction, partially offset by a $274.6 million cash distribution to the former parent of Henry’s. Other financing activities also included $5.5 million in proceeds for the issuance of shares during 2012, and $12.7 million of net transactions between Henry’s and Henry’s former parent during fiscal 2011 that did not recur during 2012 following the Henry’s Transaction.

Long-term Debt and Former Credit Facilities

April 2013 Refinancing

Effective as of April 23, 2013 (referred to as the “April 2013 Refinancing Closing Date”), a subsidiary of the Company (referred to as “Intermediate Holdings”), as borrower, refinanced the Former Revolving Credit Facility and the Former Term Loan by entering into the Credit Facility. The Credit Facility provides for a $700.0 million Term Loan and a $60.0 million senior secured Revolving Credit Facility. The terms of the Credit Facility allow us, subject to certain conditions, to increase the amount of the term loans and revolving commitments thereunder by an aggregate incremental amount of up to $160.0 million, plus an additional amount, so long as after giving effect to such increase, (i) in the case of incremental loans that rank pari passu with the initial term loans, the net first lien leverage ratio does not exceed 4.00 to 1.00, and (ii) in the case of incremental loans that rank junior to the initial Term Loan, the total leverage ratio does not exceed 5.25 to 1.00. No incremental loans have been committed to by any lender. In addition, $7.4 million of letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the Former Revolving Credit Facility.

The proceeds of the Term Loan were used to repay in full the outstanding balance of $403.1 million (as of April 23, 2013) under our Former Credit Facilities. Such repayment resulted in $8.2 million of loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount. The remaining proceeds of the term loans, together with cash on hand, were used to make a $282 million distribution to our equity holders, to make payments of $13.9 million to vested option holders and to pay transaction fees and expenses.

Obligations under the Credit Facility are guaranteed by us and all of our current and future wholly owned material domestic subsidiaries. Our borrowings under the Credit Facility are secured by (i) a pledge by Sprouts of its equity interests in Intermediate Holdings and (ii) first-priority liens on substantially all assets of Intermediate Holdings and the subsidiary guarantors, in each case, subject to permitted liens and certain exceptions.

The issue price for the Credit Facility was 99.5% of the principal amount thereof, which original issue discount or upfront fee will be amortized over the life of the Credit Facility

Interest and Applicable Margin. All amounts outstanding under the Credit Facility bear interest, at our option, at a rate per annum equal to LIBOR (with a 1.00% floor with respect to Eurodollar borrowings under the Term Loan), adjusted for statutory reserves, plus a margin equal to 3.00%, or an alternate base rate, plus a margin equal to 2.00%, as set forth in the Credit Facility.

Payments and Prepayments. Subject to exceptions set forth therein, the Credit Facility requires mandatory prepayments, in amounts equal to (i) 50% (reduced to 25% if net first lien leverage is less than 3.00 to 1.00 but greater than 2.50 to 1.00 and 0% if net first lien leverage is less than 2.50 to 1.00) of excess cash flow (as defined in the Credit Facility) at the end of each fiscal year, (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales by Sprouts or any subsidiary guarantor (subject to certain exceptions and reinvestment provisions) and (iii) 100% of the net cash proceeds from the issuance or incurrence after the April 2013 Refinancing Closing Date of debt by Sprouts or any of its subsidiaries not permitted under the Credit Facility.

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

The Term Loan will mature on the seventh anniversary of the April 2013 Refinancing Closing Date and will amortize at a rate per annum, in four equal quarterly installments, in an aggregate amount equal to 1.00% of the April 2013 Refinancing Closing Date principal amount of the term loans, with the balance due on the maturity date. The Revolving Credit Facility will mature on the fifth anniversary of the April 2013 Refinancing Closing Date.

Covenants. The Credit Facility contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. In addition, if we have any amounts outstanding under the Revolving Credit Facility as of the last day of any fiscal quarter, the Revolving Credit Facility requires us to maintain a ratio of Revolving Facility Credit exposure to consolidated trailing 12-month EBITDA (as defined in the Credit Facility) of no more than 0.75 to 1.00 as of the end of each such fiscal quarter.

We were in compliance with all applicable covenants under the Credit Facility as of December 29, 2013.

Events of Default. The Credit Facility contains customary events of default included in financing transactions, including failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material monetary judgments. During the continuation of a payment default, we will be required to pay interest at a default rate unless waived.

Debt Repayment in Connection with IPO. On August 6, 2013, we used $340.0 million of the net proceeds from our IPO to make a partial repayment of the Term Loan. Such repayment resulted in $9.0 million of loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in our statement of operations for 2013. As a result of our IPO and the concurrent repayment of a portion of the Term Loan, under the terms of the Credit Facility, the interest rate margins were reduced by 50 basis points to 3.00% in the case of LIBOR borrowings and 2.00% in the case of alternate base rate borrowings, effective August 2, 2013.

Voluntary Principal Payment. On December 27, 2013, we made an additional principal payment of $40.0 million on the Term Loan. Such repayment resulted in $1.0 million of loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in our statement of operations for 2013.

Former Credit Facilities

On April 18, 2011, we entered into a revolving credit facility (referred to as the “Former Revolving Credit Facility”) and a term loan facility (referred to as the “Former Term Loan” and, together with the Former Revolving Credit Facility, the “Former Credit Facilities”). The borrower under such Former Credit Facilities was Intermediate Holdings.

Our Former Credit Facilities provided for (i) the $50.0 million Former Revolving Credit Facility, including a letter of credit subfacility (up to the unused amount of the Former Revolving Credit Facility) and a $5.0 million swingline loan subfacility, and (ii) the $310.0 million Former Term Loan facility, maturing on April 18, 2018.

During April 2011, we borrowed $310.0 million, net of financing fee and issue discount, and used the proceeds to effectuate the Henry’s Transaction. During April 2012, we amended the original agreement and used the incremental commitments provision of the Former Credit Facilities to borrow an additional $100.0 million, net of financing fees and issue discount, and used the proceeds to effectuate the Sunflower Transaction.

On April 23, 2013, as described under “—April 2013 Refinancing” above, we repaid in full the Former Credit Facilities with the proceeds of the Term Loan under the Credit Facility and terminated the Former Credit Facilities. We were in compliance with all applicable covenants under our Former Credit Facilities as of the April 2013 Refinancing Closing Date.

See Note 13 to our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information about our Former Credit Facilities.

The Notes

In May 2012, we received net proceeds of $35.0 million from the issuance of the Notes. Interest on the Notes was scheduled to accrue at 10% annually for the first three years, increasing by 1.0% each year thereafter through maturity, reaching a maximum rate of 14.0%. During 2013 until repayment, $1.0 million of the Notes were outstanding to certain members of our senior management. In May 2013, we made payments totaling $35.3 million (inclusive of accrued interest) to noteholders in full repayment of the Notes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Term Loan, including current portion(1)	$318,250	$7,000	$15,750	$12,250	$283,250
Interest payments on long-term debt(2)	75,565	12,695	24,742	23,360	14,768
Capital and financing lease obligations(3)	149,327	13,240	28,115	28,039	79,933
Operating lease obligations(3)	915,498	72,926	166,843	163,339	512,390
Purchase commitments(4)	43,907	21,003	20,493	2,411	—

Totals(5)	$1,502,547	$126,864	$255,943	$229,399	$890,341

(1)	In connection with the April 2013 Refinancing, we refinanced amounts due under our former credit facilities. The Term Loan will mature in April 2020 and will amortize at a rate of 1.0% per annum of the original amount of the Term Loan, in four equal installments, with the balance due on the maturity date. We made a partial repayment of the Term Loan in August 2013 using $340.0 million in proceeds from shares sold in our IPO. We also made an additional principal payment of $40.0 million in December 2013. These payments are reflected as a reduction to the Term Loan, including current portion, in the “More Than 5 Years” column. See Note 13 “Long-Term Debt” to our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
(2)

Represents estimated interest payments on our Term Loan based on principal amounts outstanding as of December 29, 2013, repayment terms and contractual interest rates expected to apply through maturity. We estimated LIBOR based on LIBOR in effect at December 29, 2013 to derive the contractual interest rate expected to apply to our Term Loan.
(3)	Represents estimated payments for capital and financing and operating lease obligations as of December 29, 2013. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $0.5 million for the period of less than one year, $1.0 million for years one to three, $2.0 million for years four to five, and $4.0 million for the period beyond five years.
(4)	Consists primarily of open purchase orders and commitments under noncancelable service contracts as of December 29, 2013.
(5)	As of December 29, 2013, the Company had recorded $23.1 million of liabilities related to its self-insurance program. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 26% of our net sales for 2013, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

We believe that of our significant accounting policies, which are described in Note 3 to the audited consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Equity-Based Compensation

Following the Henry’s Transaction, we adopted the 2011 Option Plan in May 2011. Grants of options to purchase our shares under this plan have been for equity instruments exchanged for employee services. We account for equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation (referred to as “ASC 718”). Compensation expense associated with equity incentive grants requires management judgment to calculate the estimated fair value of awards, which typically vest over multi-year periods and for which the ultimate amount of compensation is not known on the date of grant. Time vested options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets for each year. In the event of a change in control as defined in the 2011 Option Plan, all options become immediately vested and exercisable.

Our board of directors has adopted, and our equity holders have approved, the 2013 Incentive Plan. The 2013 Incentive Plan became effective on July 31, 2013 and replaced the 2011 Option Plan (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan enables us to formulate and implement a compensation program that will attract, motivate and retain experienced, highly-qualified team members who will contribute to our financial success, and aligns the interests of our team members with those of our stockholders through the ability to grant a variety of stock-based and cash-based awards. The 2013 Incentive Plan serves as the umbrella plan for our stock-based and cash-based incentive compensation programs for our directors, officers and other team members.

Under the provisions of ASC 718, equity-based compensation expense is measured at the grant date, based on the fair value of the award. As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our equity-based compensation expense.

At December 29, 2013, options to acquire 10,852,670 shares were outstanding, and a total of 10,754,773 options were vested or expected to vest. Equity-based compensation expense totaled $5.8 million, $4.7 million and $3.8 million in 2013, 2012 and 2011, respectively. The weighted average fair value of options granted to purchase shares was $4.27, $1.99 and $1.12 in 2013, 2012 and 2011, respectively. Unrecognized compensation cost relating to outstanding awards was $4.3 million at December 29, 2013, with a weighted average remaining recognition period of 1.1 years.

Valuation. We have used the Black-Scholes option pricing model to calculate the fair value of our equity-based compensation awards at grant date. For accounting purposes, the fair value of each grant during 2013, 2012 and 2011 was estimated using the following assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	31.03% to 37.38%	32.36% to 38.59%	38.58% to 41.18%
Risk-free interest rate	0.56% to 1.36%	0.40% to 0.77%	0.57% to 1.88%
Expected life (in years)	4.00 to 5.00	3.75 to 5.00	3.63 to 4.83

The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of equity-based compensation awards, including the option’s expected term and the price volatility of the underlying stock. Refer to Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these inputs.

In addition to assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the equity-based compensation cost for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures of grants made under the 2011 Option Plan. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of team member turnover and expectations of future option exercise behavior.

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

We granted equity awards between May 2, 2011 and December 29, 2013, as follows:

Grant Date	Number of Options Granted	Fair Value of Equity Per Share/Exercise Price	Option Fair Value	Aggregate Fair Value
May 2, 2011	9,368,040	$3.33	$1.07 to $1.19	$10,557,850
September 25, 2011	772,200	$3.33	$1.03 to $1.15	$849,303
July-August 2012	2,141,700	$6.01	$1.68 to $2.00	$4,032,117
October 31, 2012	209,000	$6.01	$1.66 to $1.88	$391,243
December 21, 2012	258,500	$9.15	$2.40 to $3.09	$727,423
January-March 2013	66,000	$9.15	$2.36 to $3.10	$180,812
April-June 2013	143,000	$9.15	$2.33 to $3.06	$381,547
August 1, 2013	407,112	$18.00	$4.65 to $5.92	$2,070,471

The following factors were considered in our determination of the fair value of the common shares underlying our equity awards at each grant date:

May 2, 2011: We issued options to team members on May 2, 2011 and based the equity value on the equity value determined by an arm’s-length third-party negotiation in the Henry’s Transaction, which closed April 18, 2011. This valuation reflects the proximity of the grant date to the Henry’s Transaction and lack of synergies achieved to date resulting from the combination or other significant changes in our business that would cause an increase in the fair value of our equity.

September 25, 2011: We determined there was no change in the fair value of our equity from April 17, 2011 using the same factors described above for the May 2, 2011 grant.

July-August 2012: This valuation of the equity underlying these awards reflects the synergies achieved following the combination of Henry’s and Sprouts Arizona and our growth. Additionally, this valuation also is consistent with the equity value reached in an arm’s length third-party negotiation in the Sunflower Transaction, which closed May 29, 2012.

October 31, 2012: We based the value of our equity underlying these awards using the same factors described above for the July-August 2012 grants.

December 21, 2012: We granted 258,500 options to team members on December 21, 2012. Significant factors in determining the fair value of our common equity underlying these awards were the following:

•	Successful re-branding and integration of Henry’s, Sprouts Arizona and Sunflower operations achieved by the end of fiscal 2012;

•	Our operating and financial performance and forecasts as a combined company;

•	New store openings and planned openings;

•	Market valuations of comparable publicly traded grocers;

•	The applicability of a discount to reflect a lack of marketability for our equity;

•	General capital market conditions in the U.S.; and

•	Our view that an initial public offering was feasible by the end of fiscal 2013.

As a result of these factors, we determined an increase in the valuation of our common equity was justified. In order to estimate the fair value of our common equity underlying the December 21, 2012 option grants prior to our IPO, we estimated the business enterprise value (referred to as “BEV”) using the market approach, which we believe is most reflective of our BEV after taking into account our successful integrations of Henry’s, Sprouts Arizona and Sunflower.

Under the market approach, we estimated our BEV by deriving multiples of equity or invested capital to EBITDA for selected publicly traded comparable companies. We also estimated our BEV using the income approach as a benchmark to assess the BEV derived under the market approach and determined the two methods yielded similar BEV conclusions.

When selecting comparable companies, consideration was given to industry similarities, product offerings and market positioning, financial data availability and capital structure. In applying the market approach, we also estimated a discount for lack of marketability, primarily by reference to the discounts applied to equity values in the Transactions.

January-March 2013: We based the value of our equity underlying these awards using the same factors described above for the December 21, 2012 grants.

April-June 2013: We based the value of our equity underlying these awards using the same factors described above for the December 21, 2012 grants.

August 1, 2013: We based the value of our equity underlying these awards on our IPO pricing of $18.00 as the awards issued during this period were issued concurrent with the IPO.

There are significant estimates and judgments inherent in the determination of these valuations. These judgments and estimates include assumptions about our future performance, including the growth in the number of our stores, as well as the determination of the appropriate valuation methods at each valuation date. If we had made different assumptions, our equity-based compensation expense could have been different. We have not used the foregoing valuation methods since our IPO. Following our IPO, we base our equity valuations on the trading price of our common stock.

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

Physical inventory counts for non-perishable inventories are performed in our stores during each fiscal quarter end by a third- party inventory counting service. As inventory is adjusted at each period end for the physical inventory results, we believe that all inventories are saleable and no allowances or reserves for shrinkage or obsolescence were recorded as of December 29, 2013, December 30, 2012 and January 1, 2012.

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

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we follow a two-step quantitative goodwill impairment test to determine if goodwill is impaired. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value no further analysis or impairment of goodwill is required. If the carrying value of a reporting unit exceeds its fair value, the fair value of the reporting unit would be allocated to the reporting unit’s assets and liabilities based on the relative fair value, with goodwill written down to its implied fair value, if necessary. Our qualitative assessment considered factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, lack of turnover in key management personnel and overall changes in macroeconomic environment.

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

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2013, 2012, or 2011 because the fair value of those assets was substantially above carrying value.

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows from the use and eventual disposition of the asset groups. We base our estimates on historical experience and projections, and consider recent economic and competitive trends. In the event that our estimates or assumptions change in the future, we may be required to record a long-lived asset impairment charge. We did not record any impairment loss during fiscal 2013, 2012 or, 2011.

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

Self-Insurance Reserves

We use a combination of insurance and self-insurance programs to provide reserves for potential liabilities associated with general liability, workers’ compensation and team member health benefits. Liabilities for self-insurance reserves are estimated through consideration of various factors, which include historical claims experience, demographic factors, security factors and other actuarial assumptions. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.

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

Recently Issued Accounting Pronouncements

See Note 3 to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

We have determined that all other recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As described above under “Management’s Discusssion and Analysis—Liquidity and Capital Resources—Long-Term Debt and Credit Facilities,” we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $318.3 million principal outstanding under our Term Loan as of December 29, 2013, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $3.2 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Sprouts Farmers Market, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Sprouts Farmers Market, Inc. and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Phoenix, Arizona

February 27, 2014

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$77,652	$67,211
Accounts receivable, net	9,524	8,415
Inventories	118,256	98,382
Prepaid expenses and other current assets	8,049	4,521
Deferred income tax asset	18,146	24,592

Total current assets	231,627	203,121
Property and equipment, net of accumulated depreciation	348,830	303,166
Intangible assets, net of accumulated amortization	195,467	196,772
Goodwill	368,078	368,078
Other assets	13,135	9,521
Deferred income tax asset	15,267	22,578

Total assets	$1,172,404	$1,103,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,159	$82,721
Accrued salaries and benefits	22,287	21,397
Other accrued liabilities	32,958	27,561
Current portion of capital and financing lease obligations	3,395	3,379
Current portion of long-term debt	5,822	1,788

Total current liabilities	175,621	136,846
Long-term capital and financing lease obligations	116,177	104,260
Long-term debt	305,418	424,756
Other long-term liabilities	61,417	50,619

Total liabilities	658,633	716,481

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 147,616,560 shares issued and outstanding, December 29, 2013; 125,956,721 shares issued and outstanding, December 30, 2012	147	126
Additional paid-in capital	479,127	395,480
Retained earnings (accumulated deficit)	34,497	(8,851)

Total stockholders’ equity	513,771	386,755

Total liabilities and stockholders’ equity	$1,172,404	$1,103,236

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net sales	$2,437,911	$1,794,823	$1,105,879
Cost of sales, buying and occupancy	1,712,644	1,264,514	794,905

Gross profit	725,267	530,309	310,974
Direct store expenses	496,183	368,323	238,245
Selling, general and administrative expenses	81,795	86,364	58,528
Amortization of Henry’s trade names and capitalized software	—	—	32,202
Store pre-opening costs	5,734	2,782	1,338
Store closure and exit costs	2,051	2,155	6,382

Income (loss) from operations	139,504	70,685	(25,721)
Interest expense	(37,203)	(35,488)	(19,813)
Other income	487	562	358
Loss on extinguishment of debt	(18,721)	(992)	—

Income (loss) before income taxes	84,067	34,767	(45,176)
Income tax (provision) benefit	(32,741)	(15,267)	17,731

Net income (loss)	$51,326	$19,500	$(27,445)

Net income (loss) per share:
Basic	$0.38	$0.16	$(0.28)
Diluted	$0.37	$0.16	$(0.28)
Weighted average shares outstanding:
Basic	134,622	119,427	96,954

Diluted	139,765	121,781	96,954

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) / Retained Earnings	S&F Equity	Total Stockholders’ Equity
Balances at January 2, 2011	—	—	$—	$—	$156,660	$156,660
Net transactions with S&F	—	—	—	—	(12,732)	(12,732)
Net income prior to Close Date	—	—	—	—	906	906
Contribution of net assets from S&F	—	—	—	—	14,105	14,105
Capitalization as a result of Transaction	—	—	158,939	—	(158,939)	—
Issuance of shares to Apollo	64,350,000	64	205,936	—	—	206,000
Issuance of shares to Liquidating Trust	45,650,000	46	146,091	—	—	146,137
Equity contribution by Apollo	—	—	8,000	—	—	8,000
Distribution to S&F as a result of the Transaction	—	—	(274,635)	—	—	(274,635)
Deferred tax asset resulting from the Transaction	—	—	47,589	—	—	47,589
Net loss following the Close Date	—	—	—	(28,351)	—	(28,351)
Equity-based compensation	—	—	3,774	—	—	3,774

Balances at January 1, 2012	110,000,000	110	295,694	(28,351)	—	267,453
Net income	—	—	—	19,500	—	19,500
Issuance of shares to stockholders	831,314	1	4,999	—	—	5,000
Issuance of shares related to Sunflower acquisition	14,898,136	15	89,590	—	—	89,605
Issuance of shares	62,271	—	—	—	—	—
Issuance of shares under Option Plan, net of shares withheld	189,585	—	549	—	—	549
Repurchase of shares	(24,585)	—	(148)	—	—	(148)
Excess tax benefit for exercise of options	—	—	143	—	—	143
Equity-based compensation	—	—	4,653	—	—	4,653

Balances at December 30, 2012	125,956,721	126	395,480	(8,851)	—	386,755
Net income	—	—	—	51,326	—	51,326
Issuance of shares under Option Plan	1,194,999	1	3,820	—	—	3,821
Issuance of shares in IPO, net of issuance costs	20,477,215	20	344,304	—	—	344,324
Repurchase of shares	(12,375)	—	(113)	—	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	—	(282,029)
Antidilution payments made to option holders	—	—	(13,892)	—	—	(13,892)
Excess tax benefit for exercise of options	—	—	13,424	—	—	13,424
Tax benefit of antidilution payments made to optionholders	—	—	4,402	—	—	4,402
Tax effect of forfeiture of vested options in equity	—	—	(27)	—	—	(27)
Equity-based compensation	—	—	5,780	—	—	5,780

Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$—	$513,771

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities
Net income (loss)	$51,326	$19,500	$(27,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	47,217	35,773	54,645
Accretion of asset retirement obligation	322	237	36
Amortization of financing fees and debt issuance costs	2,482	2,590	1,546
Loss on disposal of property and equipment	449	2,704	—
Gain on sale of intangible assets	(19)	(134)	—
Equity-based compensation	5,780	4,653	3,774
Non-cash loss on extinguishment of debt	18,513	992	—
Excess tax benefit from exercise of stock options and antidilution payment to optionholders	(17,826)	(143)	—
Deferred income taxes	25,176	13,996	(19,753)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,521)	(2,861)	1,559
Inventories	(19,875)	(1,442)	1,837
Prepaid expenses and other current assets	2,643	3,337	(794)
Other assets	(4,114)	(4,586)	224
Accounts payable	31,996	(4,673)	15,175
Accrued salaries and benefits	890	2,956	1,556
Other accrued liabilities	5,397	1,533	7,318
Other long-term liabilities	11,752	9,999	12,706

Net cash provided by operating activities	160,588	84,431	52,384

Cash flows from investing activities
Purchases of property and equipment	(87,463)	(46,485)	(27,594)
Proceeds from disposal of property and equipment	1,000	9,657	—
Proceeds from sale of intangible assets	172	—	—
Payments for business combinations, net of cash acquired	—	(129,875)	(232,911)

Net cash used in investing activities	(86,291)	(166,703)	(260,505)

Cash flows from financing activities
Borrowings on line of credit	—	3,000	23,000
Payments on line of credit	—	(3,000)	(23,000)
Borrowings on term loan, net of financing costs	688,127	97,247	296,050
Payments on term loan	(786,850)	(2,575)	(2,325)
Borrowings on Senior Subordinated Notes	—	35,000	—
Payments on Senior Subordinated Notes	(35,000)	—	—
Payments on capital lease obligations	(412)	(439)	(272)
Payments on financing lease obligations	(2,868)	(2,377)	(1,204)
Payment of deferred financing costs	(1,370)	(401)	(3,023)
Proceeds from issuance of shares to Apollo Funds in Henry’s Transaction	—	—	206,000
Equity contribution by Apollo Funds	—	—	8,000
Distribution to S&F as a result of the Henry’s Transaction	—	—	(274,635)
Net transactions with S&F	—	—	(12,732)
Payments of IPO costs	(4,212)	—	—
Cash from landlord related to financing lease obligations	4,581	2,942	1,886
Payment to stockholders and optionholders	(295,921)	—	—
Excess tax benefit for exercise of options and antidilution payment to optionholders	17,826	143	—
Proceeds from the issuance of shares	348,536	5,549	—
Proceeds from exercise of stock options	3,820	—	—
Repurchase of shares	(113)	(148)	—

Net cash provided by (used in) financing activities	(63,856)	134,941	217,745

Net increase in cash and cash equivalents	10,441	52,669	9,624
Cash and cash equivalents at beginning of the period	67,211	14,542	4,918

Cash and cash equivalents at the end of the period	$77,652	$67,211	$14,542

Supplemental disclosure of cash flow information
Cash paid for interest	$38,091	$32,395	$13,863
Cash paid for income taxes	1,276	1,626	3,421

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$7,873	$8,679	$2,137
Property acquired through capital and financing lease obligations	10,660	10,686	1,479
Issuance of shares to business combinations	—	89,605	146,137
Contribution of net assets from S&F	—	—	14,105
Deferred tax asset resulting from the business combinations	—	1,896	47,589

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation is the parent company of Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”) which, through its subsidiaries, operates as a specialty retailer of natural and organic food, offering a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. As of December 29, 2013, the Company operated 167 stores in Arizona, California, Colorado, New Mexico, Nevada, Oklahoma, Texas and Utah. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

Our certificate of incorporation and bylaws provide for a classified board of directors with staggered three-year terms, consisting of three classes.

The Henry’s Transaction

In 2002, Sprouts Farmers Markets, LLC, an Arizona limited liability company (“Sprouts Arizona”) opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2011, as part of a transaction led by investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (the “Apollo Funds”), Sprouts Arizona combined with Henry’s Holdings LLC (“Henry’s”), which operated 35 Henry’s stores in California and eight stores in Texas under the Sun Harvest Market banner. In a series of integrated transactions referred to as the “Henry’s Transaction,” (1) Sprouts Arizona entered into a Membership Interest Purchase Agreement to acquire all of the outstanding membership interests of Henry’s (the “Henry’s Transaction”) from Henry’s former parent, Smart & Final (“S&F”), (2) prior to the consummation of the Henry’s Transaction, Sprouts Arizona assigned the Membership Interest Purchase Agreement, including the right to purchase Henry’s, to Intermediate Holdings (a wholly-owned subsidiary of the Company), (3) the Company (through its wholly-owned subsidiary, Intermediate Holdings) paid $274.6 million to S&F for the membership interests of Henry’s pursuant to the terms of the Membership Interest Purchase Agreement, (4) Sprouts Arizona contributed substantially all of the assets and liabilities relating to the Sprouts Farmers Market business to its wholly-owned subsidiary, SFM LLC (“SFM”), (5) Sprouts Arizona contributed SFM to Intermediate Holdings, and (6) the Company issued (a) 64,350,000 shares (representing a 58.5% ownership interest in the Company) to the Apollo Funds for a combined equity contribution of $214.0 million and (b) 45,650,000 shares (representing a 41.5% ownership interest in the Company) to Sprouts Arizona, which subsequently transferred such shares to a newly formed trust for the benefit of the members of Sprouts Arizona (referred to as the “Liquidating Trust”). The Apollo Funds are affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).

Apollo held a controlling interest in S&F, Henry’s former parent, prior to the Henry’s Transaction and continued to hold a controlling interest in the Company afterwards. Due to Apollo’s continued controlling interest, the Henry’s Transaction resulted in Henry’s financial statements becoming the financial statements of the Company, followed immediately by the acquisition by the Company of the Sprouts Farmers Market business. As a result, the Company was determined to be the accounting acquirer, effective April 18, 2011. Accordingly, the consolidated financial statements for the period from January 3, 2011 through April 17, 2011 include the assets, liabilities, revenues and expenses directly attributable to Henry’s operations and allocations of certain corporate expenses from S&F. See Note 2 below, “Basis of Presentation,” for further discussion. Commencing on April 18, 2011, the consolidated financial statements also include the financial position, results of operations and cash flows of Sprouts Arizona.

Sunflower Transaction

In May 2012, the Company acquired Sunflower Farmers Markets, Inc., a Delaware corporation (the “Sunflower Transaction”) that operated 37 Sunflower Farmers Market stores (referred to as “Sunflower”), which increased the Company’s total store count to 143 and extended the Company’s footprint into New Mexico, Nevada, Oklahoma and Utah. The Company’s consolidated financial statements include the financial position, results of operations and cash flows of Sunflower commencing on May 29, 2012.

See Note 4, “Business Combinations,” for additional information about the Henry’s and Sunflower Transactions.

Corporate Conversion

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation (the “Corporate Conversion”). As a result of the corporate conversion, the members holding interests in Class A and Class B units of Sprouts Farmers Markets, LLC became holders of common stock of Sprouts Farmers Market, Inc., and options to purchase Class B units of Sprouts Farmers Markets, LLC were converted to options to purchase shares of common stock of Sprouts Farmers Market, Inc. The conversion of units and options to purchase units was on an 11 for 1 basis. The Company refers to this transaction as the “Corporate Conversion.” All equity related disclosures, including share, per share, and option disclosures, have been revised to reflect the effects of the Corporate Conversion, including the 11 for 1 exchange.

The purpose of the Corporate Conversion was to reorganize the corporate structure so that the top-tier entity in the corporate structure, the entity that offered common stock to the public in the Company’s initial public offering (“IPO”), is a corporation rather than a limited liability company and so that the existing investors would own the Company’s common stock rather than equity interests in a limited liability company.

Initial Public Offering

On August 6, 2013, the Company completed its IPO of 21,275,000 shares of common stock at a price of $18.00 per share. The Company sold 20,477,215 shares of common stock, and certain stockholders sold the remaining 797,785 shares. The Company received net proceeds from the IPO of $344.1 million, after deducting underwriting discounts and offering expenses.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements through April 17, 2011 include assets, liabilities, revenues and expenses directly attributable to the Henry’s operations and allocations of certain corporate expenses from S&F. These expenses were allocated to Henry’s on a basis that was considered to reflect fairly or reasonably the utilization of the services provided to, or the benefit obtained by, Henry’s. Historical financial statements do not reflect the debt or interest expense Henry’s might have incurred if it had been a stand-alone entity. As a result, the historical financial statements do not necessarily reflect what the financial position or results of operations would have been if Henry’s had been operated as a stand-alone entity during the periods presented, and may not be indicative of the Company’s future results of operations and financial position.

At April 18, 2011, certain assets and liabilities, including certain property and equipment, liabilities and deferred taxes, of Henry’s were contributed from S&F, which is reflected as a net contribution through equity, totaling $14.1 million.

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of Sunflower commencing on May 29, 2012.

The Company has one reportable and one operating segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM bears ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company’s operating and financial results.

The Company categorizes its products as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli and bakery. Non-perishable product categories include grocery, vitamins and supplements, bulk items, dairy and dairy alternatives, frozen foods, beer and wine, and natural health and body care. The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2013	2012	2011
Perishables	50.1%	49.1%	49.2%
Non-Perishables	49.9%	50.9%	50.8%

All dollar amounts are in thousands, unless otherwise noted.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal years 2013, 2012, and 2011 ended on December 29, 2013, December 30, 2012 and January 1, 2012, respectively, and included 52-weeks. Fiscal years 2013, 2012, and 2011 are referred to as 2013, 2012, and 2011.

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical estimates included, but are not limited to: inventory valuations, lease assumptions, sublease assumptions for closed stores, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s (“FDIC”) federally insured limits. All credit and debit card transactions are also classified as cash and cash equivalents. The amounts due from banks for these transactions at each reporting date were as follows:

	As Of
	December 29, 2013	December 30, 2012
Due from banks for debit and credit card transactions	$20,463	$18,092

Accounts Receivable

Accounts receivable generally represent billings to vendors for earned rebates and allowances and other items. When a specific account is determined uncollectible, the net recognized receivable is written off.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or market. The cost method is used for warehouse perishable and store perishable department inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts).

The Company’s valuation of its non-perishable inventory using weighted average costs includes statistical and other estimation methods which the Company believes provide a reasonable basis to estimate its inventory values at the end of the respective periods.

The Company believes that all inventories are saleable and no allowances or reserves for shrinkage or obsolescence were recorded as of December 29, 2013 and December 30, 2012.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation expense, which includes the amortization of assets recorded under capital and financing leases, is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements and assets under capital and financing leases are amortized over the shorter of the lease term to which they relate, or the estimated useful life of the asset. Terms of leases used in the determination of estimated useful lives may include renewal options if the exercise of the renewal option is determined to be reasonably assured.

The following table includes the estimated useful lives of asset classes:

Software and used equipment	3 years
Computer hardware	5 years
Furniture, fixtures and equipment	7 years
Leasehold improvements	up to 15 years
Buildings	40 years

Store development costs, which include costs associated with the selection and procurement of real estate sites, are also included in property and equipment. These costs are included in leasehold improvements and are amortized over the remaining lease term of the successful sites with which they are associated. Certain project costs, including general site selection costs that cannot be identified with a specific store location, are charged to direct store expenses in the accompanying consolidated statements of operations.

Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) are related to the Company’s commitment to return leased facilities to the landlord in an agreed upon condition. This may require actions ranging from cleaning to removal of leasehold improvements. The obligation is recorded as a liability with an offsetting capital asset at the inception of the lease term based upon the estimated fair market value of costs to meet the commitment. The liability, included in other long-term liabilities in the consolidated balance sheets, is accreted over time to the projected future value of the obligation. The ARO asset, included in property and equipment in the consolidated balance sheets, is depreciated using the same useful life as the related property.

A reconciliation of the ARO liability is as follows:

	As Of
	December 29, 2013	December 30, 2012
Beginning balance	$2,362	$1,236
Additions for new facilities	54	132
ARO liability from business combination	—	784
Accretion expense	322	237
Adjustments	(163)	(27)

Ending balance	$2,575	$2,362

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments associated with facilities that are no longer being utilized in its current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and actual lease payments from original estimates. Adjustments are made for changes in estimate in the period in which the change becomes known considering timing of new information regarding the market, subleases or other lease updates. Adjustments in the closed store reserves are recorded in “store closure and exit costs” in the consolidated statements of operations.

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance programs to provide reserves for potential liabilities associated with general liability, workers’ compensation and team member health benefits. Liabilities for self-insurance reserves are estimated through consideration of various factors, which include historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. The Company’s indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses. The Company also holds intangible assets with finite useful lives, consisting of favorable and unfavorable leasehold interests and the “Sunflower Farmers Market” trade name.

Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company follows a two-step quantitative goodwill impairment test to determine if goodwill is impaired. The first step of the quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying value, no further analysis or impairment of goodwill is required. If the carrying value of the Company’s reporting unit exceeds its fair value, the fair value of the reporting unit would be allocated to the reporting unit’s assets and liabilities based on the relative fair value, with goodwill written down to its implied fair value, if necessary.

Indefinite-lived assets are evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation for its indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill. If the Company’s qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required and the asset is not impaired. Otherwise, the Company compares the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The Company can elect to bypass the qualitative assessments approach for goodwill and indefinite-lived intangible assets and proceed directly to the quantitative assessments for goodwill or any indefinite-lived intangible assets in any period. The Company can resume the qualitative assessment approach in future periods.

The Company has determined its business consists of a single reporting unit. When applying the quantitative test, the Company determines the fair value of its reporting unit using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.

The Company completed its goodwill and indefinite-lived intangible asset impairment evaluations as of the first day of the fourth quarter and concluded during 2013, 2012 and 2011 that there was no impairment. The Company also concluded that events and circumstances continued to support classifying its indefinite-lived intangible assets as such. See Note 8, “Intangible Assets” and Note 9, “Goodwill” for further discussion.

Prior to the Henry’s Transaction, the trade names related to “Henry’s Farmers Markets” were accounted for as finite-lived intangible assets and amortized on a straight-line basis over an estimated useful life of 20 years. As a result of the rebranding of the “Henry’s Farmers Markets” locations as “Sprouts Farmers Market” locations following the Henry’s Transaction, the estimated remaining useful lives of these trade names were re-evaluated and amortization was accelerated through the end of their respective useful life in fiscal 2011, when it was subsequently written-off. See Note 8, “Intangible Assets” for further discussion. The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and is amortized on a straight line basis over an estimated useful life of 10 years from the date of its acquisition by the Company. Favorable and unfavorable leasehold interests are amortized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results of the store or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during 2013, 2012 and 2011.

Deferred Financing Costs

The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Revolving Credit Facility, deferred financing costs are amortized on a straight line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as additional interest expense. The current and noncurrent portions of deferred financing costs are included in Prepaid expenses and other current assets and Other assets, respectively, in the consolidated balance sheets.

Operating Leases

The Company leases stores, warehouse facilities and administrative offices under operating leases.

Incentives received from lessors are deferred and recorded as a reduction of rental expense over the lease term using the straight-line method. The current portion of unamortized lease incentives is included in other accrued liabilities and the noncurrent portion is included in other long-term liabilities in the accompanying consolidated balance sheets.

Store lease agreements generally include rent abatements and rent escalation provisions and may include contingent rent provisions based on a percentage of sales in excess of specified levels. The Company recognizes escalations of minimum rents and/or abatements as deferred rent and amortizes these balances on a straight-line basis over the term of the lease.

For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year.

Financing Lease Obligations

The Company has recorded financing lease obligations for 38 and 31 store building leases as of December 29, 2013 and December 30, 2012, respectively. In each case, the Company was deemed to be the owner during the construction period under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the property at the end of the construction period, which include either an affiliate guaranty or contingent collateral. As a result, in accordance with applicable accounting guidance, buildings and related assets subject to the leases are reflected on the Company’s balance sheets and depreciated over their remaining useful lives. The present value of the lease payments associated with these buildings is recorded as financing lease obligations.

Monthly lease payments are allocated between the land element of the lease (which is accounted for as an operating lease) and the financing obligation. The financing obligation is amortized using the effective interest method and the interest rate is determined in accordance with the requirements of sale-leaseback accounting. Lease payments less the portion allocated to the land element of the lease and that portion considered to be interest expense decrease the financing liability. At the end of the initial lease term, should the Company decide not to renew the lease, the net book value of the asset and the corresponding financing obligation would be reversed.

The outflows from the construction of the buildings are classified as investing activities, and the outflows associated with the financing obligations principal payments and inflows from the associated financing proceeds are classified as financing activities in the accompanying consolidated statements of cash flows.

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

The determination of fair values of certain tangible and intangible assets for purposes of our goodwill impairment evaluation as described above was based upon level 3 inputs. Closed store reserves are recorded at net present value to approximate fair value which is classified as Level 3 in the hierarchy. The estimated fair value of the closed store reserve is calculated based on the present value of the remaining lease payments and other charges using a weighted average cost of capital, reduced by estimated sublease rentals. The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions of the Term Loan (as defined in Note 13, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of December 29, 2013 and December 30, 2012. The carrying amount of the Senior Subordinated Promissory Notes (as defined in Note 13, “Long-Term Debt”) approximated fair value as their terms were consistent with current market rates as of December 30, 2012. The Company’s estimates of the fair value of long-term debt (including current maturities) and the Senior Subordinated Promissory Notes were classified as Level 2 in the fair value hierarchy.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets being recorded as goodwill. Acquisition-related costs are considered separate transactions and are expensed as incurred. Acquisition-related costs are classified as selling, general and administrative expenses and consist of costs associated with the Henry’s Transaction in 2011 and costs associated with the Sunflower Transaction in 2012, as follows:

	Year Ended
	December 30, 2012	January 1, 2012
Acquisition-related costs	$3,229	$5,900

See Note 4, “Business Combinations” for further discussion.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes equity-based compensation cost as expense over the vesting period. As equity-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures and trued up for actual forfeitures. The Company’s forfeiture rate is estimated primarily based on historical data. The actual forfeiture rate could differ from these estimates. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. See Note 24, “Equity-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of equity-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of operations. The Company recognizes compensation cost for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

Revenue Recognition

Revenue is recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the discounted products are sold. Sales taxes are not included in revenue. Proceeds from the sale of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. The Company has not applied a gift card breakage rate.

Licensing fees are generated from license agreements related to two former Henry’s stores.

Cost of Sales, Buying and Occupancy

Cost of sales includes the cost of inventory sold during the period, including the direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. Occupancy costs include store rental, property taxes, utilities, common area maintenance, amortization of favorable or unfavorable leasehold interests and property insurance. The Company recognizes vendor allowances and merchandise volume related rebate allowances as a reduction of inventories during the period when earned and reflects the allowances as a component of cost of sales, buying and occupancy as the inventory is sold.

Our largest supplier accounted for approximately 23% and 17% of total purchases, expressed as a percentage of our cost of sales, buying and occupancy expense, during 2013 and 2012, respectively.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits, related equity-based compensation, supplies, depreciation and amortization for buildings and store leasehold improvements, equipment and other store specific costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries and benefits costs, related equity-based compensation, advertising, acquisition-related costs and corporate overhead.

The Company charges third-parties to place advertisements in the Company’s in-store guide and newspaper circulars. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense was as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Advertising expense	$34,075	$29,238	$22,344
Vendor rebates	(12,530)	(9,905)	(5,745)

Advertising expense, net of rebates	$21,545	$19,333	$16,599

Store Pre-Opening Costs

Store pre-opening costs include rent expense during construction of new stores and costs related to new store openings, including costs associated with hiring and training personnel and other miscellaneous costs. Store pre-opening costs are expensed as incurred.

Loss on Extinguishment of Debt

In 2013, the Company recorded a loss on extinguishment of debt totaling $18.2 million primarily related to the write-off of deferred financing costs and issue discount. These write-offs included $1.0 million related to a partial repayment of our Term Loan, $9.0 million related to the August 2013 pay down of debt using proceeds from our IPO and $8.2 million related to the April 2013 Refinancing as defined in Note 13. Additionally, loss on extinguishment of debt for 2013 includes $0.5 million related to the renewal of a financing lease.

The Company recorded a $1.0 million loss on extinguishment of debt in 2012 as a result of the renegotiation of a store lease that was classified as a financing lease obligation.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. Changes in recognition or measurement are reflected in the period in which the judgment occurs. Since becoming a taxable corporation in April 2011, the Company has not recorded any valuation allowances to date on the Company’s deferred income tax assets.

The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as part of income tax expense.

From a tax perspective, in April 2011, the Company acquired Henry’s. Until April 18, 2011, Henry’s was not a separate tax-paying entity. Henry’s was included in the S&F consolidated federal and certain state income tax groups for income tax reporting purposes. For the period through April 17, 2011, the consolidated financial statements have been prepared on the basis as if Henry’s prepared its tax returns and accounted for income taxes on a separate-company basis. As a result of the Henry’s Transaction, for tax purposes, Henry’s was acquired in a taxable asset acquisition. The purchase price was allocated to all identifiable assets with the residual assigned to tax deductible goodwill. The resulting basis differences between the new tax values and historical amounts resulted in a deferred tax asset of $47.6 million being recorded through membership equity. See Note 18, “Income Taxes” for a discussion of the tax deductibility of goodwill.

In May 2012, the Company completed the acquisition of a 100% ownership interest in Sunflower. The acquisition was structured to be a tax-free reorganization. The tax basis of the property acquired in reorganization is equal to the basis in the property recorded by Sunflower just prior to the acquisition. The resulting basis difference between the historical tax amounts and the fair values resulted in net deferred tax assets of $1.9 million being recorded through goodwill.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the fiscal period.

Diluted net income (loss) per share is based on the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive options.

Comprehensive Income (Loss)

Comprehensive income (loss) equals net income (loss) for all periods presented.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” ASU No. 2013-11 requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the consolidated financial statements.

4. Business Combinations

As discussed in Note 1, “Organization and Description of Business” the Company completed the Henry’s and Sunflower Transactions in April 2011 and May 2012, respectively. Each of these transactions were accounted for as a business combination. The primary reasons for these transactions were to build a larger portfolio of stores under the Sprouts Farmers Market banner and to derive synergies from the combined operations of the companies.

In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to reviews of acquired company balance sheets, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under ASC 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or is separable from the acquired entity such that it may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Henry’s Transaction

Pursuant to the terms of the agreements governing the Henry’s Transaction, on April 18, 2011:

•	The Company (through its wholly-owned subsidiary, Intermediate Holdings) purchased all of the outstanding membership interests of Henry’s for a cash payment of $274.6 million;

•	Sprouts Arizona contributed substantially all of its assets and liabilities to SFM, LLC and the former owners of Sprouts Arizona received 45,650,000 shares (representing a 41.5% ownership interest in the Company), which were subsequently transferred to the Liquidating Trust;

•	Cash distribution of $199.1 million was paid to the Liquidating Trust; and

•	Sprouts Arizona pre-combination debt was extinguished and preferred equity was redeemed.

The $274.6 million payment was accounted for as a distribution to S&F in the Company’s consolidated statements of stockholders’ equity.

Collectively, the consummation of the Henry’s Transaction was financed through issuance of debt by Intermediate Holdings (see Note 13, “Long-Term Debt”), and the issuance of 64,350,000 shares (representing a 58.5% ownership in the Company) to the Apollo Funds for a combined contribution of $214.0 million.

Consideration transferred was determined as follows:

Fair Value of Consideration Transferred
Cash paid to Liquidating Trust	$199,146
Fair value of Company’s shares issued	146,137
Cash paid to extinguish Sprouts Arizona debt (net of cash acquired)	32,085
Cash paid to redeem Sprouts Arizona preferred membership units	1,680

Total purchase price	$379,048

The fair value of our shares issued in connection with the Henry’s Transaction was determined to be $3.33 per share, the fair value as determined as of the acquisition measurement date, which is the date the Henry’s Transaction closed.

The Company’s allocation of purchase price in the Henry’s Transaction was as follows:

Net assets acquired:
Inventory	$35,105
Other current assets	4,092
Property and equipment	130,219
Intangible assets	188,613
Other assets	1,412
Liabilities assumed:
Current liabilities	(36,519)
Capital lease obligations	(3,990)
Financing lease obligations	(63,162)
Other long-term liabilities	(13,570)
Deferred taxes	(7,756)
Goodwill	144,604

Total purchase price	$379,048

Goodwill was attributed to the assembled workforce of Sprouts Arizona and synergies expected to be achieved from the combined operations of Henry’s and Sprouts Arizona, primarily related to buying and distribution costs, economies of scale for certain direct store expenses and savings on marketing-related selling costs and corporate overhead. Goodwill recorded in the Henry’s Transaction is expected to be deductible for tax purposes.

Identifiable intangible assets acquired consist of the following (in thousands):

Trade names (indefinite-lived)	$182,937
Liquor licenses (indefinite-lived)	247
Favorable leasehold interests (13.5 years weighted average useful life)	5,429

Total intangible assets	$188,613

Sales and net loss of SFM totaling $556.0 million and $44.5 million, respectively, are included in the consolidated results of operations for the year ended January 1, 2012.

Sunflower Transaction

As described in Note 1, “Organization and Description of Business,” effective May 29, 2012 the Company acquired all of the outstanding common and preferred stock of Sunflower in a transaction financed through issuance of debt by Intermediate Holdings (see Note 13, “Long-Term Debt), and the issuance of 14,898,136 shares. Consideration transferred was determined as follows:

Fair Value of Consideration Transferred
Cash paid to Sunflower	$108,517
Fair value of Company’s shares issued	89,605
Cash paid to extinguish Sunflower’s debt, net of cash acquired	21,358

Total purchase price	$219,480

The fair value of our shares issued in connection with the Sunflower Transaction was determined to be $6.01 per share, the fair value as determined as of the acquisition measurement date, which is the date the Sunflower Transaction closed.

The Company’s allocation of purchase price in the Sunflower Transaction is as follows:

Net assets acquired:
Inventory	$33,321
Deferred tax asset	2,308
Other current assets	3,859
Property and equipment	67,347
Intangible assets	7,416
Other assets	1,246
Liabilities assumed:
Current liabilities	(36,534)
Financing lease obligations	(22,616)
Deferred tax liability	(412)
Other long-term liabilities	(6,103)
Goodwill	169,648

Total purchase price	$219,480

Goodwill was attributed to the assembled workforce of Sunflower and synergies expected to be achieved from the combined operations of the Company and Sunflower, primarily related to buying and distribution costs, economies of scale for certain direct store expenses and savings on marketing-related selling costs and corporate overhead. Goodwill recorded in the Sunflower Transaction is not expected to be deductible for tax purposes.

Identifiable intangible assets consist of the following:

Trade name (10 year useful life)	$1,800
Liquor licenses (indefinite-lived)	1,070
Favorable leasehold interests (12.3 years weighted average useful life)	4,546

Total intangible assets	$7,416

Sales and net income of Sunflower totaling $297.8 million and $8.6 million respectively are included in the consolidated results of operations for the year ended December 30, 2012.

Valuations

The Company engaged an independent valuation firm to assist management with the valuations of acquired inventory, personal property, real estate, favorable and unfavorable leasehold interests and intangible assets for the Henry’s and Sunflower Transactions. Acquired inventory was recorded at net realizable value, with significant estimates relating to the time expected to dispose of inventory, disposal costs and commensurate profit. Personal property, consisting primarily of leasehold improvements and furniture, fixtures and equipment, were valued using the cost method, which requires significant estimates related to replacement costs of acquired personal property, as well as estimates of physical deterioration. Real estate was valued through a combination of income and market approaches and significant estimates underlying these valuations include market comparable pricing and capitalization rates, which the independent valuation firm assisted management in determining.

The value of the Sprouts trade name and trademarks was determined using an income approach, utilizing a relief from royalty method in conjunction with a profit split methodology. The relief from royalty method estimates the theoretical royalty savings resulting from ownership of the Sprouts trade name and trademarks. Significant estimates used in this valuation method include discount rate, royalty rates, growth rates and sales projections. The discount rate used was the Company’s weighted average cost of capital, the royalty rate was a base rate determined by reference to comparable market royalty rate agreements and growth rates and projected sales were determined using forecasts prepared by management.

The Sunflower trade name was accounted for as a “defensive intangible asset” with an estimated useful life of 10 years from the date of the Sunflower Transaction. Acquired liquor licenses were valued using a cost approach.

Unaudited supplemental pro forma information

The following table presents unaudited supplemental pro forma consolidated results of operations information for 2012 and 2011. The unaudited supplemental pro forma consolidated results of operations information gives effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt, as if the Henry’s Transaction occurred at the beginning of 2010 and the Sunflower Transaction occurred at the beginning of 2011:

	Year Ended
	December 30, 2012	January 1, 2012
Net sales	$1,990,963	$1,722,655
Net income (loss)	$20,672	$(54,112)

The unaudited supplemental pro forma consolidated results of operations information is provided for illustrative purposes only and does not purport to present what the actual results of operations would have been had the Henry’s Transaction and Sunflower Transaction actually occurred on the dates indicated, nor does it purport to represent results of operations for any future period. The unaudited supplemental pro forma information includes certain non-recurring costs incurred as a result of the Transactions, such as acquisition-related costs and expenses due to change in control and Sprouts Arizona manager termination fees. The information does not reflect any cost savings or other benefits that may be obtained through synergies among the operations of the Company, except to the extent realized in 2012 and 2011.

5. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	December 29, 2013	December 30, 2012
Vendor	$5,183	$5,602
Medical insurance receivable	1,089	1,287
Other	3,252	1,526

Total	$9,524	$8,415

Medical insurance receivables relate to amounts receivable from the Company’s health insurance carrier for claims in excess of stop-loss limits. See Note 15, “Self-Insurance Programs” for more information.

As of December 29, 2013 and December 30, 2012, the Company had recorded an allowance of $0.3 million and $0.3 million, respectively, for certain receivables.

Other receivables relate primarily to payments receivable from landlords for lease incentives.

6. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 29, 2013	December 30, 2012
Prepaid expenses	$6,209	$2,460
Other current assets	1,840	2,061

Total	$8,049	$4,521

Other current assets consists primarily of income taxes receivable and current portion of deferred financing costs.

7. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	December 29, 2013	December 30, 2012
Buildings	$106,580	$73,830
Furniture, fixtures and equipment	188,074	146,206
Leasehold improvements	167,530	145,291
Construction in progress	14,060	21,873

Total property and equipment	476,244	387,200
Accumulated depreciation and amortization	(127,414)	(84,034)

Property and equipment, net	$348,830	$303,166

A summary of leased property and equipment under capital and financing lease obligations is as follows:

	As of
	December 29, 2013	December 30, 2012
Capital Leases—Buildings
Gross asset balance	$2,225	$2,796
Accumulated depreciation	(742)	(703)

Net	$1,483	$2,093

Capital Leases—Equipment
Gross asset balance	842	857
Accumulated depreciation	(657)	(420)

Net	$185	$437

Financing Leases
Gross asset balance	104,355	71,034
Accumulated depreciation	(6,204)	(3,674)

Net	$98,151	$67,360

Depreciation expense was $47.2 million, $34.7 million and $22.3 million for 2013, 2012 and 2011, respectively.

8. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at January 1, 2012	Additions	Other(a)	Balance at December 30, 2012
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	971	1,070	(5)	2,036
Finite-lived trade names	—	1,800	—	1,800
Finite-lived leasehold interests	8,028	4,546	—	12,574

Total intangible assets	$191,936	$7,416	$(5)	$199,347

Accumulated Amortization
Finite-lived trade names	$—	$(105)	$—	$(105)
Finite-lived leasehold interests	(1,513)	(957)	—	(2,470)

Total accumulated amortization	$(1,513)	$(1,062)	$—	$(2,575)

	Balance at December 30, 2012	Additions	Other(a)	Balance at December 29, 2013
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	2,036	—	(13)	2,023
Finite-lived trade names	1,800	—	—	1,800
Finite-lived leasehold interests	12,574	—	—	12,574

Total intangible assets	$199,347	$—	$(13)	$199,334

Accumulated Amortization
Finite-lived trade names	$(105)	$(180)	$—	$(285)
Finite-lived leasehold interests	(2,470)	(1,112)	—	(3,582)

Total accumulated amortization	$(2,575)	$(1,292)	$—	$(3,867)

a)	The Company sold one liquor license obtained in the Sunflower Transaction in 2013 and two licenses in 2012.

Amortization expense was $1.3 million, $1.1 million and $32.7 million for 2013, 2012 and 2011, respectively.

Amortization expense for 2011 includes $32.2 million of amortization expense for the amortization of the Henry’s trade name and capitalized software including acceleration. In connection with the Henry’s Transaction, the Henry’s stores were rebranded as Sprouts Farmers Market. The estimated useful lives related to the Henry’s trade names and capitalized software were reevaluated and it was determined that amortization of these assets should be accelerated over their estimated remaining useful lives through January 1, 2012. The accelerated amortization was recorded in the statements of operations as Amortization of Henry’s trade names and capitalized software. The net book values of these assets were zero as of January 1, 2012 which were written off.

Future amortization associated with the net carrying amount of finite-lived intangible assets is estimated to be as follows:

2014	$1,292
2015	1,292
2016	1,044
2017	967
2018	967
Thereafter	4,945

Total amortization	$10,507

The weighted-average amortization period of leasehold interests acquired total 12.3 years. The amortization period of the finite-lived trade name is 9.5 years.

9. Goodwill

A summary of the activity and balances in goodwill is as follows:

Balance at January 1, 2012	$199,399
Adjustments to prior year allocation	(969)
Additions from acquisitions	169,648

Balance at December 30, 2012	368,078

Balance at December 29, 2013	$368,078

As of December 29, 2013, December 30, 2012 and January 1, 2012, the Company had no accumulated goodwill impairment losses. There were no adjustments to goodwill subsequent to December 30, 2012.

10. Other Assets

A summary of other assets is as follows:

	As Of
	December 29, 2013	December 30, 2012
Insurance deposits	$9,850	$5,350
Other	3,285	4,171

Total	$13,135	$9,521

11. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	December 29, 2013	December 30, 2012
Bonuses	$8,393	$6,253
Accrued payroll	6,904	5,626
Vacation	6,634	6,747
Severance	65	2,528
Other	291	243

Total	$22,287	$21,397

12. Other Accrued Liabilities

A summary of other accrued liabilities is as follows:

	As Of
	December 29, 2013	December 30, 2012
Gift cards	$7,629	$5,423
Sales and use tax liabilities	5,723	4,852
Workers’ compensation / general liability reserves	5,575	3,093
Medical insurance claim reserves	4,167	2,738
Accrued occupancy related (CAM, property taxes, etc.)	2,646	2,456
Unamortized lease incentives	1,660	1,308
Closed store reserves	1,413	1,349
Interest	1,321	4,690
Other	2,824	1,652

Total	$32,958	$27,561

13. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	December 29, 2013	December 30, 2012
Senior Secured
$700.0 million Term Loan, net of original issue discount	April 2020	Variable	$311,240	$—
$60.0 million Revolving Credit Facility	April 2018	Variable	—	—
$410.0 million Term Loan, net of original issue discount	April 2018	Variable	—	391,544
$50.0 million Revolving Credit Facility	April 2016	Variable	—	—
Senior Subordinated Notes
$35.0 million Senior Subordinated Promissory Notes	July 2019	10%-14%	—	35,000

Total Debt			311,240	426,544
Less current portion			(5,822)	(1,788)

Long-term debt, net of current portion			$305,418	$424,756

Current portion of long-term debt is presented net of issue discount of $1.2 million and $2.3 million at December 29, 2013 and December 30, 2012, respectively. The noncurrent portion of long-term debt is presented net of issue discount of $5.8 million and $11.3 million at December 29, 2013 and December 30, 2012, respectively.

Debt Maturities

Aggregate annual maturities on long-term debt as of December 29, 2013 for each of the years are as follows:

2014	$7,000
2015	8,750
2016	7,000
2017	7,000
2018	5,250
Thereafter	283,250

Gross principal	318,250
Less: discount	(7,010)

Total debt at December 29, 2013	$311,240

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

Term Loan and Partial Repayment in IPO

On August 6, 2013, the Company used $340.0 million of the net proceeds from its IPO to make a partial repayment of the Term Loan. Such repayment resulted in a $9.0 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in the Company’s statement of operations for the year ended December 29, 2013.

Voluntary Prepayment on Term Loan

On December 27, 2013, the Company made a $40.0 million partial repayment of the Term Loan. Such repayment resulted in a $1.0 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in the Company’s statement of operations for the year ended December 29, 2013.

As of December 29, 2013, the outstanding balance of the Term Loan was $311.2 million, net of issue discount of $7.0 million. Financing fees and issue discount are being amortized to interest expense over the term of the Term Loan.

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

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit Facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and $5.0 million swingline loan subfacilities. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. There are no amounts outstanding on the Revolving Credit Facility at December 29, 2013. Letters of credit totaling $7.4 million have been issued as of December 29, 2013 primarily to support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at December 29, 2013 totaled $52.6 million.

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

The Company was in compliance with all applicable covenants under the Credit Facility as of December 29, 2013.

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

During April 2011, the Company borrowed $310.0 million (“Former Term Loan”), net of financing fees of $1.3 million and issue discount of $14.1 million, under the Former Term Loan and used the proceeds to effectuate the 2011 combination of Sprouts with Henry’s.

During April 2012, the Company amended the Former Senior Secured Credit Facilities and used the incremental commitments provision to borrow an additional $100.0 million, net of financing fees of $0.5 million and issue discount of $2.7 million, and used the proceeds to effectuate the Sunflower Transaction in May 2012.

In connection with the April 2013 Refinancing, the Company repaid the Former Term Loan in its entirety and recorded a related $8.2 million loss on extinguishment of debt as reflected in the consolidated statement of operations for the year ended December 29, 2013.

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

14. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	December 29, 2013	December 30, 2012
Unamortized lease incentives	$18,248	$12,498
Workers’ compensation / general liability reserves	13,219	9,476
Unfavorable lease liability	12,884	14,159
Deferred rent	10,762	8,038
Closed store reserves	3,300	3,864
ARO liability	2,575	2,362
Other	429	222

Total	$61,417	$50,619

Unfavorable leasehold interests of $3.9 million and $12.8 million were recognized in connection with the Sunflower Transaction and Henry’s Transaction, respectively, and are being amortized on a straight-line basis over the term of the underlying lease.

15. Self-Insurance Programs

General Liability and Workers’ Compensation

The Company carries insurance policies for general liability and workers’ compensation to minimize the risk of loss due to accident, injury and commercial liability claims resulting from its operations, and to comply with certain legal and contractual requirements.

The Company retains certain levels of exposure in its self-insurance programs and purchases coverage from third-party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported (“IBNR”). IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions. See Note 12, “Other Accrued Liabilities,” and Note 14, “Other Long-Term Liabilities” for amounts recorded for general liability and workers’ compensation liabilities.

Prior to the Henry’s transaction, S&F purchased third-party insurance for general liability under which Henry’s was covered.

Medical

The Company is self-insured for medical claims up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of IBNR claims. IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions. At December 29, 2013 and December 30, 2012, the Company had recorded a receivable for stop-loss payments from its medical insurance carriers of $1.1 million and $1.3 million, respectively, relating to the portion of the recorded liability that is expected to be recovered through those payments. The Company received payment for the 2012 receivable during 2013.

The estimated accruals for the self-insurance liabilities could be significantly affected if future occurrences and claims differ from historical trends.

16. Defined Contribution Plan

The Company maintains the Sprouts Farmers Market, Inc. Employee 401(k) Savings Plan (the “Plan”), which is a defined contribution plan covering all eligible team members. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to the Internal Revenue Code limitations. The Company provides for an employer matching contribution equal to 50% of each dollar contributed by the participants up to 6% of their eligible compensation.

During 2011, prior to the Henry’s Transaction, Henry’s employees participated in the Markets Retirement 401(k) Savings Plan (“Henry’s 401(k) Plan”), which allowed participants to contribute up to 95% of their eligible compensation, subject to certain maximums. In 2011 the Company matched 50% of each dollar contributed up to the first 4% of the participant’s eligible compensation and then matched 25% of each dollar contributed up to an additional 2% of the participant’s eligible compensation.

In conjunction with the Henry’s Transaction, the Company acquired the Henry’s 401(k) Plan, which was merged into the Plan effective January 1, 2012. Participants in the Henry’s 401(k) Plan are eligible for the same employer matching contribution as those under the Plan effective January 1, 2012.

Total expense recorded for the matching under all defined contribution plans:

Year Ended
December 29, 2013	December 30, 2012	January 1, 2012
$1,583	$1,128	$723

17. Closed Store Reserves

A summary of closed store reserve activity is as follows:

	As Of
	December 29, 2013	December 30, 2012
Beginning balance	$5,243	$5,427
Additions	363	4,343
Usage	(1,728)	(1,645)
Adjustments	835	(2,882)

Ending balance	$4,713	$5,243

Store closure and exit costs for 2013 include charges related to the closure of a former Sunflower warehouse, and adjustments to sublease estimates for stores and facilities already closed. Store closure and exit costs for 2012 include charges related to the closure of a former Sunflower administrative facility and one store offset by a $2.0 million favorable adjustment to the store closure reserve resulting from sublease rents in excess of original estimates and a $1.3 million favorable adjustment resulting from a lessor’s voluntary termination of a lease obligation previously reserved.

18. Income Taxes

Through the April 17, 2011, the Company’s consolidated financial statements reflect a charge for federal and state income taxes as if Henry’s had been subject to tax on a separate company basis during the periods presented. Subsequent to April 17, 2011, the Company’s (provision) benefit for income taxes is based on the new tax return filing group.

In July 2013, in connection with the IPO, the Company converted from a limited liability company to a C-corporation. During the period from April 17, 2011 until the corporate conversion, the Company had elected to be taxed as a corporation for income tax purposes.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of the following:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
U.S. Federal—current	$(15,684)	$(309)	$(1,433)
U.S. Federal—deferred	(12,203)	(12,687)	17,496

U.S. Federal—total	(27,887)	(12,996)	16,063
State—current	(3,299)	(1,105)	(588)
State—deferred	(1,555)	(1,166)	2,256

State—total	(4,854)	(2,271)	1,668

Total (provision) benefit	$(32,741)	$(15,267)	$17,731

Tax Rate Reconciliation

Income tax (provision) benefit differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Federal statutory rate	35.00%	35.00%	35.00%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	5.18	5.17	4.03
Nondeductible transaction costs	—	3.38	—
Other, net	(1.23)	0.36	0.22

Effective tax rate	38.95%	43.91%	39.25%

The effective income tax rate decreased to 38.95% in 2013 from 43.91% in 2012 as a result of increased tax credits and charitable contributions for 2013 and the non-deductible transaction costs incurred in 2012 related to the Sunflower Transaction. The effective income tax rate increased to 43.91% in 2012 from 39.25% in 2011 as a result of the non-deductible transaction costs incurred in 2012 related to the Sunflower Transaction.

Excess tax benefits associated with stock option exercises and antidilution payments made to optionholders are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $17.8 million, $0.1 million and $0.0 for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 29, 2013	December 30, 2012
Deferred tax assets
Employee benefits	$14,677	$13,731
Net operating loss carryforwards and tax credits	13,263	10,945
Lease related	63,512	54,798
Other accrued liabilities	6,714	5,048
Intangible assets	6,496	17,917
Charitable contribution carryforward	2,204	—
Inventories and other	538	1,401

Total gross deferred tax assets	107,404	103,840
Deferred tax liabilities
Depreciation and amortization	(73,991)	(56,670)

Total gross deferred tax liabilities	(73,991)	(56,670)

Net deferred tax asset	$33,413	$47,170

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

If realized, $3.6 million of net operating loss carry forwards will be recognized as a benefit through additional paid-in capital. Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of December 29, 2013 and December 30, 2012.

At December 29, 2013 and December 30, 2012, the Company has approximately $36.6 million and $28.4 million of federal net operating loss carryforwards, respectively, which are available to offset future federal taxable income from 2028 through 2033. The Company has net operating loss carryforwards for state income tax purposes of $8.4 million and $7.8 million as of December 29, 2013 and December 30, 2012, respectively, which are available to offset future state taxable income from 2014 through 2033. The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year. The Company has alternative minimum tax credits of $0.4 million which are available to offset future income taxes. These credits have no expiration date. The Company has general business credits of $1.0 million which are available to offset future income taxes until 2032 through 2033.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an “ownership change,” as defined by federal income tax code. Such an ownership change occurred on May 29, 2012, concurrent with the acquisition of Sunflower. The Company’s ability to utilize net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year.

In September 2013 the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014, however early adoption is permitted. The Company has analyzed the impacts of the tangible property regulations, and has determined we are in compliance with the regulations. The adoption of the regulations will not have a significant effect on the Company’s consolidated financial statements.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 29, 2013	December 30, 2012	January 1, 2012
Beginning balance	$150	$—	$307
Additions based on tax positions related to the current year	260	150	—
Reductions for tax positions of prior years	—	—	(307)

Net deferred tax asset (liability)	$410	$150	$—

At December 29, 2013 and December 30, 2012 the Company had unrecognized tax benefits of $0.4 million and $0.2 million (tax effected) that would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates an increase in the total amount of unrecognized tax benefits during the next twelve months related to depreciation for transaction cost allocation in the amount of $0.2 million.

The Company files income tax returns with federal and state tax authorities within the United States. The statute of limitations remains open for federal and state income tax examinations for the tax years 2011 and 2012. The statute of limitations remains open for Sunflower’s pre-merger federal tax returns for 2010 through 2012 and state tax returns for 2008 through 2012.

19. Related-Party Transactions

Transactions with S&F

Prior to April 18, 2011, transactions between Henry’s and S&F and its wholly owned subsidiaries commonly occurred in the normal course of business. These transactions included allocation of corporate costs, Henry’s participation in S&F’s centralized cash management system, self-insurance and share-based compensation plans as described further below.

Corporate Allocations

S&F and its wholly owned subsidiaries provided corporate and other services to Henry’s in the normal course of business. The financial statements for 2011 through April 17, 2011 include charges from S&F to Henry’s for corporate expenses relating to these transactions and services, using the following methodologies:

Direct Costs—costs incurred by S&F and its wholly owned subsidiaries on behalf of Henry’s were charged directly to the Company. Direct costs relate to store lease payments, common area maintenance charges, utilities, store design and construction costs, distribution service charges and other specifically identifiable costs. These specific costs are included within individual line items in the accompanying consolidated statements of operations.

Allocated Corporate Expenses—corporate overhead costs not specifically charged to Henry’s were generally allocated based on Henry’s sales, number of stores, case volume shipped or number of employees in relation to totals for S&F. Allocated corporate costs relate to real estate management, store design and construction, distribution services and general corporate services. Costs amounting to $2.6 million allocated to Henry’s for the year ended January 1, 2012, are included in the accompanying consolidated statements of operations. Those costs were previously presented as “allocated corporate costs”, but have been reclassified to costs of sales, buying and occupancy, direct store expenses and selling, general and administrative expenses as appropriate for the character of each cost item.

Management believes the allocation methodology described above is a fair and reasonable reflection of the utilization of the services provided to, or the benefit received by, Henry’s during the periods presented. The allocations may not, however, reflect the expense Henry’s would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if Henry’s had been a stand-alone company would depend on a number of factors, including the chosen organization structure, what functions were outsourced or performed by employees, and strategic decisions made in the areas such as information technology and infrastructure.

Henry’s operated a 241,000 square-foot leased facility primarily dedicated to produce fulfillment which served both Henry’s and S&F. The operations of the facility have been included in the accompanying consolidated financial statements of the Company through April 17, 2011 and costs of the facility have been allocated to Smart & Final Stores based on case volume shipped. On April 18, 2011, S&F kept the operations and assets and liabilities of the warehouse facility and the distribution of these assets and liabilities to S&F is netted with other assets and liabilities contributed to Henry’s and reflected as a contribution by S&F in equity, discussed in Note 2, “Basis of Presentation.”

S&F also operated under a Management Services Agreement with an Apollo affiliate, Apollo Management VI, L.P. whereby the Apollo affiliate provided certain investment banking, management, consulting and financial planning services to S&F. The Management Services Agreement was for a ten-year term starting in 2007 and S&F was obligated to pay the Apollo affiliate an annual fee of $1.5 million, payable on a quarterly basis. The management fees allocated to Henry’s as part of the allocated corporate expenses by S&F were $0.1 million during 2011.

S&F Centralized Cash Management

Henry’s participated in S&F’s centralized cash management system through April 17, 2011. The majority of cash received from the Henry’s operations was transferred to S&F’s centralized cash accounts and cash disbursements of Henry’s were funded from the centralized cash accounts on a daily basis as needed. The cash and cash equivalents held by S&F at the corporate level were not allocated to Henry’s for any of the periods presented. Transfers of cash to and from S&F’s cash management system were reflected as S&F equity on the accompanying consolidated statements of stockholders’ equity. No interest was charged or earned on the cash management account. Under this system, Henry’s had no external sources of financing, such as available lines of credit, as may be necessary to operate as a stand-alone entity.

Up to April 17, 2011, all significant intercompany transactions between Henry’s and S&F and its other subsidiaries have been included in the accompanying consolidated financial statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the accompanying consolidated statements of cash flows as a financing activity and in the accompanying consolidated balance sheets as stockholders’ equity. After April 17, 2011, all transactions between the Company and S&F were settled in cash.

S&F Share-Based Compensation

S&F granted stock options to employees under the S&F Stock Incentive Plan in which some of the Henry’s employees participated. Accounting guidance requires all share-based payments to be recognized in the statement of operations as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

The fair value of the options was estimated on the date of the grant using the Black-Scholes-Merton option-pricing model. S&F recognized the related compensation expense (the estimated fair value of the stock options) over the vesting period using the accelerated recognition method.

Compensation expense allocated to Henry’s for employees participating in the S&F Stock Incentive Plan amounted to $0.0 million for 2011.

S&F Equity

Prior to April 18, 2011, equity refers to the consolidated net assets of Henry’s which reflects S&F’s consolidated investment in Henry’s. Equity was impacted by capital contributions, cumulative net earnings of Henry’s, certain operational billings and payments/receipts between Henry’s and S&F, centralized cash management by S&F and general corporate and tax allocations from S&F.

A summary of the activity in the “Net transactions with S&F” in the equity account is as follows:

Year Ended January 1, 2012
Transactions with related parties	$(54,057)
Centralized cash management	40,111
Income taxes	1,214

Total	$(12,732)

A summary of the related party transactions between Henry’s and S&F and its subsidiaries included in the table above is as follows:

As of January 1, 2012
Cost of product shipped to affiliate	$(62,683)
Distribution costs associated with product shipped to affiliate	(4,266)
Cost of product received from affiliate	1,893
Distribution costs associated with product received from affiliate	10,999

Total	$(54,057)

Pursuant to the Transaction, S&F entered into a Transition Services Agreement (“TSA”), under which S&F received compensation for providing certain post-transaction support services to the Company for a period up to 180 days after the closing of the Henry’s Transaction. These services include warehousing and distribution, information technology support, human resources and payroll support as well as various other administrative support services. Total expenses incurred in connection with the TSA during 2011 amounted to $4.7 million.

Transactions with Other Related Parties

The Company incurred costs related to its use of a private aircraft owned by a member of senior management. During 2012 and 2011, fees paid in connection with the use of the aircraft were $0.6 million and $0.4 million, respectively. During 2012, the Company purchased the aircraft for $3.2 million.

Two stockholders are investors in a company that is a supplier of coffee to the Company. During 2013, 2012 and 2011, purchases from this company were $7.9 million, $5.6 million and $3.4 million, respectively. As of December 29, 2013, the Company had no receivable recorded from this vendor. As of December 30, 2012, the Company had recorded $0.4 million of accounts receivable due from this vendor related to vendor rebates. As of December 29, 2013 and December 30, 2012, the Company had recorded accounts payable due to this vendor of $0.7 million and $0.4 million, respectively.

On August 30, 2007, Sprouts Arizona entered into a services agreement with an outsourced service provider who is a stockholder of the Company, to perform substantially all of the Company’s bookkeeping services, including among other matters, general ledger maintenance, payroll processing, accounts payable processing, accounts receivable processing, and management reporting. The initial term of the services agreement was September 1, 2007 through September 1, 2009 with automatic renewal for successive one-year terms unless either party provides six months’ termination notice. During 2013, 2012 and 2011, fees and other expenses paid to the service under the terms of the Services Agreement were $2.4 million, $2.7 million and $2.2 million, respectively. The Company has an option to terminate the agreement early for a termination fee of $100,000. During 2013, the scope of services provided by the outsourced service provider was reduced. Subsequent to December 29, 2013, the Company gave notice to the service provider that it intends to not renew the services agreement.

As of December 30, 2012, $1.0 million of the Senior Subordinated Promissory Notes were held by certain members of senior management of the Company. These amounts were subsequently repaid and no amounts remain outstanding as of December 29, 2013.

In connection with our Credit Facility, we paid an arrangement fee of $0.8 million to an affiliate of Apollo. Apollo Global Securities, LLC, another affiliate of Apollo, was an underwriter of our IPO and secondary offering that closed on December 2, 2013, and received fees of approximately $0.9 million and $1.0 million, respectively.

20. Commitments and Contingencies

Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings and delivery equipment. These leases had an average remaining lease term of approximately 9 years as of December 29, 2013.

Rent expense charged to operations under operating leases in 2013, 2012 and 2011 totaled $64.7 million, $54.2 million and $41.1 million, respectively. Rent expense includes $1.4 million, $0.9 million and $0.6 million of contingent rent for 2013, 2012 and 2011, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at December 29, 2013 are as follows:

2014	$72,926
2015	82,405
2016	84,438
2017	82,643
2018	80,696
Thereafter	512,390

Total payments	$915,498

Capital and Financing Lease Commitments

The Company is committed under certain capital and financing leases for rental of buildings and equipment. These leases expire or become subject to renewal clauses at various dates from 2013 to 2032.

As of December 29, 2013, future minimum lease payments required by all capital and financing leases during the initial lease term are as follows:

Fiscal Year	Capital Leases	Financing Leases
2014	$540	$12,700
2015	538	13,440
2016	538	13,599
2017	538	13,411
2018	538	13,552
Thereafter	954	78,979

Total	3,646	145,681
Plus balloon payment (financing leases)	—	68,053
Less amount representing interest	(978)	(96,830)
Net present value of capital and financing lease obligations	2,668	116,904
Less current portion	(315)	(3,080)

Total long-term	$2,353	$113,824

The final payment under the financing lease obligations is a noncash payment which represents the conveyance of the property to the buyer-lessor at the end of the lease term, described as balloon payment in the table above.

In connection with the acquisition of Sunflower, the Company recorded a purchase price allocation of $22.6 million for financing lease obligations. In connection with the Henry’s Transaction, the Company recorded a purchase price allocation of $4.0 million and $63.2 million for the capital and financing lease obligations, respectively. The Company has recorded these liabilities at their estimated fair values at date of acquisition.

Other Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with insurance and self-insurance obligations. Estimation of insurance and self-insurance liabilities require significant judgments, and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss. See Note 15, “Self-Insurance Programs” for more information.

During 2012, the Company settled a trademark dispute for $2.7 million.

21. Capital stock

Common stock

On August 6, 2013, the Company completed its initial public offering of 21,275,000 shares of common stock of Sprouts Farmers Market, Inc., including 2,775,000 shares of common stock issued as a result of the exercise in full of the underwriters’ option to purchase additional shares, at a price of $18.00 per share. The Company sold 20,477,215 shares of common stock, including the additional shares, and certain stockholders sold the remaining 797,785 shares.

The Company received net proceeds from the IPO of approximately $344.1 million, after deducting underwriting discounts and offering expenses.

On April 24, 2013, the Company paid a total distribution of $282.0 million to stockholders. Additionally, pursuant to the anti-dilution provisions of the 2011 Option Plan (as defined in Note 23 “Equity-Based Compensation” below), the Company paid $13.9 million to certain vested option holders and reduced the exercise price on unvested and certain vested options.

The payment was made first from retained earnings to date as of the payment date, and payment in excess of retained earnings was made from additional paid-in capital.

As of December 29, 2013, 147,616,560 shares of common stock have been issued by the Company, 38.2% of which is held by the Apollo Funds. As of December 29, 2013, 9,681,960 shares of common stock are reserved for issuance under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (see Note 23, “Equity-Based Compensation”). During 2013, options were exercised in exchange for the issuance of 1,194,999 shares of common stock and the Company repurchased 12,375 of the shares of common stock issued in one exercise. During 2012, options were exercised in exchange for the issuance of 189,585 shares of common stock and subsequently, the Company repurchased 24,585 of the shares of common stock.

Equity prior to April 18, 2011 represents the consolidated net assets of Henry’s, which reflected S&F’s consolidated investment in Henry’s. Activity in the consolidated statement of stockholders’ equity prior to April 18, 2011 is summarized in Note 19, “Related-Party Transactions.”

Weighted average shares outstanding for periods prior to the Henry’s Transaction assume the same shares outstanding as immediately after the transaction per accounting guidance.

During 2012, 62,271 of the Company’s shares that were previously held in escrow pursuant to indemnification arrangements set forth in agreements entered into in connection with the Sunflower Transaction were forfeited pursuant to the terms of such agreements and redistributed to certain Company equity holders in accordance with the terms of such agreements and the Company’s LLC Agreement.

During 2013, the Company received $0.2 million from certain officers as the return of deemed profits on the purchase of stock in our IPO and the subsequent sale of our stock within six months. These proceeds are included in “Issuance of shares in IPO, net of issuance costs” in the consolidated statements of stockholders’ equity and in “Proceeds from the issuance of shares” in the consolidated statements of cash flows.

Preferred Stock

The Company’s board of directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 10,000,000 shares of the Company’s preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further action by the Company’s stockholders. The Company’s board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding. The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of the Company and might adversely affect the market price of the Company’s common stock and the voting and other rights of the holders of the Company’s common stock. The Company has no current plan to issue any shares of preferred stock.

22. Net Income (Loss) per Share

The computation of net income (loss) per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income (loss) per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Basic net income per share:
Net income (loss)	$51,326	$19,500	$(27,445)

Weighted average shares outstanding	134,622	119,427	96,954

Basic net income (loss) per share	$0.38	$0.16	$(0.28)

Diluted net income per share:
Net income (loss)	$51,326	$19,500	$(27,445)

Weighted average shares outstanding	134,622	119,427	96,954

Effect of dilutive options:
Assumed exercise of options to purchase shares	5,143	2,354	—

Weighted average shares and equivalent shares outstanding	139,765	121,781	96,954

Diluted net income (loss) per share	$0.37	$0.16	$(0.28)

Weighted average shares outstanding for periods prior to the Henry’s Transaction assume the same shares outstanding as immediately after the transaction per accounting guidance.

The computation of diluted earnings per share for the year ended December 29, 2013 includes all options as no options were antidilutive. The computation of diluted earnings per share for the year ended December 30, 2012 does not include 1,674,112 options as those options would have been antidilutive. For the year ended January 1, 2012 the computation of diluted loss per share does not include 6,366,932 options as there was a net loss per share.

23. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s IPO and replaced the 2011 Option Plan (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members.

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

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of December 29, 2013, 9,681,960 shares of common stock are reserved for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company (“options”). The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan.

During 2013, the Company awarded 209,000 options to team members under the 2011 Option Plan at exercise prices of $9.15 and grant date fair values of $2.33 to $3.10.

Prior to the IPO options were granted to certain team members at a price determined by the Board in its sole discretion. The maximum contractual term for such options was seven years. The options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based. Time-based options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets set for each year. Vesting schedules of future grants may differ. In the event of a change in control as defined in the 2013 Incentive Plan and 2011 Option Plan, all options become immediately vested and exercisable.

Shares issued for option exercises are newly issued shares.

The estimated fair values of options granted during 2013, 2012 and 2011 range from $1.07 to $5.92, and were calculated using the following assumptions:

	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	31.03% to 37.38%	32.36% to 38.59%	38.58% to 41.18%
Risk free interest rate	0.56% to 1.36%	0.40% to 0.77%	0.57% to 1.88%
Expected term, in years	4.00 to 5.00	3.75 to 5.00	3.63 to 4.83

The grant date weighted average fair value of the 2.7 million options issued but not vested as of December 29, 2013 was $2.09. The grant date weighted average fair value of the 5.8 million options issued but not vested as of December 30, 2012 was $1.45. The grant date weighted average fair value of the 6.9 million options issued but not vested as of January 1, 2012 was $1.14.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Grant date weighted average fair value of options granted	$4.27	$1.99	$1.12
Grant date weighted average fair value of options forfeited	$1.85	$1.17	$—

Expected volatility is calculated based upon historical volatility data from a group of comparable companies over a timeframe consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders.

The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2011	—	$—
Granted	10,140,240	3.33
Forfeited	(558,228)	3.33

Outstanding at January 1, 2012	9,582,012	3.33

Exercisable—January 1, 2012	2,400,486	3.33	6.35	$6,455

Vested/Expected to vest—January 1, 2012	9,582,012	3.33	6.35	$25,767

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	9,582,012	$3.33
Granted	2,609,200	6.32
Forfeited	(398,222)	3.97
Exercised	(220,000)	3.33		$592

Outstanding at December 30, 2012	11,572,990	3.99	5.65	$59,688

Exercisable—December 30, 2012	5,743,320	3.61	5.45	$31,849

Vested/Expected to vest—December 30, 2012	11,533,489	3.98	5.65	$59,639

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2012	11,572,990	$3.99
Granted	616,112	14.24
Forfeited	(141,441)	5.24
Exercised	(1,194,999)	3.20		$38,628

Outstanding at December 29, 2013	10,852,662	3.56	4.82	$375,866

Exercisable—December 29, 2013	8,120,756	3.16	4.65	$284,476

Vested/Expected to vest—December 29, 2013	10,754,773	3.52	4.81	$372,822

Equity-based compensation expense was as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cost of sales, buying and occupancy	$672	$502	$269
Direct store expenses	104	127	134
Selling, general and administrative expenses	5,004	4,024	3,371

Total equity-based compensation expense	$5,780	$4,653	$3,774

Total equity-based compensation expense for 2013 included additional expense of $0.5 million related to anti-dilution provision payments made to certain option holders. See Note 21, “Stockholders’ Equity” for more information.

The Company recognized income tax benefits of $2.3 million, $1.9 million and $1.5 million for 2013, 2012, and 2011, respectively.

As of December 29, 2013, total unrecognized compensation expense related to outstanding options was $4.3 million, which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.1 years on a weighted-average basis.

During the years ended December 29, 2013 and December 30, 2012, the Company received $3.8 million and $0.5 million in cash proceeds from the exercise of options, respectively.

During the years ended December 29, 2013 and December 30, 2012, the Company recorded $13.4 million and $0.1 million of tax benefits from the exercise of options, respectively.

Item 9.	Changes In and Disagreements with Accountants on Auditing and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 29, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because, as of December 29, 2013, we continued to have a material weakness related to our internal controls with respect to costing of non-perishable inventories.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended December 29, 2013, we further refined internal control procedures to address the previously identified material weakness related to our internal controls with respect to costing of non-perishable inventories. These internal control changes include the continued development and implementation of a system to automate the calculation of weighted-average cost on a per unit basis that is designed to replace our statistical sampling method in the future. We will continue to use statistical sampling and other estimation methods until we believe that the automated solution is in place for a sufficient period of time and can be relied upon.

Except for the items described above, during the quarterly period ended December 29, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (referred to as “Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act.

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

The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2013, and is incorporated herein by reference.

We have adopted a Code of Ethics – Principal Executive Officer and Senior Financial Officers (referred to as the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. The Code is publicly available on our website at http://files.shareholder.com/downloads/AMDA-1TN20F/2628473425x0x680152/b0033be9-9cd0-4c06-88cc-94f992ed6584/Code_of_Ethics_-_Principal_Executive_Officer_and_Senior_Financial_Officers.pdf and we will provide disclosure of future updates, amendments or waivers from the Code by posting them to our investor relations website located at http://investors.sprouts.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules: No schedules are required.

3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.8	Merger Agreement, dated as of March 9, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.8.1	First Amendment to Merger Agreement, dated as of May 8, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (2)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (2)

10.11†	Nature’s Best Distribution Agreement dated as of April 14, 2010 (4)

10.11.1†	First Amendment, dated as of May 31, 2011, to Nature’s Best Distribution Agreement (4)

10.11.2†	Second Amendment, dated as of February 17, 2012, to Nature’s Best Distribution Agreement (4)

10.11.3†	Third Amendment, dated as of July 6, 2012, to Nature’s Best Distribution Agreement (4)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

10.13	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

10.14	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.2	Consent of Buxton Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted separately to the SEC pursuant to Rule 406 under the Securities Act.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on June 17, 2013, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-192165) filed with the SEC on November 7, 2013, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 27, 2014	By:	/s/ J. Douglas Sanders
	Name:	J. Douglas Sanders
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Douglas Sanders J. Douglas Sanders	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ Amin N. Maredia Amin N. Maredia	Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ Donna Berlinski Donna Berlinski	Vice President and Controller (Principal Accounting Officer)	February 27, 2014

/s/ Andrew S. Jhawar Andrew S. Jhawar	Chairman of the Board	February 27, 2014

/s/ Shon Boney Shon Boney	Director	February 27, 2014

/s/ Joseph Fortunato Joseph Fortunato	Director	February 27, 2014

/s/ George G. Golleher George G. Golleher	Director	February 27, 2014

/s/ Terri Funk Graham Terri Funk Graham	Director	February 27, 2014

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	February 27, 2014

/s/ Steven H. Townsend Steven H. Townsend	Director	February 27, 2014

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.8	Merger Agreement, dated as of March 9, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.8.1	First Amendment to Merger Agreement, dated as of May 8, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (2)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (2)

10.11†	Nature’s Best Distribution Agreement dated as of April 14, 2010 (4)

10.11.1†	First Amendment, dated as of May 31, 2011, to Nature’s Best Distribution Agreement (4)

10.11.2†	Second Amendment, dated as of February 17, 2012, to Nature’s Best Distribution Agreement (4)

10.11.3†	Third Amendment, dated as of July 6, 2012, to Nature’s Best Distribution Agreement (4)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

10.13	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

10.14	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

23.2	Consent of Buxton Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted separately to the SEC pursuant to Rule 406 under the Securities Act.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on June 17, 2013, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-192165) filed with the SEC on November 7, 2013, and incorporated herein by reference.