Form 10-Q
period 2014-03-30
Sprouts Farmers Market, Inc.
filed 2014-05-07
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

As of May 5, 2014, there were outstanding 149,718,810 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2014

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 30, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$149,048	$77,652
Accounts receivable, net	14,089	9,524
Inventories	121,454	118,256
Prepaid expenses and other current assets	6,734	8,049
Deferred income tax asset	12,402	18,146

Total current assets	303,727	231,627
Property and equipment, net of accumulated depreciation	371,689	348,830
Intangible assets, net of accumulated amortization	195,144	195,467
Goodwill	368,078	368,078
Other assets	13,725	13,135
Deferred income tax asset	14,548	15,267

Total assets	$1,266,911	$1,172,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,001	$111,159
Accrued salaries and benefits	21,657	22,287
Other accrued liabilities	31,078	32,958
Current portion of capital and financing lease obligations	3,746	3,395
Current portion of long-term debt	5,829	5,822

Total current liabilities	210,311	175,621
Long-term capital and financing lease obligations	119,922	116,177
Long-term debt	303,959	305,418
Other long-term liabilities	64,997	61,417

Total liabilities	699,189	658,633

Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 149,492,715 and 147,616,560 shares issued and outstanding, March 30, 2014 and December 29, 2013, respectively	149	147
Additional paid-in capital	499,343	479,127
Retained earnings	68,230	34,497

Total stockholders’ equity	567,722	513,771

Total liabilities and stockholders’ equity	$1,266,911	$1,172,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Net sales	$722,606	$573,694
Cost of sales, buying and occupancy	498,747	399,774

Gross profit	223,859	173,920
Direct store expenses	138,231	114,661
Selling, general and administrative expenses	22,479	16,724
Store pre-opening costs	947	1,714
Store closure and exit costs	533	775

Income from operations	61,669	40,046
Interest expense	(6,467)	(10,165)
Other income	96	133

Income before income taxes	55,298	30,014
Income tax provision	(21,565)	(11,897)

Net income	$33,733	$18,117

Net income per share:
Basic	$0.23	$0.14
Diluted	$0.22	$0.14
Weighted average shares outstanding:
Basic	147,759	125,969

Diluted	153,294	129,184

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
Balances at December 30, 2012	125,956,721	$126	$395,480	$(8,851)	$386,755
Net income	—	—	—	51,326	51,326
Issuance of shares under Option Plans	1,194,999	1	3,820	—	3,821
Issuance of shares in IPO, net of issuance costs	20,477,215	20	344,304	—	344,324
Repurchase of shares	(12,375)	—	(113)	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	(282,029)
Antidilution payments made to optionholders	—	—	(13,892)	—	(13,892)
Excess income tax benefit for exercise of options	—	—	13,424	—	13,424
Tax benefit of antidilution payments made to optionholders	—	—	4,402	—	4,402
Tax effect of forfeiture of vested options in equity	—	—	(27)	—	(27)
Equity-based compensation	—	—	5,780	—	5,780

Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$513,771
Net income	—	—	—	33,733	33,733
Issuance of shares under Option Plans	1,876,155	2	4,026	—	4,028
Excess income tax benefit for exercise of options	—	—	14,783	—	14,783
Equity-based compensation	—	—	1,407	—	1,407

Balances at March 30, 2014	149,492,715	$149	$499,343	$68,230	$567,722

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities
Net income	$33,733	$18,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,026	11,064
Accretion of asset retirement obligation	40	37
Amortization of financing fees and debt issuance costs	394	720
Loss on disposal of property and equipment	727	19
Equity-based compensation	1,407	1,049
Excess tax benefit for exercise of stock options	(14,783)	—
Deferred income taxes	6,234	10,934
Changes in operating assets and liabilities:
Accounts receivable	(1,203)	327
Inventories	(3,198)	(3,918)
Prepaid expenses and other current assets	2,557	949
Other assets	(686)	315
Accounts payable	22,920	25,519
Accrued salaries and benefits	(631)	(3,968)
Other accrued liabilities	11,889	(725)
Other long-term liabilities	3,840	2,985

Net cash provided by operating activities	76,266	63,424

Cash flows from investing activities
Purchases of property and equipment	(18,240)	(27,429)
Proceeds from sale of intangible assets	—	139
Proceeds from sale of property and equipment	51	—

Net cash used in investing activities	(18,189)	(27,290)

Cash flows from financing activities
Payments on term loan	(1,750)	(2,050)
Payments on capital lease obligations	(131)	(120)
Payments on financing lease obligations	(726)	(1,438)
Cash from landlord related to financing lease obligations	577	983
Excess tax benefit for exercise of stock options	14,783	—
Proceeds from the exercise of stock options	566	75

Net cash provided by (used in) financing activities	13,319	(2,550)

Net increase in cash and cash equivalents	71,396	33,584
Cash and cash equivalents at beginning of the period	77,652	67,211

Cash and cash equivalents at the end of the period	$149,048	$100,795

Supplemental disclosure of cash flow information
Cash paid for interest	$6,062	$9,610
Cash paid for income taxes	1	50
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$21,794	$7,665
Property acquired through capital and financing lease obligations	4,377	6,240

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013 included in the Company’s Annual Report on Form 10-K, filed on February 27, 2014.

On August 6, 2013, the Company completed its initial public offering (“IPO”) of 21,275,000 shares of common stock at a price of $18.00 per share. The Company sold 20,477,215 shares of common stock, and certain stockholders sold the remaining 797,785 shares. The Company received net proceeds from the IPO of $344.1 million, after deducting underwriting discounts and offering expenses. See Note 11, “Stockholders’ Equity” for more information.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal years 2014 and 2013 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

The Company has one reportable and one operating segment.

The Company’s business is subject to modest seasonality. Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 25% of the Company’s net sales for the thirteen weeks ended March 30, 2014, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

All dollar amounts are in thousands, unless otherwise noted.

2. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends Accounting Standards Codification (“ASC”) 405, “Liabilities.” The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The provisions are effective for the Company’s first quarter of 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” ASU No. 2013-11 requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The provisions are effective for the Company’s first quarter of 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Term Loan (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of March 30, 2014 and December 29, 2013. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	March 30, 2014	December 29, 2013
Vendor	$7,450	$5,183
Receivable for exercise price of options exercised in secondary offering	3,463	—
Medical insurance receivables	536	1,089
Other	2,640	3,252

Total	$14,089	$9,524

Medical insurance receivables relate to amounts receivable from the Company’s health insurance carrier for claims in excess of stop-loss limits.

As of March 30, 2014 and December 29, 2013, the Company had recorded allowances of $0.3 million and $0.3 million, respectively, for certain vendor receivables.

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	March 30, 2014	December 29, 2013
Accrued payroll	$9,440	$6,904
Vacation	7,251	6,634
Bonuses	4,294	8,393
Severance	153	65
Other	519	291

Total	$21,657	$22,287

6. Long-Term Debt

A summary of long-term debt is as follows:

	Maturity	Interest Rate	As Of
Facility			March 30, 2014	December 29, 2013
Senior Secured
Term Loan, net of original issue discount	April 2020	Variable	$309,788	$311,240
$60.0 million Revolving Credit Facility	April 2018	Variable	—	—

Total debt			309,788	311,240
Less current portion			(5,829)	(5,822)

Long-term debt, net of current portion			$303,959	$305,418

Current portion of long-term debt is presented net of issue discount of $1.2 million and $1.2 million as of March 30, 2014 and December 29, 2013, respectively. The noncurrent portion of long-term debt is presented net of issue discount of $5.5 million and $5.8 million as of March 30, 2014 and December 29, 2013, respectively.

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

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit Facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and $5.0 million swingline loan subfacilities. Letters

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

of credit issued under the facility reduce the borrowing capacity on the total facility. There are no amounts outstanding on the Revolving Credit Facility at March 30, 2014. Letters of credit totaling $7.4 million have been issued as of March 30, 2014 primarily to support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at March 30, 2014 totaled $52.6 million.

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

The Company was in compliance with all applicable covenants under the Credit Facility as of March 30, 2014.

7. Closed Store Reserves

The following is a summary of closed store reserve activity during the thirteen weeks ended March 30, 2014 and fiscal year ended December 29, 2013:

	March 30, 2014	December 29, 2013
Beginning balance	$4,713	$5,243
Additions	400	363
Usage	(401)	(1,728)
Adjustments	—	835

Ending balance	$4,712	$4,713

Additions made during 2014 relate to the closure and relocation of one store, and usage during 2014 relates to lease payments made during the quarter for closed stores. Activity during 2013 includes charges related to the closure of a former Sunflower warehouse, and adjustments to sublease estimates for stores and facilities already closed.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended March 30, 2014 and March 31, 2013 was 39.0% and 39.6%, respectively. The decrease in the effective tax rate was primarily the result of an increase in tax credits and charitable contributions.

In September 2013 the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014, however early adoption is permitted. The Company has analyzed the impacts of the tangible property regulations, and has determined it is in compliance with the regulations. The adoption of the regulations has not had a significant effect on the Company’s consolidated financial statements.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $14.8 million for the thirteen weeks ended March 30, 2014. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable. An additional $7.5 million of excess tax benefits were incurred during the quarter which are available to be recognized as a benefit through additional paid-in capital once the deduction reduces income taxes payable.

9. Related-Party Transactions

Two stockholders, including a member of the Company’s board of directors, are investors in a company that is a supplier of coffee to the Company. During the thirteen weeks ended March 30, 2014 and March 31, 2013, purchases from this company were $2.0 million and $2.0 million, respectively. As of March 30, 2014 and March 31, 2013, the Company had recorded accounts payable due to this vendor of $0.7 million and $0.7 million, respectively.

The Company is party to a services agreement (the “Services Agreement”) with an outsourced service provider who is a stockholder of the Company, to perform certain of the Company’s bookkeeping services including general ledger maintenance, accounts payable processing and cash management. The Services Agreement provides for successive one-year terms unless either party provides six months’ termination notice. During the thirteen weeks ended March 30, 2014 and March 31, 2013, fees and other expenses paid to the service provider under the terms of the Services Agreement were $0.6 million and $0.6 million, respectively. During 2013, the scope of services provided by the outsourced service provider was reduced. The Company has given notice to the service provider that it intends not to renew the Services Agreement when its current term expires on September 1, 2014.

10. Commitments and Contingencies

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

11. Stockholders’ Equity

Secondary Offerings

On December 2, 2013, certain of the Company’s stockholders completed a secondary public offering of 19,550,000 shares of common stock, which included 1.2 million options exercised and sold by certain of the Company’s option holders (the “December Secondary Offering”). On April 2, 2014, certain of the Company’s stockholders completed a secondary public offering of 17,250,000 shares of common stock, which included 1.6 million options exercised and sold by certain of the Company’s option holders (the “April Secondary Offering”). See Note 13, “Equity-Based Compensation” for more details on the option exercises in the April Secondary Offering. The Company did not sell any shares in the December Secondary Offering or the April Secondary Offering.

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

Distribution to Stockholders

On April 24, 2013, the Company paid a total distribution of $282.0 million to stockholders. Additionally, pursuant to the anti-dilution provisions of the 2011 Option Plan (as defined in Note 13 “Equity-Based Compensation” below), the Company paid $13.9 million to certain vested option holders and reduced the exercise price of unvested and certain vested options.

The payment was made first from retained earnings to date as of the payment date, and payment in excess of retained earnings was made from additional paid-in capital.

12. Net Income Per Share

The computation of net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options and assumed vesting of restricted stock units (“RSUs”).

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Basic net income per share:
Net income	$33,733	$18,117

Weighted average shares outstanding	147,759	125,969

Basic net income per share	$0.23	$0.14

Diluted net income per share:
Net income	$33,733	$18,117

Weighted average shares outstanding	147,759	125,969
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	5,535	3,215

Weighted average shares and equivalent shares outstanding	153,294	129,184

Diluted net income per share	$0.22	$0.14

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

For the thirteen weeks ended March 30, 2014 the computation of diluted net income per share does not include 0.7 million options as those options would have been antidilutive or were unvested performance-based options and does not include 0.1 million RSUs as those RSUs would have been antidilutive. For the thirteen weeks ended March 31, 2013, the computation of diluted net income per share does not include 2.7 million options, as those options would have been antidilutive or were unvested performance-based options.

13. Equity-Based Compensation

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

On March 4, 2014, under the 2013 Incentive Plan, the Company granted to certain officers and team members time-based options to purchase an aggregate of 320,041 shares of common stock at an exercise price of $39.01 per share, with a grant date fair value of $10.66. The Company also granted an aggregate of 108,980 RSUs with a grant date fair value of $39.01.

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

Options

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

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years.

In the event of a change in control as defined in the 2011 Option Plan and 2013 Incentive Plan, all options under such plans become immediately vested and exercisable and all RSUs become immediately vested.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Cost of sales, buying and occupancy	$197	$131
Direct store expenses	136	24
Selling, general and administrative expenses	1,074	894

Equity-based compensation expense before income taxes	1,407	1,049
Income tax benefit	(563)	(420)

Net equity-based compensation expense	$844	$629

As of March 30, 2014 and December 29, 2013, there were approximately 2.5 million and 2.7 million unvested options outstanding, respectively.

As of March 30, 2014, total unrecognized compensation expense related to outstanding options was $6.2 million which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.2 years on a weighted-average basis.

As of March 30, 2014, total unrecognized compensation expense related to outstanding RSUs was $4.1 million which, if the service conditions are fully met, is expected to be recognized over the next 2.5 years on a weighted-average basis.

During the thirteen weeks ended March 30, 2014, the Company received $0.6 million in cash proceeds from the exercise of options.

On March 28, 2014, team members exercised a total of 1.6 million options and sold shares acquired in that exercise in a secondary offering of the Company’s common stock. Proceeds from such exercises, totaling $3.4 million were received subsequent to March 30, 2014, when the offering closed on April 2, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed February 27, 2014 with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market, Inc. is a high-growth, differentiated, specialty retailer of natural and organic food focusing on health and wellness at great value. We offer a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 171 stores in nine states as of March 30, 2014, we are one of the largest specialty retailers of natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened four stores and relocated one store during the first quarter of 2014. We expect to continue to expand our store base with 23-24 store openings planned in fiscal 2014, of which five have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 12% or more annual new store growth for at least the next five years.

We also believe we can continue to improve our comparable store sales growth by enhancing our core value proposition and distinctive customer-oriented shopping experience, as well as through expanding and refining our fresh, natural and organic product offerings, our targeted and personalized marketing efforts and our in-store education. We believe our operating margins will continue to benefit from scale efficiencies, enhanced information technology systems, continued cost discipline and enhancements to our merchandise offerings. We are committed to growing the Sprouts brand by supporting our stores, product offerings and corporate partnerships, including the expansion of innovative marketing and promotional strategies through print, digital and social media platforms, all of which promote our mission of “Healthy Living for Less.”

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P., and added 43 stores by merging with Henry’s Holdings, LLC (referred to as “Henry’s”) and its Sun Harvest-brand stores. Our merger with Henry’s brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. (referred to as “Sunflower”) and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our initial public offering (referred to as our “IPO”).

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. The first quarters of fiscal 2014 and 2013 were thirteen-week periods ended March 30, 2014 and March 31, 2013, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. We do not include sales taxes in net sales.

We monitor our comparable store sales growth to evaluate and identify trends in our sales performance. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales beginning on the day of closure. We include sales from an acquired store in comparable store sales on the later of (i) the day of acquisition or (ii) the first day of the 61st week following the store’s opening. We also include sales from relocated stores immediately after relocation. These practices may differ from the methods that other retailers use to calculate similar measures.

Net sales are affected by store openings and closings and comparable store sales growth. Factors that influence comparable store sales growth and other sales trends include:

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries and benefits costs, equity-based compensation, advertising and corporate overhead.

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

Provision for income taxes

Prior to our IPO, we were structured as a limited liability company, but we elected to be taxed as a corporation for income tax purposes. We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation. The corporate conversion has not had a material impact on our results of operations, financial position or cash flows since we were treated as a corporation for income tax purposes prior to the conversion.

In September 2013, the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014; however, early adoption is permitted. We have analyzed the impacts of the tangible property regulations, and have determined we are in compliance with the regulations. The adoption of the regulations did not have a significant effect on our consolidated financial statements.

Factors Affecting Comparability of Results of Operations

April 2013 Refinancing

In April 2013, we completed a transaction (referred to as the “April 2013 Refinancing”) in which we refinanced our debt by entering into a new credit facility (referred to as the “Credit Facility”) and made a distribution to our equity and option holders, as further discussed in Note 6 “Long-Term Debt” and Note 11 “Stockholders’ Equity” to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The Credit Facility provides for a $700.0 million term loan (referred to as the “Term Loan”) and a $60.0 million senior secured revolving credit facility (referred to as the “Revolving Credit Facility”). The April 2013 Refinancing resulted in an increase in borrowings and reduction in interest rate commencing in April 2013.

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

Secondary Offerings

On December 2, 2013, certain of our stockholders completed a secondary public offering of 19,550,000 shares of common stock, including 2,550,000 shares of common stock sold as a result of the exercise in full of the underwriters’ option to purchase additional shares, at a price of $37.00 per share (referred to as the “December Secondary Offering”).

On April 2, 2014, certain of our stockholders completed a secondary public offering of 17,250,000 shares of common stock, including 2,250,000 shares of common stock sold as a result of the exercise in full of the underwriters’ option to purchase additional shares, at a price of $33.75 per share (referred to as the “April Secondary Offering”).

We did not sell any shares in the December Secondary Offering or the April Secondary Offering.

Results of Operations for Thirteen Weeks Ended March 30, 2014 and March 31, 2013

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	March 30, 2014	March 31, 2013
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$722,606	$573,694
Cost of sales, buying and occupancy	498,747	399,774

Gross profit	223,859	173,920
Direct store expenses	138,231	114,661
Selling, general and administrative expenses	22,479	16,724
Store pre-opening costs	947	1,714
Store closure and exit costs	533	775

Income from operations	61,669	40,046
Interest expense	(6,467)	(10,165)
Other income	96	133

Income before income taxes	55,298	30,014
Income tax provision	(21,565)	(11,897)

Net income	$33,733	$18,117

	Thirteen weeks ended
	March 30, 2014	March 31, 2013
Comparable store sales growth(1)	12.8%	8.0%
Other Operating Data:
Stores at beginning of period	167	148
Opened	4	6

Stores at end of period(2)	171	154

(1)	See the explanation of “comparable store sales growth” above under “Components of Operating Results – Net Sales.”
(2)	During the thirteen weeks ended March 30, 2014, we also relocated one store.

Comparison of Thirteen Weeks Ended March 30, 2014 to Thirteen Weeks Ended

March 31, 2013

Net sales

	Thirteen weeks ended
	March 30, 2014	March 31, 2013	Change	% Change
Net sales	$722,606	$573,694	$148,912	26%
Comparable store sales growth	12.8%	8.0%

Net sales increased during the thirteen weeks ended March 30, 2014 as compared to the thirteen weeks ended March 31, 2013, primarily as a result of (i) sales growth at stores operated prior to March 31, 2013 and (ii) new store openings after March 31, 2013. Comparable store sales growth and new store openings during fiscal 2013 not yet reflected in comparable store sales growth contributed $81.3 million, or 55%, of the increase in net sales during the thirteen weeks ended March 30, 2014. Additionally, $67.6 million, or 45%, of the increase in net sales resulted from new store openings after March 31, 2013.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	March 30, 2014	March 31, 2013	Change	% Change
Net sales	$722,606	$573,694	$148,912	26%
Cost of sales, buying and occupancy	498,747	399,774	98,973	25%
Gross profit	223,859	173,920	49,939	29%
Gross margin	31.0%	30.3%	0.7%

Cost of sales, buying and occupancy increased during the thirteen weeks ended March 30, 2014 compared to the thirteen weeks ended March 31, 2013, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $45.0 million as a result of increased sales volume and $4.9 million as a result of increased margin. The 70 basis point increase in gross margin during the thirteen weeks ended March 30, 2014 was primarily driven by leverage in occupancy, utilities and buying costs. We also experienced higher margins in produce, due to strong product quality and availability, and lower merchandise costs from vendor discounts in certain departments. These increases were partially offset by promotional activities.

Direct store expenses

	Thirteen weeks ended
	March 30, 2014	March 31, 2013	Change	% Change
Direct store expenses	$138,231	$114,661	$23,570	21%
Percentage of net sales	19.1%	20.0%	(0.9)%

Direct store expenses increased $23.6 million, primarily due to $13.3 million of direct store expenses related to stores opened since March 31, 2013. The remaining $10.3 million increase in direct store expenses is associated with stores operated prior to the thirteen weeks ended March 31, 2013. Direct store expenses, as a percentage of net sales, decreased 90 basis points primarily due to leverage in labor and depreciation, in addition to lower utilization of medical benefits.

Selling, general and administrative expenses

	Thirteen weeks ended
	March 30, 2014	March 31, 2013	Change	% Change
Selling, general and administrative expenses	$22,479	$16,724	$5,755	34%
Percentage of net sales	3.1%	2.9%	0.2%

The increase in selling, general and administrative expenses included $1.4 million of secondary offering expenses including related payroll taxes, $1.2 million of corporate payroll expense, $0.9 million of bonus expense, $0.5 million of advertising expense and increases related to IT initiatives, consulting and regional expenses due to increased store count. Selling, general and administrative expenses increased as a percentage of net sales during the thirteen weeks ended March 30, 2014 primarily due to the secondary offering expenses discussed above. Excluding this item, selling, general and administrative expenses as a percentage of sales were relatively consistent.

Store pre-opening costs

Store pre-opening costs were $0.9 million for the thirteen weeks ended March 30, 2014 and $1.7 million for the thirteen weeks ended March 31, 2013. Store pre-opening costs in the thirteen weeks ended March 30, 2014 included $0.9 million related to opening four stores and relocating one store during that period and $0.1 million associated with stores opening during the next quarter. Store pre-opening costs in the thirteen weeks ended March 31, 2013 included $1.0 million related to opening six stores during that period and $0.7 million for stores opened in the next quarter.

Store closure and exit costs

Store closure and exit costs for the thirteen weeks ended March 30, 2014 included costs related to the relocation of one store and ongoing expenses related to prior closures. Store closure and exit costs for the thirteen weeks ended March 31, 2013 consisted primarily of costs to close a former Sunflower warehouse and adjustments to sublease estimates for stores and facilities already closed.

Interest expense

Interest expense decreased to $6.5 million for the thirteen weeks ended March 30, 2014 from $10.2 million for the thirteen weeks ended March 31, 2013. The decrease in interest expense is due to the lower principal balance of our Term Loan, the repayment of higher interest debt in the April 2013 Refinancing, the repayment of the senior subordinated notes and the interest rate reduction under our Credit Facility in conjunction with our IPO.

Income tax provision

Income tax provision increased to $21.6 million for the thirteen weeks ended March 30, 2014 from $11.9 million for the thirteen weeks ended March 31, 2013, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 39.0% in the thirteen weeks ended March 30, 2014 from 39.6% in the thirteen weeks ended March 31, 2013 due to an increase in tax credits and charitable contributions.

Net income

	Thirteen weeks ended
	March 30, 2014	March 31, 2013	Change	% Change
Net income	$33,733	$18,117	$15,616	86%
Percentage of net sales	4.7%	3.2%	1.5%

Net income growth was attributable to strong business performance driven by comparable store sales growth and resulting operating leverage, strong performance of new stores opened, and reduced interest expense.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Thirteen weeks ended
	March 30, 2014	March 31, 2013
Cash and cash equivalents at end of period	$149,048	$100,795
Cash provided by operating activities	$76,266	$63,424
Cash used in investing activities	$(18,189)	$(27,290)
Cash provided by (used in) financing activities	$13,319	$(2,550)

Since inception, we have financed our operations primarily through cash generated from our operations, private placements of our equity and borrowings under our current and former credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance capital expenditures, and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

Net cash provided by operating activities increased $12.9 million to $76.3 million for the thirteen weeks ended March 30, 2014 compared to $63.4 million for the thirteen weeks ended March 31, 2013. The thirteen weeks ended March 30, 2014 includes the impact of stores opened since March 31, 2013. In addition to the increase in the number of stores we operate, we leveraged occupancy, buying, utilities and fixed direct store expenses through higher comparable store sales growth.

Investing Activities

Net cash used in investing activities decreased to $18.2 million for the thirteen weeks ended March 30, 2014 compared to $27.3 million for the thirteen weeks ended March 31, 2013. The decrease in cash used for investing activities is primarily related to timing of payments on capital expenditures for new store openings, store remodels and maintenance capital expenditures.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, annual maintenance capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures of $110 million to $120 million in fiscal 2014, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash provided by financing activities was $13.3 million for the thirteen weeks ended March 30, 2014 as compared to cash used in financing activities of $2.6 million for the thirteen weeks ended March 31, 2013. The increase in cash provided by financing activities of $15.9 million is related to $14.8 million of excess tax benefits from the exercise of stock options, a $1.0 million decrease in payments on leases and debt and a $0.5 million increase in cash from the exercise of stock options. These increases in cash provided by financing activities were partially offset by a $0.4 million decrease in cash from landlords related to financing lease obligations.

Long-Term Debt and Credit Facilities

See Note 6 “Long-Term Debt” of our unaudited consolidated financial statements for a description of the April 2013 Refinancing and our Credit Facility.

Contractual Obligations

We are committed under certain capital leases for the rental of certain buildings and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2032.

The following table summarizes our lease obligations as of March 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$156,055	$14,499	$29,633	$30,018	$81,905
Operating lease obligations(1)	978,198	77,905	177,385	175,124	547,784

Totals	$1,134,253	$92,404	$207,018	$205,142	$629,689

(1)	Represents estimated payments for capital and financing and operating lease obligations as of March 30, 2014. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $0.6 million for the period of less than one year, $1.6 million for years one to three, $1.4 million for years four to five, and $2.6 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, and for which there have not been material changes since that filing.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributes approximately 25% of our net sales for the thirteen weeks ended March 30, 2014, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include, but are not limited to, those related to inventory, lease assumptions, self-insurance reserves, sublease assumptions for closed stores, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no substantial changes to these estimates or the policies related to them during the thirteen weeks ended March 30, 2014. For a full discussion of these estimates and policies, see “—Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $316.5 million principal outstanding under our Term Loan as of March 30, 2014, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $3.2 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because, as of March 30, 2014, we continued to have a material weakness related to our internal controls with respect to costing of non-perishable inventories, which we are currently addressing through the implementation and continued testing of our new automated system for the calculation of weighted-average cost on a per unit basis. This system will replace our statistical sampling system in the future.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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

SPROUTS FARMERS MARKET, INC.

Date: May 7, 2014	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.