Form 10-Q
period 2014-06-29
Sprouts Farmers Market, Inc.
filed 2014-08-07
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

As of August 5, 2014, there were outstanding 149,856,857 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2014

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$184,273	$77,652
Accounts receivable, net	11,283	9,524
Inventories	134,655	118,256
Prepaid expenses and other current assets	2,523	8,049
Deferred income tax asset	8,038	18,146

Total current assets	340,772	231,627
Property and equipment, net of accumulated depreciation	399,328	348,830
Intangible assets, net of accumulated amortization	194,821	195,467
Goodwill	368,078	368,078
Deferred income tax asset	14,349	15,267
Other assets	13,580	13,135

Total assets	$1,330,928	$1,172,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,267	$111,159
Accrued salaries and benefits	23,146	22,287
Other accrued liabilities	33,552	32,958
Current portion of capital and financing lease obligations	5,097	3,395
Current portion of long-term debt	5,837	5,822

Total current liabilities	226,899	175,621
Long-term capital and financing lease obligations	119,130	116,177
Long-term debt	302,495	305,418
Other long-term liabilities	70,754	61,417

Total liabilities	719,278	658,633

Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 149,743,668 and 147,616,560 shares issued and outstanding, June 29, 2014 and December 29, 2013, respectively	149	147
Additional paid-in capital	513,120	479,127
Retained earnings	98,381	34,497

Total stockholders’ equity	611,650	513,771

Total liabilities and stockholders’ equity	$1,330,928	$1,172,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$743,810	$622,367	$1,466,416	$1,196,061
Cost of sales, buying and occupancy	519,762	435,340	1,018,509	835,114

Gross profit	224,048	187,027	447,907	360,947
Direct store expenses	143,155	122,985	281,386	237,646
Selling, general and administrative expenses	23,100	20,728	45,579	37,452
Store pre-opening costs	2,420	2,303	3,367	4,017
Store closure and exit costs	(200)	933	333	1,708

Income from operations	55,573	40,078	117,242	80,124
Interest expense	(6,520)	(11,391)	(12,987)	(21,556)
Other income	100	111	196	244
Loss on extinguishment of debt	—	(8,175)	—	(8,175)

Income before income taxes	49,153	20,623	104,451	50,637
Income tax provision	(19,002)	(8,155)	(40,567)	(20,052)

Net income	$30,151	$12,468	$63,884	$30,585

Net income per share:
Basic	$0.20	$0.10	$0.43	$0.24
Diluted	$0.20	$0.10	$0.42	$0.24
Weighted average shares outstanding:
Basic	149,681	125,958	148,720	125,963

Diluted	154,039	129,716	153,670	129,438

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
Balances at December 30, 2012	125,956,721	$126	$395,480	$(8,851)	$386,755
Net income	—	—	—	51,326	51,326
Issuance of shares under option plans	1,194,999	1	3,820	—	3,821
Issuance of shares in IPO, net of issuance costs	20,477,215	20	344,304	—	344,324
Repurchase of shares	(12,375)	—	(113)	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	(282,029)
Antidilution payments made to optionholders	—	—	(13,892)	—	(13,892)
Excess income tax benefit for exercise of options	—	—	13,424	—	13,424
Tax benefit of antidilution payments made to optionholders	—	—	4,402	—	4,402
Tax effect of forfeiture of vested options in equity	—	—	(27)	—	(27)
Equity-based compensation	—	—	5,780	—	5,780

Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$513,771
Net income	—	—	—	63,884	63,884
Issuance of shares under option plans	2,127,108	2	4,784	—	4,786
Excess income tax benefit for exercise of options	—	—	26,214	—	26,214
Equity-based compensation	—	—	2,995	—	2,995

Balances at June 29, 2014	149,743,668	$149	$513,120	$98,381	$611,650

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities
Net income	$63,884	$30,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,071	22,639
Accretion of asset retirement obligation	83	71
Amortization of financing fees and debt issuance costs	785	1,479
Loss on disposal of property and equipment	994	8
(Gain)/Loss on sale of intangible assets	—	(19)
Equity-based compensation	2,995	2,665
Non-cash loss on extinguishment of debt	—	7,976
Deferred income taxes	11,025	14,070
Changes in operating assets and liabilities:
Accounts receivable	(1,860)	(792)
Inventories	(16,399)	(10,761)
Prepaid expenses and other current assets	5,524	922
Other assets	(636)	163
Accounts payable	34,012	28,383
Accrued salaries and benefits	859	(2,404)
Other accrued liabilities	594	(4,939)
Other long-term liabilities	9,958	6,503

Net cash provided by operating activities	137,889	96,549

Cash flows from investing activities
Purchases of property and equipment	(57,793)	(51,676)
Proceeds from sale of intangible assets	—	172
Proceeds from sale of property and equipment	115	2

Net cash used in investing activities	(57,678)	(51,502)

Cash flows from financing activities
Borrowing on term loan, net of financing costs	—	688,127
Payments on term loan	(3,500)	(405,100)
Payments on senior subordinated notes	—	(35,000)
Payments on capital lease obligations	(244)	(243)
Payments on financing lease obligations	(1,423)	(1,398)
Payments on deferred financing costs	—	(1,370)
Payments on prepaid IPO costs	—	(970)
Cash from landlord related to financing lease obligations	577	881
Payments to stockholders and option holders	—	(295,921)
Repurchase of shares	—	(113)
Excess tax benefit for exercise of stock options and antidilution payment to optionholders	26,214	4,402
Proceeds from the exercise of stock options	4,786	75

Net cash provided by (used in) financing activities	26,410	(46,630)

Net increase (decrease) in cash and cash equivalents	106,621	(1,583)
Cash and cash equivalents at beginning of the period	77,652	67,211

Cash and cash equivalents at the end of the period	$184,273	$65,628

Supplemental disclosure of cash flow information
Cash paid for interest	$12,183	$24,353
Cash paid for income taxes	531	1,192
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$21,969	$15,216
Property acquired through capital and financing lease obligations	5,746	11,069

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013 included in the Company’s Annual Report on Form 10-K, filed on February 27, 2014.

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

The Company has revised its Statement of Cash Flows for the twenty-six weeks ended June 30, 2013, to present cash inflows related to excess tax benefits from antidilution payments made to optionholders as cash flows from financing activities. This revision did not have a material impact on previously reported consolidated cash flows. Additionally, commencing the twenty-six weeks ended June 29, 2014, and for the comparative period, the Company has offset the changes in balance sheet line items related to excess tax benefit with the excess tax benefit.

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

The Company’s business is subject to modest seasonality. Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 26% of the Company’s net sales for the twenty-six weeks ended June 29, 2014, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

All dollar amounts are in thousands, unless otherwise noted.

2. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends Accounting Standards Codification (“ASC”) 405, “Liabilities.” The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The provisions were effective for the Company’s first quarter of 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” ASU No. 2013-11 requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards are available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The provisions were effective for the Company’s first quarter of 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financials results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. This guidance will be effective for the Company for its fiscal year ended December 31, 2017. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Term Loan (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of June 29, 2014 and December 29, 2013. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	June 29, 2014	December 29, 2013
Vendor	$7,153	$5,183
Receivables from landlords	2,835	1,034
Medical insurance receivables	200	1,089
Other	1,095	2,218

Total	$11,283	$9,524

Medical insurance receivables relate to amounts receivable from the Company’s health insurance carrier for claims in excess of stop-loss limits.

The Company had recorded allowances for certain vendor receivables of $0.3 million at both June 29, 2014 and December 29, 2013.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	June 29, 2014	December 29, 2013
Accrued payroll	$7,763	$6,904
Vacation	7,635	6,634
Bonuses	7,058	8,393
Other	690	356

Total	$23,146	$22,287

6. Long-Term Debt

A summary of long-term debt is as follows:

	Maturity	Interest Rate	As Of
Facility			June 29, 2014	December 29, 2013
Senior Secured
Term Loan, net of original issue discount	April 2020	Variable	$308,332	$311,240
$60.0 million Revolving Credit Facility	April 2018	Variable	—	—

Total debt			308,332	311,240
Less current portion			(5,837)	(5,822)

Long-term debt, net of current portion			$302,495	$305,418

Current portion of long-term debt is presented net of issue discount of $1.2 million at both June 29, 2014 and December 29, 2013. The noncurrent portion of long-term debt is presented net of issue discount of $5.3 million and $5.8 million as of June 29, 2014 and December 29, 2013, respectively.

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

Voluntary prepayments of borrowings under the Credit Facility are permitted at any time, in agreed-upon minimum principal amounts. Prepayments will not be subject to premium or penalty (except LIBOR breakage costs, if applicable).

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit Facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and $5.0 million swingline loan subfacilities. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. There are no amounts outstanding on the Revolving Credit Facility at June 29, 2014. Letters of credit totaling $7.4 million have been issued as of June 29, 2014 primarily to support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at June 29, 2014 totaled $52.6 million.

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

The Company was in compliance with all applicable covenants under the Credit Facility as of June 29, 2014.

7. Closed Store Reserves

The following is a summary of closed store reserve activity during the twenty-six weeks ended June 29, 2014 and fiscal year ended December 29, 2013:

	June 29, 2014	December 29, 2013
Beginning balance	$4,713	$5,243
Additions	688	363
Usage	(870)	(1,728)
Adjustments	(397)	835

Ending balance	$4,134	$4,713

Additions made during 2014 relate to the closure and relocation of one store and to the closure and relocation of the Texas warehouse, and usage during 2014 relates to lease payments made during the period for closed stores. Adjustments made during 2014 include a favorable reserve adjustment due to a sublease for the Sunflower administrative office and the write-off of a liability related to the Texas warehouse. Activity during 2013 includes charges related to the closure of a former Sunflower warehouse, lease payments made during the period for closed stores and adjustments to sublease estimates for stores and facilities already closed.

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended June 29, 2014 and June 30, 2013 was 38.7% and 39.5%, respectively. The decrease in the effective tax rate was primarily the result of an increase in tax credits and charitable contributions.

The Company’s effective tax rate for the twenty-six weeks ended June 29, 2014 and June 30, 2013 was 38.8% and 39.6%, respectively. The decrease in the effective tax rate was primarily the result of an increase in tax credits and charitable contributions.

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

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $26.2 million for the twenty-six weeks ended June 29, 2014, which included

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

$0.9 million of income tax benefits related to stock award activity in 2013. The income tax benefits resulting from antidilution payments that were credited to stockholders’ equity were $4.4 million for the twenty-six weeks ended June 30, 2013. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

9. Related-Party Transactions

Two stockholders, including a member of the Company’s board of directors, are investors in a company that is a supplier of coffee to the Company. During the thirteen weeks ended June 29, 2014 and June 30, 2013, purchases from this company were $1.8 million and $2.0 million, respectively. During the twenty-six weeks ended June 29, 2014 and June 30, 2013, purchases from this company were $3.8 million and $4.0 million, respectively. At both June 29, 2014 and June 30, 2013, the Company had recorded accounts payable due to this vendor of $0.7 million.

The Company is party to a services agreement (the “Services Agreement”) with an outsourced service provider who is a stockholder of the Company, to perform certain of the Company’s bookkeeping services including general ledger maintenance, accounts payable processing and cash management. The Services Agreement provides for successive one-year terms unless either party provides six months’ termination notice. During the thirteen weeks ended June 29, 2014 and June 30, 2013, fees and other expenses paid to the service provider under the terms of the Services Agreement were $0.3 million and $0.6 million, respectively. During the twenty-six weeks ended June 29, 2014 and June 30, 2013, fees and other expenses paid to the service provider under the terms of the Services Agreement were $1.0 million and $1.2 million, respectively. The Company has given notice to the service provider that it intends not to renew the Services Agreement when its current term expires on September 1, 2014. During 2013, the scope of services provided by the outsourced service provider was reduced and in 2014 was reduced further.

10. Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with self-insurance obligations. Self-insurance liabilities require significant judgment and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic net income per share:
Net income	$30,151	$12,468	$63,884	$30,585

Weighted average shares outstanding	149,681	125,958	148,720	125,963

Basic net income per share	$0.20	$0.10	$0.43	$0.24

Diluted net income per share:
Net income	$30,151	$12,468	$63,884	$30,585

Weighted average shares outstanding	149,681	125,958	148,720	125,963

Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	4,358	3,758	4,950	3,475

Weighted average shares and equivalent shares outstanding	154,039	129,716	153,670	129,438

Diluted net income per share	$0.20	$0.10	$0.42	$0.24

For the thirteen weeks ended June 29, 2014 the computation of diluted net income per share does not include 1.0 million options as those options would have been antidilutive or were unvested performance-based options and does not include 0.1 million RSUs as those RSUs would have been antidilutive. For the thirteen weeks ended June 30, 2013, the computation of diluted net income per share does not include 2.8 million options, as those options would have been antidilutive or were unvested performance-based options.

For the twenty-six weeks ended June 29, 2014 the computation of diluted net income per share does not include 1.0 million options as those options would have been antidilutive or were unvested performance-based options and does not include 0.1 million RSUs as those RSUs would have been antidilutive. For the twenty-six weeks ended June 30, 2013, the computation of diluted net income per share does not include 2.8 million options, as those options would have been antidilutive or were unvested performance-based options.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

13. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s IPO and replaced the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) (except with respect to outstanding options to acquire shares under the 2011 Option Plan). The 2013 Incentive Plan and 2011 Option Plan are collectively referred to as the “Option Plans”. The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members.

On March 4, 2014, under the 2013 Incentive Plan, the Company granted to certain officers and team members time-based options to purchase an aggregate of 320,041 shares of common stock at an exercise price of $39.01 per share, with a grant date fair value of $10.66 per share. The Company also granted an aggregate of 108,980 RSUs with a grant date fair value of $39.01.

On May 19, 2014, under the 2013 Incentive Plan, the Company granted to a team member and to independent members of the Company’s board of directors time-based options to purchase an aggregate of 37,047 shares of common stock at an exercise price of $28.50 per share, with a grant date fair value of $8.07. The Company also granted to this team member 2,174 RSUs with a grant date fair value of $28.50 per share.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation.

2011 Option Plan

In May 2011, the Company adopted the 2011 Option Plan to provide team members or directors of the Company with options to acquire shares of the Company (“options”). The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of sales, buying and occupancy	$196	$186	$393	$317
Direct store expenses	229	35	365	58
Selling, general and administrative expenses	1,163	1,395	2,237	2,290

Equity-based compensation expense before income taxes	1,588	1,616	2,995	2,665
Income tax benefit	(635)	(646)	(1,198)	(1,066)

Net equity-based compensation expense	$953	$970	$1,797	$1,599

As of June 29, 2014 and December 29, 2013, there were approximately 9.0 million and 10.9 million options outstanding and 2.0 million and 2.7 million unvested options outstanding, respectively.

As of June 29, 2014 and December 29, 2013, there were approximately 0.1 million and no unvested RSUs outstanding, respectively.

As of June 29, 2014, total unrecognized compensation expense related to outstanding options was $5.3 million which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.1 years on a weighted-average basis.

As of June 29, 2014, total unrecognized compensation expense related to outstanding RSUs was $3.7 million which, if the service conditions are fully met, is expected to be recognized over the next 2.3 years on a weighted-average basis.

During the twenty-six weeks ended June 29, 2014, the Company received $4.8 million in cash proceeds from the exercise of options, including a total of 1.6 million options exercised by team members who sold the underlying shares in the April Secondary Offering.

14. Subsequent Events

Subsequent to June 29, 2014, the Company deposited $4.8 million for collateral related to its liability insurance.

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

Business Overview

Sprouts Farmers Market, Inc. operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 177 stores in ten states as of June 29, 2014, we are one of the largest specialty retailers of natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 10 stores and relocated one store during the first two quarters of 2014. We expect to continue to expand our store base with 24 store openings planned in fiscal 2014, of which 15 have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 14% annual new store growth for at least the next five years.

We also believe we can continue to improve our comparable store sales growth by enhancing our core value proposition and distinctive customer-oriented shopping experience, as well as through expanding and refining our fresh, natural and organic product offerings, our targeted and personalized marketing efforts and our in-store education. We believe our operating margins will continue to benefit from scale efficiencies, continued cost discipline and enhancements to our merchandise offerings. We are committed to growing the Sprouts brand by supporting our stores, product offerings and corporate partnerships, including the expansion of innovative marketing and promotional strategies through print, digital and social media platforms, all of which promote our mission of “Healthy Living for Less.”

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P., and added 43 stores by merging with Henry’s Holdings, LLC (referred to as “Henry’s”) and its Sun Harvest-brand stores. Our merger with Henry’s brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. (referred to as “Sunflower”) and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our initial public offering (referred to as our “IPO”). Since the IPO, we have continued to expand, adding 19 stores and extending to Kansas and Georgia.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. The second quarters of fiscal 2014 and 2013 were thirteen-week periods ended June 29, 2014 and June 30, 2013, respectively.

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

Cost of sales, buying and occupancy and gross profit

Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. Merchandise incentives received from vendors are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may affect our gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which will depend upon competitive market conditions.

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

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation, as described under “—Factors affecting Comparability of Results of Operations—Corporate Conversion.” The corporate conversion has not had a material impact on our results of operations, financial position or cash flows since we were treated as a corporation for income tax purposes prior to the conversion.

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

We did not sell any shares in the December or the April Secondary Offerings.

Results of Operations for Thirteen Weeks Ended June 29, 2014 and June 30, 2013

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	June 29, 2014	June 30, 2013
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$743,810	$622,367
Cost of sales, buying and occupancy	519,762	435,340

Gross profit	224,048	187,027
Direct store expenses	143,155	122,985
Selling, general and administrative expenses	23,100	20,728
Store pre-opening costs	2,420	2,303
Store closure and exit costs	(200)	933

Income from operations	55,573	40,078
Interest expense	(6,520)	(11,391)
Other income	100	111
Loss on extinguishment of debt	—	(8,175)

Income before income taxes	49,153	20,623
Income tax provision	(19,002)	(8,155)

Net income	$30,151	$12,468

	Thirteen weeks ended
	June 29, 2014	June 30, 2013
Comparable store sales growth(1)	9.5%	10.8%

Other Operating Data:
Stores at beginning of period	171	154
Opened	6	6

Stores at end of period	177	160

(1)	See the explanation of “comparable store sales growth” above under “Components of Operating Results – Net Sales.”

Comparison of Thirteen Weeks Ended June 29, 2014 to Thirteen Weeks Ended

June 30, 2013

Net sales

	Thirteen weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Net sales	$743,810	$622,367	$121,443	20%
Comparable store sales growth	9.5%	10.8%

Net sales increased during the thirteen weeks ended June 29, 2014 as compared to the thirteen weeks ended June 30, 2013, primarily as a result of (i) new store openings after June 30, 2013 and (ii) sales growth at stores operated prior to June 30, 2013. New store openings after June 30, 2013 contributed $61.2 million, or 50%, of the increase in net sales during the thirteen weeks ended June 29, 2014. Additionally, $60.2 million, or 50%, of the increase came from comparable store sales growth and new store openings during fiscal 2013 not yet reflected in comparable store sales.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Net sales	$743,810	$622,367	$121,443	20%
Cost of sales, buying and occupancy	519,762	435,340	84,422	19%
Gross profit	224,048	187,027	37,021	20%
Gross margin	30.1%	30.1%	—%

Cost of sales, buying and occupancy increased during the thirteen weeks ended June 29, 2014 compared to the thirteen weeks ended June 30, 2013, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $37.0 million as a result of increased sales volume. Gross margins were consistent between the quarters due to favorable leverage in occupancy, utilities and buying costs offset by lower merchandise margins from increased promotional activities and higher inflation in certain categories.

Direct store expenses

	Thirteen weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Direct store expenses	$143,155	$122,985	$20,170	16%
Percentage of net sales	19.2%	19.8%	(0.6)%

Direct store expenses increased $20.2 million, primarily due to $12.0 million of direct store expenses related to stores opened since June 30, 2013 and a $8.2 million increase in direct store expenses associated with stores operated prior to the thirteen weeks ended June 30, 2013. Direct store expenses, as a percentage of net sales, decreased 60 basis points primarily due to decrease in liability insurance expense, leverage of payroll and benefits and depreciation as well as lower repair and maintenance expenses.

Selling, general and administrative expenses

	Thirteen weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Selling, general and administrative expenses	$23,100	$20,728	$2,372	11%
Percentage of net sales	3.1%	3.3%	(0.2)%

The increase in selling, general and administrative expenses included increases of $0.9 million for the write-off of prepaid expenses related to a software system, $0.6 million of bonus expense, $0.5 million for corporate payroll to support growth and $0.5 million for regional expenses due to increased store count and expansion into new states.

Store pre-opening costs

Store pre-opening costs were $2.4 million for the thirteen weeks ended June 29, 2014 and $2.3 million for the thirteen weeks ended June 30, 2013. Store pre-opening costs in the thirteen weeks ended June 29, 2014 included $1.8 million related to opening six stores during that period and $0.6 million associated with stores opening during the next quarter. Store pre-opening costs in the thirteen weeks ended June 30, 2013 included $1.6 million related to opening six stores during that period and $0.7 million for stores opened in the next quarter.

Store closure and exit costs

Store closure and exit costs for the thirteen weeks ended June 29, 2014 included writeoff of liability related to our former warehouse partially offset by ongoing expenses related to prior closures. Store closure and exit costs for the thirteen weeks ended June 30, 2013 consisted primarily of costs to close a former Sunflower warehouse and adjustments to sublease estimates for stores and facilities already closed.

Interest expense

Interest expense decreased to $6.5 million for the thirteen weeks ended June 29, 2014 from $11.4 million for the thirteen weeks ended June 30, 2013. The decrease in interest expense is due to the lower principal balance of our Term Loan, the repayment of higher interest debt in the April 2013 Refinancing, the repayment of the senior subordinated notes and the interest rate reduction under our Credit Facility in conjunction with our IPO.

Income tax provision

Income tax provision increased to $19.0 million for the thirteen weeks ended June 29, 2014 from $8.2 million for the thirteen weeks ended June 30, 2013, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.7% in the thirteen weeks ended June 29, 2014 from 39.5% in the thirteen weeks ended June 30, 2013 due to an increase in tax credits and charitable contributions.

Net income

	Thirteen weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Net income	$30,151	$12,468	$17,683	142%
Percentage of net sales	4.1%	2.0%	2.1%

Net income growth was attributable to strong business performance driven by comparable store sales growth and resulting operating leverage, strong performance of new stores opened, loss on extinguishment of debt in the prior year and reduced interest expense.

Results of Operations for Twenty-Six Weeks Ended June 29, 2014 and June 30, 2013

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$1,466,416	$1,196,061
Cost of sales, buying and occupancy	1,018,509	835,114

Gross profit	447,907	360,947
Direct store expenses	281,386	237,646
Selling, general and administrative expenses	45,579	37,452
Store pre-opening costs	3,367	4,017
Store closure and exit costs	333	1,708

Income from operations	117,242	80,124
Interest expense	(12,987)	(21,556)
Other income	196	244
Loss on extinguishment of debt	—	(8,175)

Income before income taxes	104,451	50,637
Income tax provision	(40,567)	(20,052)

Net income	$63,884	$30,585

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013
Comparable store sales growth(1)	11.1%	9.4%

Other Operating Data:
Stores at beginning of period	167	148
Opened	10	12

Stores at end of period(2)	177	160

(1)	See the explanation of “comparable store sales growth” above under “Components of Operating Results—Net Sales.”
(2)	During the twenty-six weeks ended June 29, 2014, we also relocated one store.

Comparison of Twenty-Six Weeks Ended June 29, 2014 to Twenty-Six Weeks Ended

June 30, 2013

Net sales

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Net sales	$1,466,416	$1,196,061	$270,355	23%
Comparable store sales growth	11.1%	9.4%

Net sales increased during the twenty-six weeks ended June 29, 2014 as compared to the twenty-six weeks ended June 30, 2013, primarily as a result of (i) sales growth at stores operated prior to June 30, 2013 and (ii) new store openings after June 30, 2013. Comparable store sales growth and new store openings during fiscal 2013 not yet reflected in comparable store sales growth contributed $163.0 million, or 60%, of the increase in net sales during the twenty-six weeks ended June 29, 2014. Additionally, $107.4 million, or 40%, of the increase in net sales resulted from new store openings after June 30, 2013.

Cost of sales, buying and occupancy and gross profit

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Net sales	$1,466,416	$1,196,061	$270,355	23%
Cost of sales, buying and occupancy	1,018,509	835,114	183,395	22%
Gross profit	447,907	360,947	86,960	24%
Gross margin	30.5%	30.2%	0.3%

Cost of sales, buying and occupancy increased during the twenty-six weeks ended June 29, 2014 compared to the twenty-six weeks ended June 30, 2013, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $81.6 million as a result of increased sales volume and $5.4 million as a result of increased margin. The 30 basis point increase in gross margin during the twenty-six weeks ended June 29, 2014 was primarily driven by leverage in occupancy and utilities costs.

Direct store expenses

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Direct store expenses	$281,386	$237,646	$43,740	18%
Percentage of net sales	19.2%	19.9%	(0.7)%

Direct store expenses increased $43.7 million, primarily due to a $22.9 million increase for stores operated prior to the twenty-six weeks ended June 30, 2013. The remaining $20.8 million increase in direct store expenses is associated with stores opened since June 30, 2013. Direct store expenses, as a percentage of net sales, decreased 70 basis points primarily due to leverage in labor and depreciation, decreases in general liability insurance and repairs and maintenance, in addition to lower utilization of medical benefits.

Selling, general and administrative expenses

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Selling, general and administrative expenses	$45,579	$37,452	$8,127	22%
Percentage of net sales	3.1%	3.1%	—%

The increase in selling, general and administrative expenses included $1.8 million of corporate payroll to support growth, $1.5 million of bonus expense, $1.4 million of secondary offering expenses including related payroll taxes, $1.3 million of IT maintenance, $0.9 million write-off of prepaid expenses related to a software system, $0.8 million of regional expenses due to increased store count and expansion into new region and $0.5 million in advertising expense related to new stores. Selling, general and administrative expenses as a percentage of sales were consistent with the prior year period.

Store pre-opening costs

Store pre-opening costs were $3.4 million for the twenty-six weeks ended June 29, 2014 and $4.0 million for the thirteen weeks ended June 30, 2013. Store pre-opening costs in the twenty-six weeks ended June 29, 2014 included $2.7 million related to opening 10 stores and relocating one store during that period and $0.7 million associated with stores opening during the next quarter. Store pre-opening costs in the twenty-six weeks ended June 30, 2013 included $3.3 million related to opening 12 stores during that period and $0.7 million for stores opened in the next quarter.

Store closure and exit costs

Store closure and exit costs for the twenty-six weeks ended June 29, 2014 included costs related to the relocation of one store and ongoing expenses related to prior closures. Store closure and exit costs for the twenty-six weeks ended June 30, 2013 consisted primarily of costs to close a former Sunflower warehouse and adjustments to sublease estimates for stores and facilities already closed.

Interest expense

Interest expense decreased to $13.0 million for the twenty-six weeks ended June 29, 2014 from $21.6 million for the twenty-six weeks ended June 30, 2013. The decrease in interest expense is due to the lower principal balance of our Term Loan, the repayment of higher interest debt in the April 2013 Refinancing, the repayment of the senior subordinated notes and the interest rate reduction under our Credit Facility in conjunction with our IPO.

Income tax provision

Income tax provision increased to $40.6 million for the twenty-six weeks ended June 29, 2014 from $20.1 million for the twenty-six weeks ended June 30, 2013, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.8% in the twenty-six weeks ended June 29, 2014 from 39.6% in the twenty-six weeks ended June 30, 2013 due to an increase in tax credits and charitable contributions.

Net income

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013	Change	% Change
Net income	$63,884	$30,585	$33,299	109%
Percentage of net sales	4.4%	2.6%	1.8%

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Twenty-six weeks ended
	June 29, 2014	June 30, 2013
Cash and cash equivalents at end of period	$184,273	$65,628
Cash provided by operating activities	$137,889	$96,549
Cash used in investing activities	$(57,678)	$(51,502)
Cash provided by (used in) financing activities	$26,410	$(46,630)

Since inception, we have financed our operations primarily through cash generated from our operations, sales of our equity and borrowings under our current and former credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance capital expenditures, and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

We expect to make an additional principal payment of $50.0 million on the Term Loan during the thirteen weeks ending September 28, 2014.

Operating Activities

Net cash provided by operating activities increased $41.4 million to $137.9 million for the twenty-six weeks ended June 29, 2014 compared to $96.5 million for the twenty-six weeks ended June 30, 2013. The twenty-six weeks ended June 29, 2014 includes the impact of stores opened since June 30, 2013. In addition to the increase in the number of stores we operate, we leveraged occupancy, buying, utilities and fixed direct store expenses through higher comparable store sales growth. We also experienced a decrease in interest expense due to refinancing our long-term debt, reduction in balances from a payoff made with IPO proceeds and lower interest rate, including a 0.5% lower rate due to our IPO.

Investing Activities

Net cash used in investing activities was $57.7 million for the twenty-six weeks ended June 29, 2014 compared to $51.5 million for the twenty-six weeks ended June 30, 2013. The increase in cash used for investing activities is primarily related to timing of payments on capital expenditures for new store openings, store remodels and maintenance capital expenditures.

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

Financing Activities

Net cash provided by financing activities was $26.4 million for the twenty-six weeks ended June 29, 2014 as compared to cash used in financing activities of $46.6 million for the twenty-six weeks ended June 30, 2013. The increase in cash provided by financing activities of $73.0 million is related to $295.9 million of payments to stockholders and optionholders in 2013, $21.8 million of excess tax benefits from the exercise of stock options and payments to optionholders, $4.7 million increase in cash from the exercise of stock options, $1.4 million for payments of deferred financing costs in 2013, and $1.0 million of prepaid IPO costs in 2013. These increases in cash provided by financing activities were partially offset by a decrease in proceeds from borrowings net of payments of $251.5 million and a $0.3 million decrease in cash from landlords related to financing lease obligations.

Long-Term Debt and Credit Facilities

See Note 6 “Long-Term Debt” of our unaudited consolidated financial statements for a description of the April 2013 Refinancing and our Credit Facility.

Deposit for Insurance Collateral

Subsequent to June 29, 2014, we deposited $4.8 million for collateral related to our liability insurance.

Contractual Obligations

We are committed under certain capital leases for the rental of certain buildings and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2032.

The following table summarizes our lease obligations as of June 29, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$161,425	$16,343	$30,668	$30,814	$83,600
Operating lease obligations(1)	998,455	79,891	182,437	178,659	557,468

Totals	$1,159,880	$96,234	$213,105	$209,473	$641,068

(1)	Represents estimated payments for capital and financing and operating lease obligations as of June 29, 2014. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $0.8 million for the period of less than one year, $1.6 million for years one to three, $1.4 million for years four to five, and $2.3 million for the period beyond five years.

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

Impact of Inflation

Inflation and deflation in the prices of food and other products we sell may affect our sales, gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributes approximately 26% of our net sales for the twenty-six weeks ended June 29, 2014, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

There have been no substantial changes to these estimates or the policies related to them during the twenty-six weeks ended June 29, 2014. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $314.8 million principal outstanding under our Term Loan as of June 29, 2014, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $3.1 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 29, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because, as of June 29, 2014, we continued to have a material weakness related to our internal controls with respect to costing of non-perishable inventories, which we are currently addressing through the implementation and continued testing of our new automated system for the calculation of inventory cost on a per unit basis. This system will replace our statistical sampling system in the future.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 29, 2014, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 7, 2014	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.