Form 10-Q
period 2014-09-28
Sprouts Farmers Market, Inc.
filed 2014-11-06
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

As of November 4, 2014, there were outstanding 150,951,436 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$118,447	$77,652
Accounts receivable, net	14,077	9,524
Inventories	140,104	118,256
Prepaid expenses and other current assets	6,406	8,049
Deferred income tax asset	8,775	18,146

Total current assets	287,809	231,627
Property and equipment, net of accumulated depreciation	416,916	348,830
Intangible assets, net of accumulated amortization	194,499	195,467
Goodwill	368,078	368,078
Other assets	18,210	13,135
Deferred income tax asset	11,571	15,267

Total assets	$1,297,083	$1,172,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,752	$111,159
Accrued salaries and benefits	25,661	22,287
Income taxes payable	4,133	—
Other accrued liabilities	34,640	32,958
Current portion of capital and financing lease obligations	3,995	3,395
Current portion of long-term debt	6,008	5,822

Total current liabilities	197,189	175,621
Long-term capital and financing lease obligations	122,654	116,177
Long-term debt	251,848	305,418
Other long-term liabilities	74,832	61,417

Total liabilities	646,523	658,633

Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 150,643,564 and 147,616,560 shares issued and outstanding, September 28, 2014 and December 29, 2013, respectively	150	147
Additional paid-in capital	525,964	479,127
Retained earnings	124,446	34,497

Total stockholders’ equity	650,560	513,771

Total liabilities and stockholders’ equity	$1,297,083	$1,172,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$766,415	$633,614	$2,232,831	$1,829,675
Cost of sales, buying and occupancy	540,367	443,509	1,558,876	1,278,623

Gross profit	226,048	190,105	673,955	551,052
Direct store expenses	148,633	129,418	430,019	367,064
Selling, general and administrative expenses	24,015	22,807	69,594	60,259
Store pre-opening costs	3,684	1,237	7,051	5,254
Store closure and exit costs	60	(38)	393	1,670

Income from operations	49,656	36,681	166,898	116,805
Interest expense	(6,157)	(8,790)	(19,144)	(30,346)
Other income	281	203	477	447
Loss on extinguishment of debt	(1,138)	(9,507)	(1,138)	(17,682)

Income before income taxes	42,642	18,587	147,093	69,224
Income tax provision	(16,577)	(7,126)	(57,144)	(27,178)

Net income	$26,065	$11,461	$89,949	$42,046

Net income per share:
Basic	$0.17	$0.08	$0.60	$0.32
Diluted	$0.17	$0.08	$0.58	$0.31
Weighted average shares outstanding:
Basic	150,241	139,687	149,227	130,538

Diluted	154,306	144,710	153,879	134,529

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
Balances at December 30, 2012	125,956,721	$126	$395,480	$(8,851)	$386,755
Net income	—	—	—	51,326	51,326
Issuance of shares under option plans	1,194,999	1	3,820	—	3,821
Issuance of shares in IPO, net of issuance costs	20,477,215	20	344,304	—	344,324
Repurchase of shares	(12,375)	—	(113)	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	(282,029)
Antidilution payments made to optionholders	—	—	(13,892)	—	(13,892)
Excess income tax benefit for exercise of options	—	—	13,424	—	13,424
Tax benefit of antidilution payments made to optionholders	—	—	4,402	—	4,402
Tax effect of forfeiture of vested options in equity	—	—	(27)	—	(27)
Equity-based compensation	—	—	5,780	—	5,780

Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$513,771
Net income	—	—	—	89,949	89,949
Issuance of shares under option plans	3,027,004	3	7,602	—	7,605
Excess income tax benefit for exercise of options	—	—	35,041	—	35,041
Equity-based compensation	—	—	4,194	—	4,194

Balances at September 28, 2014	150,643,564	$150	$525,964	$124,446	$650,560

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities
Net income	$89,949	$42,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,586	34,860
Accretion of asset retirement obligation and closed store reserve	755	84
Amortization of financing fees and debt issuance costs	1,152	2,041
Loss on disposal of property and equipment	1,038	437
Gain on sale of intangible assets	—	(19)
Equity-based compensation	4,194	4,285
Non-cash loss on extinguishment of debt	1,138	17,474
Deferred income taxes	13,067	20,070
Changes in operating assets and liabilities:
Accounts receivable	(4,654)	(721)
Inventories	(21,848)	(16,383)
Prepaid expenses and other current assets	1,617	(9,752)
Other assets	(5,474)	(3,875)
Accounts payable	7,094	39,808
Accrued salaries and benefits	3,374	(469)
Other accrued liabilities and income taxes payable	5,814	(1,359)
Other long-term liabilities	13,499	9,777

Net cash provided by operating activities	151,301	138,304

Cash flows from investing activities
Purchases of property and equipment	(96,099)	(74,777)
Proceeds from sale of intangible assets	—	172
Proceeds from sale of property and equipment	232	2

Net cash used in investing activities	(95,867)	(74,603)

Cash flows from financing activities
Borrowing on term loan, net of financing costs	—	688,127
Payments on term loan	(55,250)	(745,100)
Payments on senior subordinated notes	—	(35,000)
Payments on capital lease obligations	(426)	(335)
Payments on financing lease obligations	(2,186)	(2,104)
Payments of deferred financing costs	—	(1,370)
Payments of IPO costs	—	(4,212)
Cash from landlord related to financing lease obligations	577	4,057
Payments to stockholders and option holders	—	(295,921)
Repurchase of shares	—	(113)
Excess tax benefit for exercise of stock options and antidilution payment to optionholders	35,041	4,402
Proceeds from the exercise of stock options	7,605	75
Proceeds from the issuance of shares	—	348,317

Net cash used in financing activities	(14,639)	(39,177)

Net increase in cash and cash equivalents	40,795	24,524
Cash and cash equivalents at beginning of the period	77,652	67,211

Cash and cash equivalents at the end of the period	$118,447	$91,735

Supplemental disclosure of cash flow information
Cash paid for interest	$18,164	$31,529
Cash paid for income taxes	3,982	1,276
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$12,156	$6,332
Property acquired through capital and financing lease obligations	9,113	10,986

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

The Company has revised its Statement of Cash Flows for the thirty-nine weeks ended September 29, 2013, to present cash inflows related to excess tax benefits from antidilution payments made to optionholders as cash flows from financing activities. This revision did not have a material impact on previously reported consolidated cash flows. Additionally, for the thirty-nine weeks ended September 28, 2014, and for the comparative period, the Company has offset the changes in balance sheet line items related to excess tax benefit with the excess tax benefit.

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

The Company’s business is subject to modest seasonality. Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 26% of the Company’s net sales for the thirty-nine weeks ended September 28, 2014, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

2. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends Accounting Standards Codification (“ASC”) 405, “Liabilities.” The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The provisions were effective from the Company’s first quarter of 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” ASU No. 2013-11 requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards are available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require the Company to use, and it does not intend to use, the deferred tax asset for such purpose. This guidance is effective for reporting periods beginning after December 15, 2013. The provisions were effective from the Company’s first quarter of 2014. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. This guidance will be effective for the Company for its fiscal year 2017. The Company is currently evaluating the potential impact of this guidance.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance will be effective for the Company for its fiscal year 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, indefinite-lived intangible assets, long-lived assets and in the valuation of store closure and exit costs.

The determination of fair values of certain tangible and intangible assets for purposes of the Company’s goodwill impairment evaluation as described above was based upon a step zero assessment. Closed store reserves are recorded at net present value to approximate fair value which is classified as Level 3 in the hierarchy. The estimated fair value of the closed store reserve is calculated based on the present value of the remaining lease payments and other charges using a weighted average cost of capital, reduced by estimated sublease rentals. The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Term Loan (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of September 28, 2014 and December 29, 2013. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	September 28, 2014	December 29, 2013
Vendor	$8,731	$5,183
Receivables from landlords	3,094	1,034
Medical insurance receivables	37	1,089
Other	2,215	2,218

Total	$14,077	$9,524

Medical insurance receivables relate to amounts receivable from the Company’s health insurance carrier for claims in excess of stop-loss limits.

The Company had recorded allowances for certain vendor receivables of $0.1 million and $0.3 million at September 28, 2014 and December 29, 2013, respectively.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	September 28, 2014	December 29, 2013
Bonuses	$10,074	$8,393
Accrued payroll	7,718	6,904
Vacation	7,363	6,634
Other	506	356

Total	$25,661	$22,287

6. Long-Term Debt

A summary of long-term debt is as follows:

	Maturity	Interest Rate	As Of
Facility			September 28, 2014	December 29, 2013
Senior Secured
Term Loan, net of original issue discount	April 2020	Variable	$257,856	$311,240
$60.0 million Revolving Credit Facility	April 2018	Variable	—	—

Total debt			257,856	311,240
Less current portion			(6,008)	(5,822)

Long-term debt, net of current portion			$251,848	$305,418

Current portion of long-term debt is presented net of issue discount of $1.0 million and $1.2 million as of September 28, 2014 and December 29, 2013, respectively. The non-current portion of long-term debt is presented net of issue discount of $4.2 million and $5.8 million as of September 28, 2014 and December 29, 2013, respectively.

Senior Secured Credit Facilities

April 2013 Refinancing

On April 23, 2013, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, refinanced (the “April 2013 Refinancing”) its former revolving credit facility and former term loan, by entering into a new credit facility (the “Credit Facility”). The Credit Facility provides for a $700.0 million term loan (the “Term Loan”) and a $60.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

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

Payments and Prepayments

On August 14, 2014 the Company made a $50.0 million voluntary principal payment on the Term Loan. Such payment resulted in a $1.1 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in the Company’s statements of operations for the thirteen and thirty-nine weeks ended September 28, 2014.

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

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit Facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and $5.0 million swingline loan subfacilities. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. There are no amounts outstanding on the Revolving Credit Facility at September 28, 2014. Letters of credit totaling $7.4 million have been issued as of September 28, 2014 primarily to support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at September 28, 2014 totaled $52.6 million.

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

The Company was in compliance with all applicable covenants under the Credit Facility as of September 28, 2014.

7. Closed Store Reserves

The following is a summary of closed store reserve activity during the thirty-nine weeks ended September 28, 2014 and fiscal year ended December 29, 2013:

	September 28, 2014	December 29, 2013
Beginning balance	$4,713	$5,243
Additions	688	363
Usage	(1,407)	(1,728)
Adjustments	(586)	835

Ending balance	$3,408	$4,713

Additions made during 2014 relate to the closure and relocation of one store and to the closure and relocation of the Texas warehouse, and usage during 2014 relates to lease payments made during the period for closed stores. Adjustments made during 2014 include a $0.4 million favorable reserve adjustment due to a sublease for the Sunflower administrative office and a $1.2 million favorable reserve adjustment for one store due to settlement with the landlord recorded during the thirteen weeks ended September 28, 2014. Also during the thirteen weeks ended September 28, 2014, the Company determined that it should have been recording accretion expense for store closure reserves and liability for certain occupancy costs. The Company made a correcting entry of $0.9 million to adjust the liability for closed stores to include such accretion and liability for certain occupancy costs for prior periods. The effect of this error on the Company’s financial statements was not material to any period. Activity during 2013 includes charges related to the closure of a former Sunflower warehouse, lease payments made during the period for closed stores and adjustments to sublease estimates for stores and facilities already closed.

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended September 28, 2014 and September 29, 2013 was 38.9% and 38.3%, respectively. The primary reasons for the increase in the effective tax rate were the result of a reduction in the net deferred tax asset because of a decrease in the statutory state income tax rate and a reduction in the deferred tax asset for income tax credits partially offset by provision to tax return adjustments for the 2013 income tax return. The impacts of the items noted above were recorded in the quarter.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

The Company’s effective tax rate for the thirty-nine weeks ended September 28, 2014 and September 29, 2013 was 38.9% and 39.3%, respectively. The decrease in the effective tax rate was the result of an increase in the enhanced charitable food contribution.

In September 2013, the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014, however early adoption is permitted. The Company has analyzed the impacts of the tangible property regulations, and has determined it is in compliance with the regulations. The adoption of the regulations has not had a material effect on the Company’s consolidated financial statements.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $35.0 million for the thirty-nine weeks ended September 28, 2014, which included $1.5 million of income tax benefits related to stock award activity in 2013. The income tax benefits resulting from antidilution payments that were credited to stockholders’ equity were $4.4 million for the thirty-nine weeks ended September 29, 2013. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

9. Related-Party Transactions

Two stockholders, including a member of the Company’s board of directors, are investors in a company that is a supplier of coffee to the Company. During the thirteen weeks ended September 28, 2014 and September 29, 2013, purchases from this company were $2.0 million and $1.7 million, respectively. During the thirty-nine weeks ended September 28, 2014 and September 29, 2013, purchases from this company were $5.8 million and $5.6 million, respectively. At both September 28, 2014 and September 29, 2013, the Company had recorded accounts payable due to this vendor of $0.6 million.

The Company was party to a services agreement (the “Services Agreement”) with an outsourced service provider who is a stockholder of the Company, to perform certain of the Company’s bookkeeping services including general ledger maintenance, accounts payable processing and cash management. The Services Agreement provides for successive one-year terms unless either party provides six months’ termination notice. During the thirteen weeks ended September 28, 2014 and September 29, 2013, fees and other expenses paid to the service provider under the terms of the Services Agreement were $0.1 million and $0.6 million, respectively. During the thirty-nine weeks ended September 28, 2014 and September 29, 2013, fees and other expenses paid to the service provider under the terms of the Services Agreement were $1.0 million and $1.8 million, respectively. The Services Agreement expired in accordance with its terms on September 1, 2014.

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

11. Stockholders’ Equity

Secondary Offerings

On April 2, 2014, certain of the Company’s stockholders completed a secondary public offering of 17,250,000 shares of common stock, which included 1.6 million options exercised and sold by certain of the Company’s option holders (the “April Secondary Offering”). On August 18, 2014, certain of the Company’s stockholders completed a secondary public offering of 17,158,191 shares of common stock,

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

which included 0.7 million options exercised and sold by certain of the Company’s option holders (the “August Secondary Offering”). See Note 13, “Equity-Based Compensation” for more details on the option exercises in the April Secondary Offering and the August Secondary Offering. The Company did not sell any shares in either the April Secondary Offering or the August Secondary Offering.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic net income per share:
Net income	$26,065	$11,461	$89,949	$42,046

Weighted average shares outstanding	150,241	139,687	149,227	130,538

Basic net income per share	$0.17	$0.08	$0.60	$0.32

Diluted net income per share:
Net income	$26,065	$11,461	$89,949	$42,046

Weighted average shares outstanding	150,241	139,687	149,227	130,538

Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	4,065	5,023	4,652	3,991

Weighted average shares and equivalent shares outstanding	154,306	144,710	153,879	134,529

Diluted net income per share	$0.17	$0.08	$0.58	$0.31

For the thirteen weeks ended September 28, 2014 the computation of diluted net income per share does not include 1.0 million options as those options would have been antidilutive or were unvested performance-based options. For the thirteen weeks ended September 29, 2013, the computation of diluted net income per share does not include 2.6 million options, as those options would have been antidilutive or were unvested performance-based options.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

For the thirty-nine weeks ended September 28, 2014 the computation of diluted net income per share does not include 1.0 million options as those options would have been antidilutive or were unvested performance-based options. For the thirty-nine weeks ended September 29, 2013, the computation of diluted net income per share does not include 4.5 million options, as those options would have been antidilutive or were unvested performance-based options.

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

Under the 2013 Incentive Plan, effective July 31, 2013 upon the pricing of the Company’s IPO, the Company granted officers and team members options to purchase 396,000 shares of common stock at an exercise price of $18.00 per share, with grant date fair values of $4.65 to $5.92. The Company also granted to independent directors options to purchase 11,112 shares of common stock at an exercise price of $18.00 per share, with grant date fair values of $4.65.

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

2011 Option Plan

In May 2011, the Company adopted the 2011 Option Plan to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan.

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

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years from the grant date.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of sales, buying and occupancy	$152	$164	$546	$481
Direct store expenses	215	22	580	81
Selling, general and administrative expenses	832	1,433	3,068	3,723

Equity-based compensation expense before income taxes	1,199	1,619	4,194	4,285
Income tax benefit	(480)	(620)	(1,678)	(1,684)

Net equity-based compensation expense	$719	$999	$2,516	$2,601

Net equity-based compensation expense for the thirty-nine weeks ended September 29, 2013 included additional expense of $0.5 million related to anti-dilution provision payments made to certain option holders. See Note 11, “Stockholders’ Equity” for more information. As of September 28, 2014 and December 29, 2013, there were approximately 8.1 million and 10.9 million options outstanding and 1.5 million and 2.7 million unvested options outstanding, respectively.

As of September 28, 2014 and December 29, 2013, there were approximately 0.1 million and no unvested RSUs outstanding, respectively.

As of September 28, 2014, total unrecognized compensation expense related to outstanding options was $4.4 million which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.1 years on a weighted-average basis.

As of September 28, 2014, total unrecognized compensation expense related to outstanding RSUs was $3.2 million which, if the service conditions are fully met, is expected to be recognized over the next 2.0 years on a weighted-average basis.

During the thirty-nine weeks ended September 28, 2014, the Company received $7.6 million in cash proceeds from the exercise of options, including a total of 2.3 million options exercised by current or former team members who sold the underlying shares in the April Secondary Offering and in the August Secondary Offering.

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

Business Overview

Sprouts Farmers Market, Inc. operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 191 stores in ten states as of September 28, 2014, we are one of the largest specialty retailers of natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 24 stores and relocated one store during 2014. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 14% annual new store growth for at least the next five years.

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

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P., and added 43 stores by merging with Henry’s Holdings, LLC (referred to as “Henry’s”) and its Sun Harvest-brand stores. Our merger with Henry’s and new store openings brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. (referred to as “Sunflower”) and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our initial public offering (referred to as our “IPO”). Since the IPO, we have continued to expand, adding 28 stores through the date of this filing and extending to Kansas and Georgia.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. The third quarters of fiscal 2014 and 2013 were thirteen-week periods ended September 28, 2014 and September 29, 2013, respectively.

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

Store closure and exit costs

We recognize a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining non-cancelable lease payments and estimates of other occupancy costs after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Changes in reserve estimates are classified as store closure and exit costs in the consolidated statements of operations.

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

In September 2013, the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014; however, early adoption is permitted. We have analyzed the impacts of the tangible property regulations, and have determined we are in compliance with the regulations. The adoption of the regulations did not have a material effect on our consolidated financial statements.

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

On August 18, 2014, certain of our stockholders completed a secondary public offering of 17,158,191 shares of common stock, including 2,158,191 shares of common stock sold as a result of the partial exercise of the underwriters’ option to purchase additional shares, at a price of $30.00 per share (referred to as the “August Secondary Offering”).

We did not sell any shares in the December, April or the August Secondary Offerings.

Results of Operations for Thirteen Weeks Ended September 28, 2014 and September 29, 2013

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 28, 2014	September 29, 2013
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$766,415	$633,614
Cost of sales, buying and occupancy	540,367	443,509

Gross profit	226,048	190,105
Direct store expenses	148,633	129,418
Selling, general and administrative expenses	24,015	22,807
Store pre-opening costs	3,684	1,237
Store closure and exit costs	60	(38)

Income from operations	49,656	36,681
Interest expense	(6,157)	(8,790)
Other income	281	203
Loss on extinguishment of debt	(1,138)	(9,507)

Income before income taxes	42,642	18,587
Income tax provision	(16,577)	(7,126)

Net income	$26,065	$11,461

	Thirteen weeks ended
	September 28, 2014	September 29, 2013
Comparable store sales growth(1)	9.0%	10.2%

Other Operating Data:
Stores at beginning of period	177	160
Opened	14	7

Stores at end of period	191	167

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net Sales.”

Comparison of Thirteen Weeks Ended September 28, 2014 to Thirteen Weeks Ended

September 29, 2013

Net sales

	Thirteen weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Net sales	$766,415	$633,614	$132,801	21%
Comparable store sales growth	9.0%	10.2%

Net sales increased during the thirteen weeks ended September 28, 2014 as compared to the thirteen weeks ended September 29, 2013, primarily as a result of (i) new store openings after September 29, 2013 and (ii) sales growth at stores operated prior to September 29, 2013. New store openings after

September 29, 2013 contributed $68.1 million, or 51%, of the increase in net sales during the thirteen weeks ended September 28, 2014. Additionally, $64.7 million, or 49%, of the increase came from comparable store sales growth and new store openings during fiscal 2013 not yet reflected in comparable store sales.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Net sales	$766,415	$633,614	$132,801	21%
Cost of sales, buying and occupancy	540,367	443,509	96,858	22%
Gross profit	226,048	190,105	35,943	19%
Gross margin	29.5%	30.0%	(0.5)%

Cost of sales, buying and occupancy increased during the thirteen weeks ended September 28, 2014 compared to the thirteen weeks ended September 29, 2013, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $39.8 million as a result of increased sales volume. Gross margins were lower due to lower merchandise margins from price investments in certain categories and inflation in certain categories. Those decreases were partially offset by leverage in occupancy, utilities and buying costs.

Direct store expenses

	Thirteen weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Direct store expenses	$148,633	$129,418	$19,215	15%
Percentage of net sales	19.4%	20.4%	(1.0)%

Direct store expenses increased $19.2 million, primarily due to $15.3 million of direct store expenses related to stores opened since September 29, 2013 and a $3.9 million increase in direct store expenses associated with stores operated prior to the thirteen weeks ended September 29, 2013. Direct store expenses, as a percentage of net sales, decreased 100 basis points primarily due to leverage in payroll and benefits, including lower utilization of medical benefits, leverage in depreciation and store level expenses and a benefit from capitalizing a higher amount for store development costs due to the greater number of stores opened during the thirteen weeks ended September 28, 2014 over the prior year.

Selling, general and administrative expenses

	Thirteen weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Selling, general and administrative expenses	$24,015	$22,807	$1,208	5%
Percentage of net sales	3.1%	3.6%	(0.5)%

The increase in selling, general and administrative expenses included $1.9 million for advertising expense, $0.9 million for expenses related to the August Secondary Offering, $0.8 million for corporate payroll to support growth and $0.7 million for regional administration expense due to additional store count and growth into new regions; these increases were partially offset by $3.2 million for IPO bonus in the prior year. Selling, general and administrative expenses decreased as a percent of net sales due to leveraging of corporate expenses and partially offset by higher advertising expense due to expansion into new markets.

Store pre-opening costs

Store pre-opening costs were $3.7 million for the thirteen weeks ended September 28, 2014 and $1.2 million for the thirteen weeks ended September 29, 2013. Store pre-opening costs in the thirteen weeks ended September 28, 2014 included $3.6 million related to opening 14 stores during that period and $0.1 million associated with stores opening during the next year. Store pre-opening costs in the thirteen weeks ended September 29, 2013 included $1.1 million related to opening seven stores during that period and $0.1 million for stores opened in the next year.

Store closure and exit costs

Store closure and exit costs for the thirteen weeks ended September 28, 2014 included a $1.2 million favorable adjustment to reserve for settlement with a landlord, offset by changes in reserves for stores and facilities already closed and ongoing expenses related to those facilities. Additionally, we determined that we should have been recording accretion expense for store closure reserves and liability for certain occupancy costs. We made a correcting entry of $0.9 million to adjust the liability for closed stores to include such accretion and liability for certain occupancy costs for prior periods. The effect of this entry was not material to any period. Store closure and exit costs for the thirteen weeks ended September 29, 2013 consisted of changes in reserves for stores and facilities already closed.

Interest expense

Interest expense decreased to $6.2 million for the thirteen weeks ended September 28, 2014 from $8.8 million for the thirteen weeks ended September 29, 2013. The decrease in interest expense is due to the lower principal balance of our Term Loan and the interest rate reduction under our Credit Facility in conjunction with our IPO.

Loss on extinguishment of debt

In the thirteen weeks ended September 28, 2014, we made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the Term Loan.

In the thirteen weeks ended September 29, 2013, in connection with the August 2013 pay down of debt using proceeds from our IPO, we recorded a loss on extinguishment of debt totaling $9.0 million primarily related to the write-off of deferred financing costs and original issue discount. Additionally, the loss on extinguishment of debt includes $0.5 million related to the renewal of a financing lease.

Income tax provision

Income tax provision increased to $16.6 million for the thirteen weeks ended September 28, 2014 from $7.1 million for the thirteen weeks ended September 29, 2013, primarily related to an increase in income before income taxes. Our effective income tax rate increased to 38.9% in the thirteen weeks ended September 28, 2014 from 38.3% in the thirteen weeks ended September 29, 2013. The primary reasons for the increase in the effective tax rate were the result of a reduction in the net deferred tax asset because of a decrease in the statutory state income tax rate and a reduction in the deferred tax asset for income tax credits partially offset by provision to tax return adjustments for the 2013 income tax return. The impacts of the items noted above were recorded in the quarter.

Net income

	Thirteen weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Net income	$26,065	$11,461	$14,604	127%
Percentage of net sales	3.4%	1.8%	1.6%

Net income growth was attributable to strong business performance driven by comparable store sales growth and resulting operating leverage, strong performance of new stores opened, lower loss on extinguishment of debt and reduced interest expense slightly offset by increase in advertising expense to support our growth into new markets.

Results of Operations for Thirty-Nine Weeks Ended September 28, 2014 and September 29, 2013

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-Nine weeks ended
	September 28, 2014	September 29, 2013
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$2,232,831	$1,829,675
Cost of sales, buying and occupancy	1,558,876	1,278,623

Gross profit	673,955	551,052
Direct store expenses	430,019	367,064
Selling, general and administrative expenses	69,594	60,259
Store pre-opening costs	7,051	5,254
Store closure and exit costs	393	1,670

Income from operations	166,898	116,805
Interest expense	(19,144)	(30,346)
Other income	477	447
Loss on extinguishment of debt	(1,138)	(17,682)

Income before income taxes	147,093	69,224
Income tax provision	(57,144)	(27,178)

Net income	$89,949	$42,046

	Thirty-Nine weeks ended
	September 28, 2014	September 29, 2013
Comparable store sales growth(1)	10.4%	9.7%

Other Operating Data:
Stores at beginning of period	167	148
Opened	24	19

Stores at end of period(2)	191	167

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results—Net Sales.”
(2)	During the thirty-nine weeks ended September 28, 2014, we also relocated one store.

Comparison of Thirty-Nine Weeks Ended September 28, 2014 to Thirty-Nine Weeks Ended

September 29, 2013

Net sales

	Thirty-Nine weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Net sales	$2,232,831	$1,829,675	$403,156	22%
Comparable store sales growth	10.4%	9.7%

Net sales increased during the thirty-nine weeks ended September 28, 2014 as compared to the thirty-nine weeks ended September 29, 2013, primarily as a result of (i) sales growth at stores operated prior to September 29, 2013 and (ii) new store openings after September 29, 2013. Comparable store sales growth and new store openings during fiscal 2013 not yet reflected in comparable store sales growth contributed $292.3 million, or 72%, of the increase in net sales during the thirty-nine weeks ended September 28, 2014. Additionally, $110.8 million, or 28%, of the increase in net sales resulted from new store openings after September 29, 2013.

Cost of sales, buying and occupancy and gross profit

	Thirty-nine weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Net sales	$2,232,831	$1,829,675	$403,156	22%
Cost of sales, buying and occupancy	1,558,876	1,278,623	280,253	22%
Gross profit	673,955	551,052	122,903	22%
Gross margin	30.2%	30.1%	0.1%

Cost of sales, buying and occupancy increased during the thirty-nine weeks ended September 28, 2014 compared to the thirty-nine weeks ended September 29, 2013, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $121.3 million as a result of increased sales volume and $1.6 million as a result of increased margin. The 10 basis point increase in gross margin during the thirty-nine weeks ended September 28, 2014 was primarily driven by leverage in occupancy, utilities and buying costs partially offset by lower merchandise margins from price investments in certain categories and higher inflation in certain categories.

Direct store expenses

	Thirty-Nine weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Direct store expenses	$430,019	$367,064	$62,955	17%
Percentage of net sales	19.3%	20.1%	(0.8)%

Direct store expenses increased $63.0 million, primarily due to a $38.9 million increase for stores operated prior to the thirty-nine weeks ended September 29, 2013. The remaining $24.1 million increase in direct store expenses is associated with stores opened since September 29, 2013. Direct store expenses, as a percentage of net sales, decreased 80 basis points, primarily due to leverage in payroll and benefits, including lower utilization of medical benefits, leverage in depreciation and store level expenses and a benefit from capitalizing a higher amount for store development costs due to the greater number of stores opened during the thirty-nine weeks ended September 28, 2014 over last year.

Selling, general and administrative expenses

	Thirty-Nine weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Selling, general and administrative expenses	$69,594	$60,259	$9,335	15%
Percentage of net sales	3.1%	3.3%	(0.2)%

The increase in selling, general and administrative expenses included $2.6 million of corporate payroll and benefits to support growth, $2.4 million of advertising expense, $2.3 million of secondary offering expenses including related payroll taxes, $2.0 million of corporate bonus, $1.4 million of regional expenses due to increased store count and expansion into new regions. These increases were partially offset by a $3.2 million IPO bonus expense in the prior year. Selling, general and administrative expenses decreased as a percentage of net sales due to leverage in corporate expenses and partially offset by higher advertising expense due to expansion into new markets.

Store pre-opening costs

Store pre-opening costs were $7.1 million for the thirty-nine weeks ended September 28, 2014 and $5.3 million for the thirty-nine weeks ended September 29, 2013. Store pre-opening costs in the thirty-nine weeks ended September 28, 2014 included $6.8 million related to opening 24 stores and relocating one store during that period and $0.3 million associated with stores opening after September 28, 2014. Store pre-opening costs in the thirty-nine weeks ended September 29, 2013 included $5.3 million related to opening 19 stores during that period.

Store closure and exit costs

Store closure and exit costs for the thirty-nine weeks ended September 28, 2014 included costs related to the relocation of one store, a $ 1.2 million favorable adjustment to reserves for settlement with landlord recorded during the thirteen weeks ended September 28, 2014, offset by changes in reserves for stores and facilities already closed and ongoing expenses related to prior closures. Additionally, we determined that we should have been recording accretion expense for store closure reserves and liability for certain occupancy costs. We made a correcting entry of $0.9 million to adjust the liability for closed stores to include such accretion and liability for certain occupancy costs for prior periods. The effect of this entry was not material to any period. Store closure and exit costs for the thirty-nine weeks ended September 29, 2013 consisted primarily of costs to close a former Sunflower warehouse and adjustments to sublease estimates for stores and facilities already closed.

Interest expense

Interest expense decreased to $19.1 million for the thirty-nine weeks ended September 28, 2014 from $30.3 million for the thirty-nine weeks ended September 29, 2013. The decrease in interest expense is due to the lower principal balance of our Term Loan, the repayment of higher interest debt in the April 2013 Refinancing, the repayment of the senior subordinated notes and the interest rate reduction under our Credit Facility in conjunction with our IPO.

Loss on extinguishment of debt

In the thirty-nine weeks ended September 28, 2014, we made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the Term Loan.

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

Income tax provision

Income tax provision increased to $57.1 million for the thirty-nine weeks ended September 28, 2014 from $27.2 million for the thirty-nine weeks ended September 29, 2013, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.9% in the thirty-nine weeks ended September 28, 2014 from 39.3% in the thirty-nine weeks ended September 29, 2013 due to an increase in the enhanced charitable food contribution.

Net income

	Thirty-Nine weeks ended
	September 28, 2014	September 29, 2013	Change	% Change
Net income	$89,949	$42,046	$47,903	114%
Percentage of net sales	4.0%	2.3%	1.7%

Net income growth was attributable to strong business performance driven by comparable store sales growth and resulting operating leverage, strong performance of new stores opened, lower loss on extinguishment of debt and reduced interest expense.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Thirty-Nine weeks ended
	September 28, 2014	September 29, 2013
Cash and cash equivalents at end of period	$118,447	$91,735
Cash provided by operating activities	$151,301	$138,304
Cash used in investing activities	$(95,867)	$(74,603)
Cash provided by (used in) financing activities	$(14,639)	$(39,177)

Since inception, we have financed our operations primarily through cash generated from our operations, sales of our equity and borrowings under our current and former credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodel and maintenance capital expenditures, and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

Net cash provided by operating activities increased $13.0 million to $151.3 million for the thirty-nine weeks ended September 28, 2014 compared to $138.3 million for the thirty-nine weeks ended September 29, 2013. The thirty-nine weeks ended September 28, 2014 includes the impact of stores opened since September 29, 2013. In addition to the increase in the number of stores we operate, we leveraged occupancy, buying, utilities and fixed direct store expenses with higher comparable store sales growth. We also experienced a decrease in interest expense due to refinancing our long-term debt, reduction in balances from a payoff made with IPO proceeds and other unscheduled voluntary repayments and lower interest rate, including a 0.5% lower rate due to our IPO.

Investing Activities

Net cash used in investing activities was $95.9 million for the thirty-nine weeks ended September 28, 2014 compared to $74.6 million for the thirty-nine weeks ended September 29, 2013. The increase in cash used for investing activities is primarily related to timing of payments on capital expenditures for new store openings, store remodels and maintenance capital expenditures.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, annual maintenance capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures of approximately $110 million in fiscal 2014, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used by financing activities was $14.6 million for the thirty-nine weeks ended September 28, 2014 compared to cash used in financing activities of $39.2 million for the thirty-nine weeks ended September 29, 2013. The decrease in cash used by financing activities of $24.6 million is related to $295.9 million of payments to stockholders and optionholders in 2013, $35.0 million in payments on senior subordinated notes in 2013, a $30.6 million increase of excess tax benefits from the exercise of stock options and payments to optionholders, a $7.5 million increase in proceeds from the exercise of stock options, a $4.2 million payment of IPO costs in 2013, a $1.7 million decrease in payments, including a $50.0 million voluntary payment during the thirteen weeks ended September 28, 2014 on our term loan, net of borrowings, and a $1.4 million payment of deferred financing costs in 2013. These decreases in cash used by financing activities were offset by $348.3 million proceeds from the issuance of shares in 2013 and a decrease of $3.5 million in cash from landlords related to financing lease obligations.

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

The following table summarizes our lease obligations as of September 28, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$156,401	$15,113	$30,715	$30,614	$79,960
Operating lease obligations(1)	1,101,360	83,281	194,804	194,852	628,423

Totals	$1,257,761	$98,394	$225,519	$225,466	$708,383

(1)	Represents estimated payments for capital and financing and operating lease obligations as of September 28, 2014. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.2 million for the period of less than one year, $2.1 million for years one to three, $1.4 million for years four to five, and $2.1 million for the period beyond five years.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 26% of our net sales for the thirty-nine weeks ended September 28, 2014, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

There have been no substantial changes to these estimates or the policies related to them during the thirty-nine weeks ended September 28, 2014. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $263.0 million principal outstanding under our Term Loan as of September 28, 2014, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $2.6 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 28, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because, as of September 28, 2014, we continued to have a material weakness related to our internal controls with respect to costing of non-perishable inventories, which we are currently addressing through the implementation of the new automated system for the calculation of inventory cost on a per unit basis. The Company is currently testing the new system and the ongoing effectiveness of the new controls. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 28, 2014, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted separately to the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: November 6, 2014	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted separately to the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act.