Form 10-K
period 2014-12-28
Sprouts Farmers Market, Inc.
filed 2015-02-26
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $3,365,500,197, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 24, 2015, there were outstanding 152,064,393 shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 28, 2014.

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

Who We Are

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 198 stores in 12 states as of February 26, 2015, we are one of the largest specialty retailers of fresh, natural and organic food in the United States.

The cornerstones of our business are fresh, natural and organic products at compelling prices (which we refer to as “Healthy Living for Less”), an attractive and differentiated shopping experience, and knowledgeable team members who we believe provide best-in-class customer service and product education.

Healthy Living for Less. We offer high-quality, fresh, natural and organic products at attractive prices in every department. Consistent with our farmers market heritage, our offering begins with fresh produce, which we source, warehouse and distribute in-house and sell at prices we believe to be significantly below those of other food retailers. In addition, our scale, operating structure and deep industry relationships position us to consistently deliver “Healthy Living for Less” throughout the store. Based on our experience, we believe we attract a broad customer base, including conventional supermarket customers, and appeal to a much wider demographic than other specialty retailers of natural and organic food. We believe that over time, our compelling prices and product offering convert many “trial” customers into loyal “lifestyle” customers who shop Sprouts with greater frequency and across an increasing number of departments.

Attractive, Differentiated Shopping Experience. In a convenient, small-box format (average store size of 28,000 to 30,000 sq. ft.), our stores have a farmers market feel, with a bright, open-air atmosphere to create a comfortable and engaging in-store experience. We strive to be our customers’ everyday healthy grocery store. We feature fresh produce and bulk foods at the center of the store surrounded by a complete grocery offering, including vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, beer and wine, body care and natural household items. Consistent with our fresh, natural and organic offering, we choose not to carry most of the traditional, national branded consumer packaged goods generally found at conventional grocery retailers (e.g., Doritos, Tide and Lucky Charms). Instead, we offer high-quality, healthier alternatives that emphasize our focus on fresh, natural and organic products at great values.

Customer Service and Education. We are dedicated to our mission of “Healthy Living for Less,” and we attract team members who share our passion for educating and serving our customers with the goal of making healthy eating easier and more accessible. We believe our well-trained and engaged team members help our customers increasingly understand that they can purchase a wide selection of high-quality, healthy, and great tasting food for themselves and their families at attractive prices by shopping at Sprouts.

Our Industry

We operate within the grocery store industry which encompasses store formats ranging from small grocery and convenience stores to large independent and chain supermarkets. According to the Progressive Grocer, U.S. supermarket sales totaled over $620 billion in 2013. Based on our industry experience, we believe we are capturing significant market share from conventional supermarkets and other specialty concepts in this supermarket segment.

The supermarket segment is comprised of various formats, including conventional, supercenter, natural / gourmet, limited assortment and warehouse. While the natural and organic food segment is one of the fastest growing segments in the industry, conventional supermarkets have experienced overall share decline from approximately 73% in 2005 to 66% in 2013, according to the Progressive Grocer, as customers have migrated to other grocery retail formats. Conventional supermarket customers are attracted to competitors’ unique product offerings, formats and differentiated shopping experiences.

We believe Sprouts offers consumers a compelling value relative to conventional supermarkets and mass retailers and will continue to benefit from the following industry and consumer trends:

•	Increasing consumer focus on health and wellness. We believe, based on our industry experience, that consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. According to the Nutrition Business Journal, sales of natural and organic food have grown at a CAGR of 12.0% from 1997 to 2012, reaching a total market size of $57 billion in the United States and are expected to continue to grow to $117 billion in 2020, representing a CAGR of 11.0% from 2013 to 2020. In addition, according to the Nutrition Business Journal, vitamin and supplement sales grew at a CAGR of 5.8% from 1997 to 2012, reaching a total market size of $32 billion in the United States. The Nutrition Business Journal forecasts this market will accelerate growth to a CAGR of 6.9% from 2013 to 2020.

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

•	Emphasis on the customer shopping experience. Consumers are increasingly focused on their shopping experience. According to the 2011 Food Marketing Institute study, The Food Retailing Industry Speaks, 60% of shoppers do not shop at the store most convenient to their home. These consumers choose their shopping location based on variety, price and higher-quality produce and meat. Shoppers are also loyal to their primary store, with 75% of their total grocery budget spent at their primary store according to a survey in the Food Marketing Institute’s U.S. Grocery Shopper Trends 2014. Grocers are therefore focused on providing a broad selection of products along with exceptional customer service.

•	Consumer desire for value. Customers across formats seek quality products at compelling value. Stores under our management experienced positive quarterly pro forma comparable store sales growth throughout the economic downturn from 2008 to 2010, while certain traditional, natural and organic retailers faced pressure on sales as customers shifted to lower-priced items or eliminated certain discretionary purchases. We believe consumers will continue to seek high-quality, value-priced offerings in their purchases over the long-term, regardless of macroeconomic conditions.

What Makes Us Different

We believe the following competitive strengths position Sprouts to capitalize on two powerful, long-term consumer trends—a growing interest in health and wellness and a focus on value:

Comprehensive fresh, natural and organic product offering at great value. We feature an expansive offering of high-quality fresh, natural and organic products at compelling value. In particular, we position Sprouts to be a value leader in fresh produce in order to drive trial visits to our stores by new customers. We believe that, over time, our differentiated product offering and strong value proposition converts many trial customers into loyal, lifestyle customers who shop broader categories across the store.

Resilient business model with strong financial performance. We achieved positive, pro forma comparable store sales growth of 9.9%, 10.7%, 9.7%, 5.1% and 2.3% in fiscal 2014, 2013, 2012, 2011 and 2010, respectively, calculated in footnote (b) to the table titled “Supplemental Pro Forma Data—Net Sales” in Item 6. Selected Financial Data. We believe the consistency of our performance over time, even through the economic downturn from 2008 to 2010, and across geographies and vintages is the result of a number of factors, including our distinctive value positioning and merchandising strategies, product innovation and a well-trained staff focused on customer education and service. In addition, we believe our high volume and low-cost store model enhance our ability to consistently offer competitive prices on a complete assortment of fresh, natural and organic products.

Proven and replicable economic store model. We believe that our store model, combined with our rigorous store selection process and a growing interest in health and wellness, contribute to our attractive new store returns on investment. Our typical store requires an average new store cash investment of approximately $2.8 million, including store buildout (net of contributions from landlords), inventory (net of payables) and cash pre-opening expenses. Based on historical performance, we target pre-tax cash-on-cash returns of 35-40% within three to four years after opening. We believe the consistent performance of our store portfolio across geographies and vintages supports the portability of the Sprouts brand and store model into a wide range of markets.

Significant new store growth opportunity supported by broad demographic appeal. We believe, based on our experience, that our broad product offering and value proposition appeals to a wider demographic than other leading competitors, including higher-priced health food and gourmet food retailers. Sprouts has been successful across a variety of urban, suburban and rural locations in diverse geographies, from California to Georgia, underscoring the heightened interest in eating healthy across markets. Based on research conducted for us, we believe that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format, including 400 in states in which we currently operate. We intend to achieve 14% annual new store growth over at least the next five years, balanced among existing, adjacent and new markets.

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

Growing Our Business

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expand our store base. We intend to continue expanding our store base by pursuing new store openings in existing markets, expanding into adjacent markets and penetrating new markets. From our founding in 2002 through December 28, 2014, we opened 115 new stores while successfully rebranding 43 Henry’s Farmers Market (“Henry’s”) and 39 Sunflower Farmers Market (“Sunflower”) stores to the Sprouts banner. On a combined basis, Sprouts, Henry’s and Sunflower opened an average of 18 stores per year from fiscal 2009 through fiscal 2014, which includes the 24 new stores we opened in fiscal 2014, to bring our total store footprint to 191 stores as of December 28, 2014. We expect to continue to expand our store base with 27 store openings planned in fiscal 2015, of which seven have opened as of the date of this Annual Report on Form 10-K, and we intend to achieve 14% annual new store growth over at least the next five years.

The below diagram shows our store footprint, by state, as of December 28, 2014.

Continue positive comparable store sales. For 31 consecutive quarters, including throughout the economic downturn from 2008 to 2010, stores under our management have achieved positive comparable store sales growth. We believe we can continue to grow the number of customer transactions by enhancing our core value proposition and distinctive customer-oriented shopping experience. We aim to grow our average ticket by continuing to expand and refine our fresh, natural and organic product offering, our targeted and personalized marketing efforts and our in-store education. We believe these factors, combined with the continued strong growth in fresh, natural and organic food consumption, will allow Sprouts to gain new customers, increase customer loyalty and, over time, convert single-department trial customers into core, lifestyle customers who shop Sprouts with greater frequency and across an increasing number of departments.

Enhance our operating margins. We believe we can continue to enhance our operating margins through efficiencies of scale, improved systems, continued cost discipline and enhancements to our merchandise offerings. We have made significant investments in management, information technology systems, training, marketing, compliance and other infrastructure to enable us to pursue our growth plans, which we believe will also enhance our margins over time. Furthermore, we expect to achieve economies of scale in sourcing and distribution as we add new stores. Our new stores generally start off at a lower operating margin and over three to four years, increase toward the company average. As such, the timing of our openings could impact the overall operating margins in a given year.

Grow the Sprouts Farmers Market brand. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, private label offerings and corporate partnerships. In addition, we will continue our community outreach and charity programs to more broadly connect with our local communities with the aim of promoting our brand and educating consumers on healthy choices. We will also continue to expand our innovative marketing and promotional strategy through print, digital and social media platforms, all of which promote our mission of “Healthy Living for Less.”

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

During 2011 through 2014, we continued to open new stores and, as of December 28, 2014, had 191 stores in ten states. We are one of the largest specialty retailers of fresh, natural and organic food in the United States.

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

•	Store Design. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a complete grocery offering. We typically dedicate approximately 15% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open floor plans and low displays, intended to provide an easy-to-shop environment that allows our customers to view the entire store. The design of our stores is a farmers market style, with wooden crates stacked with fresh produce and self-service bulk food barrels and bins in a bright and open atmosphere. We believe our stores provide customers with a differentiated shopping experience and promote greater interaction with our well-trained and enthusiastic team members, resulting in what we believe is an enhanced level of customer service.

The below diagram shows a sample layout of our stores:

•	Culture of Service. We are committed to providing and believe we have best-in-class customer service, which builds trust with our customers and differentiates the Sprouts shopping experience from that of many of our competitors. We design our stores to maximize customers’ interactions with our team members. For example, in addition to an open floor plan and low displays, we do not have aisle numbers or self-service checkout lines in our stores, which promotes interaction between customers and team members. We believe this interaction provides an opportunity to educate customers and provides a valued, differentiated customer service model, which enhances customer loyalty and increases visits and purchases over time.

Customer service is critical to our culture and we place great importance on training our team members on customer service and product knowledge to ensure there is friendly, knowledgeable staff in every department. Our team members are trained and empowered to proactively engage with customers throughout the entire store. This includes investing time with them on the benefits of different vitamins, sharing ways to prepare a meal or cutting a piece of produce or opening a package to offer customers product tastings throughout the store. We consider customer education and service to be particularly important as many conventional supermarket customers that have not shopped our stores believe that eating healthy is expensive and difficult. At Sprouts, we believe in “Healthy Living for Less” and strive to provide more consumers with the opportunity to offer their families great tasting, healthy, natural and organic products for less.

Our stores are typically staffed with 80 to 90 full and part-time team members including a store manager, an assistant store manager, eight department managers, five assistant department managers, store office staff and other team members.

•	Recruiting, Training, Development and Promotion. We strive to create a strong and unified company culture and develop team members throughout the entire organization. We have regional department level merchandisers and trainers who are focused on training team members within departments and also assist with store and local merchandising strategies and execution. For new stores, we typically have team members on site approximately three to four weeks before opening to optimize initial and long-term store performance and customer service. We also have approximately 100 people in the field as regional support teams in human resources, operations and compliance. These teams focus on hiring, retention, training, food safety, security, financial management and other operational best practices. We regularly perform audits of our stores to assess customer service, inventory quality and control, merchandising and other factors. We believe our team members contribute to our consistently high service standards and that this helps us successfully open new stores.

We believe Sprouts is an attractive place to work with significant growth opportunities for our team members. We offer competitive wages and benefits as we believe active, educated and passionate team members contribute to consumer satisfaction. In 2014, we promoted approximately 3,600 team members. We also host quarterly Team Member Appreciation Days at each store, hold town hall meetings between team members and company management and provide our team members with discounts on purchases in the store.

•	Store Size. Our stores are generally between 28,000 and 30,000 square feet, which we believe is smaller than many of our peers’ average stores. Our stores are located in a variety of mid-sized and larger shopping centers, lifestyle centers and in certain cases, independent single-unit, stand-alone developments. The size of our stores and our real estate strategy provide us flexibility in site selection, including entering into new developments or existing sites formerly operated by other retailers, including other grocery banners, office supply stores, electronics retailers and other second generation space. Further, we believe our value positioning allows us to serve a diverse customer base and provides us significant flexibility to enter new markets across a variety of socio-economic areas, including markets with varying levels of fresh, natural and organic grocer penetration.

The portability of our store design enabled us to open 19 and 24 stores in fiscal 2013 and fiscal 2014, respectively. We have 27 store openings planned in fiscal 2015, of which seven have opened as of the date of this Annual Report on Form 10-K, and we intend to achieve 14% annual new store growth over at least the next five years.

Our Product Offering

We are a complete food retailer. We focus and tailor our assortment to fresh, natural and organic foods and healthier options throughout all of our departments. When possible, we also offer local products, which we believe our customers value and trust, adding to our authenticity as a natural and organic farmers market.

Fresh, Natural and Organic Foods

Our product offerings focus on fresh, natural and organic foods. Foods are generally considered “fresh” if it is minimally processed or in its raw state not subject to any type of preservation or freezing. Natural foods can be broadly defined as foods that are minimally processed and are free of synthetic preservatives, artificial sweeteners, colors, flavors and other additives, growth hormones, antibiotics, hydrogenated oils, stabilizers and emulsifiers. Essentially, natural foods are largely or completely free of non-naturally occurring chemicals and are as near to their whole, natural state as possible.

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

	2014	2013	2012
Perishables	50.8%	50.1%	49.1%
Non-Perishables	49.2%	49.9%	50.9%

Departments

Our stores include the following departments:

•	Produce. Placed at the center of our stores, our high-quality, value-oriented offering begins with our produce department. We offer our customers a farmers market open-feel environment consisting of an abundant and affordable natural and organic offering of fresh fruits, vegetables and herbs, focused on appearance, flavor and value. Our extensive produce selection includes seasonal, specialty and organic items, often from local or regional farms, at prices targeted to be significantly lower than our competitors.

•	Bulk Items. Our stores include a uniquely crafted selection of more than 450 varieties of scoopable nuts, fruits, trail mixes, grains, beans, cereals, coffee, tea, spices, candy and snacks featured in the center of the store. We believe this high-quality, value-oriented department provides a feeling of an ‘old-time grocery store’ as customers are able to select and scoop as much of these items as they wish, enabling them to buy just enough for a particular recipe, sample a new item, or buy in abundance for home storage.

•	Vitamins and Supplements. Our stores feature more than 4,700 vitamins, supplements, natural remedies, functional food, lifestyle support, and herbal supplements. This department includes an extensive private label offering. We believe there is an education component to shopping in our vitamins and supplements department and that our customers value friendly, knowledgeable and dedicated team members to introduce products and to guide them through their purchases. We employ a full-time nutritionist to assist and train team members and we frequently host in-store, product-specific training sessions. Each store typically holds four to five training sessions per month (including both internal and vendor-led). These training sessions prepare our vitamin and supplement team members to better educate and serve our customers through personalized service and more than 300 annual in-store and online seminars.

•	Grocery. Our grocery offering focuses on healthy options. We carry approximately 4,600 natural and organic products in our grocery aisles, including meal components, natural sodas and other beverages, snacks and bars, baking goods, baby, pet and household items such as detergent and paper towels, and earth-friendly mercantile items. Our product offering includes more than 2,500 gluten-free items, and our own Sprouts private label brand products. We also offer distinctive locally-produced products in each of our market areas, such as preserves, honey, BBQ sauces, salsas and chips.

•

Meat. Our Olde Tyme Butcher Shops combine high-quality sourcing through our trusted supplier network, product variety and old-fashioned customer service. Sprouts’ skilled butchers hand cut meat fresh daily in store with real customer service available to “cut it any way you like it.” We feature “choice natural” beef, pasture raised pork, grass fed organic beef, organic chicken and Grade A all-natural poultry raised cage-free from trusted partner ranches and farms. We consider our approach to be old-fashioned as we cut and grind meat fresh, as needed for our customers, and unlike much of the industry today, we have no offsite facility delivering products processed days in advance. We also offer varieties of sausages made fresh daily in-store as well as an abundant selection of entrees, including gourmet burgers, pinwheels, stuffed chicken breasts, pork chops and roasts. We believe that our customers value the freshness, quality and service level of our meat department and this generates repeat traffic and purchases.

•	Seafood. We offer a wide variety of seafood favorites delivered up to six days a week. We carry multiple options for baking, sautéing, or grilling and round out our assortment with wild fresh species while in season.

•	Deli. We feature a broad array of fresh deli specialties, including high-quality sliced deli meat, salads, dips, entrees, side dishes and fresh made to order sandwiches at value prices and an abundant selection of cheeses from around the world.

•	Bakery. Our focus on fresh, high-quality and unique “signature” products is evident in our bakery department, which is located at the entrance to each store. Sprouts’ bakery offering includes artisan bread alongside a wide assortment of sandwich breads, rolls, tortillas, pitas, muffins, cookies and pies as well as sugar free, gluten free and low carbohydrate products. We bake a large selection of products fresh in-store every day to enhance the overall customer experience.

•	Dairy and Dairy Alternatives. Our dairy department features a wide selection of organic, natural and regionally sourced milk, yogurt (including Greek, Australian, organic, and soy-based), butter and eggs, as well as a full selection of vegan and vegetarian alternative dairy products.

•	Frozen Foods. Our freezer cases feature traditional and ethnic natural and organic entrees and side dishes, along with frozen vegetables, desserts and specialty items, such as gluten-free breads and non-dairy ice creams.

•	Beer and Wine. We offer a carefully selected assortment of craft beers, microbrews and premium beers from around the world and an expansive variety of domestic and international wines, many of which we price at $10 or less. We also stock Kosher, organic, sustainable and biodynamic, local, exclusive-to-Sprouts and even non-alcoholic wines.

•	Natural Health and Body Care. Sprouts offers approximately 2,500 natural, cruelty-free health and beauty products, old-fashioned remedies and modern body care innovations, including facial care products and make up, skin, hair, dental, baby care and grooming products, all at value-oriented prices.

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products uphold our quality standards, and include no artificial flavors, colors or preservatives. We believe our private label brand features competitively priced specialty and innovative products, at quality levels that equal or exceed national brands. We have increased our portfolio of private label items from approximately 800 items at the end of 2011 to approximately 1,500 as of December 28, 2014. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty. Our private label brands generally provide us with increased margins and our customers with lower prices compared to branded products.

Sourcing and Distribution

We manage the buying of, and set the standards for, the products we sell, and we source our products from over 850 vendors and suppliers, both domestically and internationally.

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

We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We distribute all produce to our stores from two leased distribution facilities and one third-party operated distribution facility, and we manage every aspect of quality control in this department. We believe we have sufficient capacity at these facilities to support our near-term growth plans.

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

Nature’s Best, Inc. (referred to as “NB”) is our primary supplier of dry grocery and frozen food products, accounting for approximately 23%, 23% and 17% of our total purchases in fiscal 2014, 2013 and 2012, respectively. Another 4% of our total purchases in each of fiscal 2014, 2013 and 2012 were made through our secondary supplier, United Natural Foods, Inc. (referred to as “UNFI”). See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Customers

Our target customer seeks a wide assortment of high-quality fresh and nutritious food as well as vitamins and supplements at competitive prices. We believe our value proposition and complete grocery offering engages both conventional and health-focused shoppers.

We have a broad range of customers from those looking for value, to customers seeking specific attribute products, to those seeking to eat healthier. We believe the majority of our customers are initially attracted to our stores by our fresh produce, which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We drive customer traffic by aggressively promoting produce and other items through weekly advertisements designed primarily to reach the everyday supermarket shopper. These customers are typically “trial” customers that limit their shopping to specific products or departments, such as produce. Through department-specific promotions, in-store signage, and customer education, these trial customers become “transition” customers that shop new departments and try new products. Over time, through customer service and engagement, targeted marketing, and increased knowledge of our product offering, we believe that transition customers become “lifestyle” customers that shop with greater frequency throughout the entire store. The table below provides an overview of our trial, transition and lifestyle customer maturation cycle.

Category	Description
Trial	Trial customers are new to our stores and typically limit their shopping to a specific product or visit a single department (e.g., produce).
Transition	Former trial customers that have become familiar with our stores through promotions, in-store signage and customer education, and are shopping an increasing number of departments.
Lifestyle	Lifestyle customers are frequent customers that make Sprouts their primary grocery shopping destination. They are very familiar with our stores and shop for products throughout the entire store.

Our Pricing, Marketing and Advertising

•	Pricing. We are committed to a pricing strategy consistent with our motto of “Healthy Living for Less.” As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions on selected products that drive traffic and trial. We typically have about 25% of our approximately 17,500 products on sale at any given time.

•	Marketing and Advertising. We supplement and support our everyday competitive pricing strategy through weekly advertised specials, a weekly e-circular, online coupons and special promotions. We send over 13 million weekly advertisement circulars to encourage customers to shop at our stores. These circulars focus on product education and offerings and aim to engage the customer. We use sales flyers distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These sales flyers include representative products from our key departments. In addition, we have a customer database of over 697,000 customers as of December 28, 2014, many of whom receive electronic versions of our weekly circulars or monthly newsletters.

We tailor our advertisements to specific markets, which provides us with greater flexibility to offer different promotions and respond to local competitive activity. In addition, we advertise our sales promotions and support our brand image through the use of local radio, as well as targeted direct mail in specific markets. We also maintain our website, www.sprouts.com, on which we display our weekly sales flyers and offer special deals and coupons and continue to expand our social media platform. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our website herein. As of December 28, 2014, we had approximately 1,170,000 Facebook fans, up from approximately 324,000 at the end of 2013. In 2012, we also began launching Facebook pages for each new store opening, which we believe helps build awareness and excitement around our new stores.

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

In addition to the weekly circulars, the table below describes a few of the numerous other saving opportunities for our customers, all of which are meant to reinforce our value offering and are designed to appeal to specific target customers. In 2014, we had approximately 29 department-wide promotions at each store throughout the year.

Promotional Activity	Description
Double-Ad Wednesday	As weekly ads run from Wednesday to Wednesday, on each Wednesday there are twice as many items on sale
Vitamin Extravaganza	Every vitamin, supplement and body care product is 25% off regular retail pricing
Frozen Frenzy	20% off any frozen item a customer can fit into a Sprouts grocery bag. These products include natural and organic entrees, side dishes, and frozen vegetables and desserts
Gluten-Free Jubilee	25% off thousands of gluten-free products in all departments
72-Hour Sale	On select Fridays, Saturdays and Sundays, stores run special ad prices on popular meat, vitamins, bulk items and everyday groceries
Incredible Bulk Sale	25% off all bulk bin items, bulk spices, and bulk coffees

Our Communities

We are actively involved in the communities in which we operate, and support many local non-profit and educational institutions that share our goal of improved health, nutrition and fitness. Stores are also encouraged to support charities important to their local communities. This involvement takes many forms, including:

•	Alignment with Certain Causes. Sprouts has undertaken a number of innovative corporate fundraising initiatives, including a multi-faceted program with Autism Speaks and the Southwest Autism Research and Resource Center. Since 2010, we have raised more than $4.9 million through our donations, as well as the donations by our customers (who made donations at the cash register) and business partners. We have also adopted the Grab & Give campaign, which encourages customers to buy bags of groceries at a discount and then allow us to donate them to food banks in the markets in which we operate.

•	Donations. Our donation goal is to contribute to the health of families and children and to healthy environments through in-kind support. Many donations are made at store level, in the form of food donations or gift cards, to qualifying organizations that are aligned with our goals. Examples include bananas or water for fundraising road races, reusable bags for health fairs and green festivals and gift cards to be used as raffle items or to provide catering for a fundraising event. During 2014, we donated over eight million pounds of produce and other food to local food banks in the markets in which we operate through our Food Rescue Program, which we launched in August 2013.

•	Volunteerism. Our team members are encouraged to help people and organizations in need. We have provided major volunteer support to events like the Arizona Walk Now for Autism Speaks, the Phoenix Rescue Mission, and various food banks. With an engaged base of more than 17,000 team members, we have the ability to use our leverage to support causes.

Store Selection and Economics

We have an extensive and selective process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated real estate team as well as a real estate committee comprised of our Chief Development Officer and other members of senior management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Multiple members of our committee will also conduct an on-site inspection prior to approving any new location.

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

Based upon research conducted for us by Buxton Company in 2013, we believe that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format. We believe we have significant growth opportunity in existing markets, as approximately 400 of these 1,200 potential stores are located in our current markets (nine states). We intend to achieve 14% annual new store growth over at least the next five years, with a balanced focus on existing, adjacent and new market growth.

See “Properties” for additional information with respect to our store locations.

Competition

The $620 billion U.S. supermarket industry is large, intensely competitive and highly fragmented. We compete for customers with a wide array of food retailers, including natural and organic, specialty, conventional, mass and discount and other food retail formats. Our competitors include conventional supermarkets such as Kroger and Safeway, as well as other food retailers such as Whole Foods, Natural Grocers by Vitamin Cottage and Trader Joe’s.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year and lowest during the fourth quarter. Produce, which contributed approximately 26% of our net sales for the fiscal year ended December 28, 2014, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to ingredients, product weight, etc. The FDA administers a systematic review and approval program for certain “health claims” (claims describing the relationship between a food substance and a health or disease condition). It has also promulgated regulatory definitions for various “nutrient content claims” (e.g., “high in antioxidants,” “low in fat,” etc.). In 2014, the FDA issued a proposed rule that would amend the nutrition facts labeling standards on food products, which if adopted, could affect our costs through mandatory label or signage updates to products sold in our deli department.

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

Employees

As of December 28, 2014, we had more than 17,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

Corporate Offices

Our principal executive offices are located at 11811 N. Tatum Boulevard, Suite 2400, Phoenix, Arizona 85028, and our telephone number is (480) 814-8016. Effective March 9, 2015, our principal executive offices will be located at 5455 E. High Street, Suite 111, Phoenix, Arizona 85054. Our website address is www.sprouts.com. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (referred to as the “SEC”).

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

Business and Operating Risks

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

Although we believe, based on research conducted for us by a third-party research firm in 2013, that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format, we anticipate that it will take years to grow our store count to that number. We cannot assure you that we will grow our store count to approximately 1,200 stores. We opened 24 and 19 stores in fiscal 2014 and 2013, respectively, and we intend to achieve 14% annual new store growth over at least the next five years. However, we cannot assure you that we will achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and results of operations may be adversely affected.

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

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including:

•	general economic conditions;

•	slowing in the fresh, natural and organic retail sector;

•	the impact of new and acquired stores entering into the comparable store base;

•	the opening of new stores that cannibalize store sales in existing areas;

•	increased competitive activity;

•	price changes in response to competitive factors;

•	possible supply shortages;

•	cycling against any year of above-average sales results;

•	consumer preferences, buying trends and spending levels;

•	product price inflation and deflation;

•	the number and dollar amount of customer transactions in our stores;

•	our ability to provide product offerings that generate new and repeat visits to our stores; and

•	the level of customer service that we provide in our stores.

These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.

Disruption of significant supplier relationships could negatively affect our business.

NB is our primary supplier of dry grocery and frozen food products, accounting for approximately 23% of our total purchases in each of fiscal 2014 and 2013. We also have commitments in place with NB to order certain amounts of our distribution-sourced organic and natural produce, and to maintain certain minimum average annual store purchase volumes, including for any new stores we open. Our current contractual relationship with NB continues through April 2018. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of NB to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels. Another 4% of our total purchases in each of fiscal 2014 and 2013 were made through our secondary supplier, UNFI. Our current contractual relationship with UNFI continues through December 31, 2018. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if NB, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition and results of operations.

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

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

•	anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences and demographics in a timely manner;

•	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and

•	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, dietary preferences, natural and organic products, and vitamins and supplements. Consumer preferences towards vitamins, supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost of these products. Our store offerings currently include natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety, efficacy or benefits of any such items may adversely affect demand for our products, and could result in lower customer traffic, sales and results of operations.

If we are unable to anticipate and satisfy consumer preferences in the regions where we operate, our sales may decrease, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to maintain or improve our operating margins, which could adversely affect our financial condition and ability to grow.

If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture efficiencies of scale, improve our systems, continue our cost discipline, and maintain appropriate store labor levels and disciplined product selection, our operating margins may stagnate or decline. In addition, competition and pricing pressures from competitors may also adversely impact our operating margins. Both efficiencies from scale and competition could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

Real or perceived concerns that products we sell could cause unexpected side effects, illness, injury or death could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

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

As a fresh, natural and organic retailer, we believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. As a result, we believe that our customers hold us to a high food safety standard. Therefore, real or perceived quality or food safety concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, would cause negative publicity and lost confidence regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Sprouts brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents involving our company, our suppliers or the products we sell can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity.

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

Our lease obligations could adversely affect our financial performance and may require us to continue paying rent for store locations that we no longer operate.

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

Further, we generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, which could materially adversely affect our business, results of operations or financial condition.

Claims under our insurance plans may differ from our estimates, which could materially impact our results of operations.

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability (including, in connection with legal proceedings described under “—Legal proceedings could materially impact our business, financial condition and results of operations” below), property insurance, director and officers’ liability insurance, vehicle liability and team member health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of December 28, 2014, we had outstanding indebtedness of $261.3 million under our credit agreement (referred to as the “Credit Facility”). We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

Market and Other External Risks

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

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 26% of our net sales in both fiscal 2014 and 2013. Although we have not experienced difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

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

As of December 28, 2014, we operated 79 stores in California, making California our largest market representing 41% of our total stores and 44% of our net sales in the fiscal year ended December 28, 2014. We also have store concentration in Texas, Arizona and Colorado, operating 33, 27 and 25 stores in those states, respectively, and representing 44% in the aggregate of our net sales in the fiscal year ended December 28, 2014. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, changes in economic conditions, severe weather conditions and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations.

Increased commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other key ingredients. Many commodity prices worldwide have been increasing. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events will increase the costs of operating our stores. Although fuel prices declined during the second half of 2014, our shipping costs also may increase if fuel and freight prices increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition and results of operations.

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

Financial Reporting, Legal and Other Regulatory Risks

We, as well as our vendors, are subject to numerous laws and regulations and our compliance with these laws and regulations may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past, or otherwise adversely affect our business, reputation, results of operations and financial condition.

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

We are also subject to laws and regulations more generally applicable to retailers. Compliance with such laws and regulations may increase our costs, limit or eliminate our ability to sell certain products or otherwise adversely affect our business, reputation, results of operations or financial condition.

We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

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

We provide nutrition-oriented education to our customers, and these activities may be subject to state and federal regulation, and oversight by professional organizations. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that (i) does not, in the FDA’s view, accurately present such information, (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information or (iii) impermissibly promotes drug-type disease-related benefits. If our team members or third parties we engage to provide this information do not act in accordance with regulatory requirements, we may become subject to penalties that could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on this activity. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our customer educators to provide some information to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

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

Specifically, proposed changes to financial accounting standards could require such leases to be recognized on our balance sheet. In addition to our indebtedness, we have significant obligations relating to our current operating leases. All of our existing stores are subject to leases, which have average remaining terms of nine years and, as of December 28, 2014, we had undiscounted operating lease commitments of approximately $1,149 million, scheduled through 2032, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, but are not reflected as liabilities on our consolidated balance sheets. During fiscal 2014, our rent expense charged under operating leases was approximately $72.9 million.

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

As a public company, we are required to maintain internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to file a report by management on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

In connection with management’s assessment of the effectiveness of our disclosure controls and procedures for the year ended December 29, 2013, we concluded a material weakness existed related to our internal controls with respect to the costing of non-perishable inventories. During the fiscal year ended December 28, 2014, we implemented additional controls and procedures to address this material weakness and management determined that this material weakness was remediated as of December 28, 2014.

If we are unable to maintain effective internal control over financial reporting, if we identify any material weaknesses therein, if we are unsuccessful in our efforts to remediate any such material weakness, if our management is unable to report that our internal control over financial reporting is effective when required, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill. As of December 28, 2014, we had goodwill of approximately $368.1 million, which represented 27% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2012, 2013 and 2014, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Common Stock Ownership Risks

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 28, 2014, we had 191 stores located in ten states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Arizona	27	Nevada	5
California	79	New Mexico	6
Colorado	25	Oklahoma	6
Georgia	4	Texas	33
Kansas	2	Utah	4

In fiscal 2013, we opened 19 new stores, and in fiscal 2014 we opened 24 new stores. As of February 26, 2015, we have opened seven stores in fiscal 2015, bringing our total store count to 198.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 20 year term with four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. In fiscal 2014, we remodeled 15 stores, relocated one store and in fiscal 2015, we plan to remodel approximately six stores.

As of December 28, 2014, we leased our two distribution warehouses, as well as our current corporate office in Phoenix, Arizona, from unaffiliated third parties. Information about such facilities is set forth in the table below:

Facility	State	Square Footage*
Corporate Office(1)	Arizona	43,000
Distribution Warehouse	Arizona	106,000
Distribution Warehouse	Texas	117,000

*	Rounded to the nearest 1,000 square feet
(1)	In July 2014, we entered into a 14-year lease for a new approximately 71,000 square foot corporate office in Phoenix, Arizona to commence in March 2015, at which time we will relocate to this location.

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

	High	Low
2013
Third quarter	$46.31	$33.00
Fourth quarter	$49.45	$35.58

	High	Low
2014
First quarter	$40.09	$33.92
Second quarter	$38.35	$25.73
Third quarter	$33.18	$29.10
Fourth quarter	$32.94	$27.17

The closing price of our common stock as of February 24, 2015 was $36.64 per share, and the number of stockholders of record of our common stock as of February 24, 2015 was 146. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 1, 2013 (the date our stock began trading on the Nasdaq Global Select Market) and December 28, 2014, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

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

Item 6.	Selected Financial Data

	Fiscal 2014(4)	Fiscal 2013(3)	Fiscal 2012(2)	Fiscal 2011(1)	Fiscal 2010(1)
	(dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$2,967,424	$2,437,911	$1,794,823	$1,105,879	$516,816
Cost of sales, buying and occupancy	2,082,221	1,712,644	1,264,514	794,905	366,947

Gross profit	885,203	725,267	530,309	310,974	149,869
Direct store expenses	581,621	496,183	368,323	238,245	114,463
Selling, general and administrative expenses	95,397	81,795	86,364	58,528	23,277
Amortization of Henry’s trade names and capitalized software	—	—	—	32,202	867
Store pre-opening costs	7,749	5,734	2,782	1,338	2,341
Store closure and exit costs	725	2,051	2,155	6,382	354

Income (loss) from operations	199,711	139,504	70,685	(25,721)	8,567
Interest expense	(25,063)	(37,203)	(35,488)	(19,813)	(681)
Other income	596	487	562	358	295
Loss on extinguishment of debt	(1,138)	(18,721)	(992)	—	—

Income (loss) before income taxes	174,106	84,067	34,767	(45,176)	8,181
Income tax (provision) benefit	(66,414)	(32,741)	(15,267)	17,731	(3,320)

Net income (loss)	$107,692	$51,326	$19,500	$(27,445)	$4,861

Per Share Data:
Net income (loss) per share—basic	$0.72	$0.38	$0.16	$(0.28)	$0.08
Net income (loss) per share—diluted	$0.70	$0.37	$0.16	$(0.28)	$0.08
Weighted average shares outstanding—basic	149,751	134,622	119,427	96,954	64,350
Weighted average shares outstanding—diluted	154,328	139,765	121,781	96,954	64,350

	Fiscal 2014	Fiscal 2013	Fiscal 2012(2)	Fiscal 2011(1)	Fiscal 2010(1)
Pro forma comparable store sales growth(5)	9.9%	10.7%	9.7%	5.1%	2.3%
Pro forma stores at end of period	191	167	148	138	129

Other Operating Data:
Stores at beginning of period	167	148	103	43	40
Opened	24	19	9	7	3
Acquired	—	—	37	56	—
Closed	—	—	(1)	(3)	—
Stores at end of period(6)	191	167	148	103	43
Gross square feet at end of period	5,252,851	4,582,743	4,064,888	2,721,430	1,035,841
Average store size at end of period (gross square feet)	27,502	27,442	27,465	26,422	24,089

	As of
	December 28, 2014	December 29, 2013	December 30, 2012(2)	January 1, 2012(1)	January 2, 2011(1)
Balance Sheet Data
Cash and cash equivalents	$130,513	$77,652	$67,211	$14,542	$4,918
Total assets	1,369,073	1,172,404	1,103,236	761,646	232,636
Total capital and finance lease obligations, including current portion	150,698	119,572	107,639	75,409	8,248
Total long-term debt, including current portion	256,357	311,240	426,544	294,764	—
Total stockholders’ equity	685,389	513,771	386,755	267,453	156,660

(1)	Fiscal 2010 and the period from January 3, 2011 through April 18, 2011 reflect the sales and expenses directly attributable to Henry’s operations and include allocations of expenses from Henry’s previous parent company. These expenses were allocated to Henry’s on the basis that was considered to reflect fairly or reasonably the utilization of the services provided to, or the benefit obtained by, Henry’s. Historical financial statements for Henry’s prior to April 18, 2011 do not reflect the interest expense or debt Henry’s might have incurred if it had been a stand-alone entity. Additionally, we would have expected to incur other expenses not reflected in our historical financial statements prior to April 18, 2011, if Henry’s had operated as a stand-alone entity. Commencing on April 18, 2011, our consolidated financial statements also include the financial position, results of operations and cash flows of the business we operated prior to the acquisition of Henry’s (such prior business referred to as “Sprouts Arizona”).
(2)	For the period from April 18, 2011 to May 28, 2012 our consolidated financial statements include the financial position results of operations and cash flows of Henry’s and Sprouts Arizona. Commencing on May 29, 2012, our consolidated financial statements also include the financial position, results of operations and cash flows of Sunflower. Fiscal 2012 included $19.5 million of expenses related to the acquisition and integration of Sunflower and Henry’s.
(3)	Fiscal 2013 selling, general and administrative expense included $3.2 million for IPO related bonuses and $2.0 million for expenses related to the November 2013 Offering.
(4)	Fiscal 2014 selling, general and administrative expense included $2.6 million for expenses related to our April 2014 secondary offering and our August 2014 secondary offering.
(5)	Pro forma comparable store sales growth reflects comparable store sales growth calculated including stores acquired in the Transactions for all reported periods. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales on the day of closure. We include sales from an acquired store in comparable store sales on the later of (i) the day of acquisition or (ii) the first day of the 61st week following the store’s opening. We use pro forma comparable store sales to calculate pro forma comparable store sales growth.
(6)	During Fiscal 2014, we also relocated one store.

Supplemental Pro Forma Data—Net Sales

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(dollars in thousands)
Net sales—actual	$2,967,424	$2,437,911	$1,794,823	$1,105,879	$516,816
Pro forma adjustments(a)	—	—	196,140	616,776	973,543

Pro forma net sales	$2,967,424	$2,437,911	$1,990,963	$1,722,655	$1,490,359

Pro forma comparable store sales growth(b)	9.9%	10.7%	9.7%	5.1%	2.3%

(a)	Pro forma adjustments reflect the net sales of Sprouts Arizona and Sunflower for all periods reported.
(b)	Pro forma comparable store sales growth is calculated including all stores acquired in the Transactions for all periods reported.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 191 stores in ten states as of December 28, 2014, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 26, 2015, we have grown to 198 stores in 12 states (including our first stores in Missouri and Alabama).

The cornerstones of our business are fresh, natural and organic products at compelling prices (which we refer to as “Healthy Living for Less”), an attractive and differentiated shopping experience, and knowledgeable team members who we believe provide best-in-class customer service and product education.

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with the Apollo Funds, and added 43 stores by merging with Henry’s and its Sun Harvest-brand stores in the Henry’s Transaction. Our merger with Henry’s brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower in the Sunflower Transaction and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. We refer to the Henry’s Transaction and the Sunflower Transaction as the “Transactions”. On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 14% annual new store growth for at least the next five years, including 27 planned new store openings in 2015, of which seven have opened as February 26, 2015.

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

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2014, 2013 and 2012 were 52-week years ending on December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. We do not include sales taxes in net sales.

We monitor our comparable store sales growth to evaluate and identify trends in our sales performance. Pro forma comparable store sales growth reflects comparable store sales growth on a pro forma basis calculated including all stores acquired in the Transactions. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales beginning on the day of closure. We include sales from an acquired store in comparable store sales on the later of (i) the day of acquisition or (ii) the first day of the 61st week following the store’s opening. This practice may differ from the methods that other retailers use to calculate similar measures. We use pro forma comparable store sales to calculate pro forma comparable store sales growth. See the table titled “Supplemental Pro Forma Data—Net Sales” in Item 6. Selected Financial Data.

Our net sales have increased as a result of new store openings, comparable store sales growth and the full integration of Sunflower stores. Factors that influence comparable store sales growth and other sales trends include:

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

In September 2013, the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014; however, early adoption is permitted. We have adopted the regulations for the tax year beginning December 30, 2013. We have analyzed the impacts of the tangible property regulations and have determined we are in compliance with the regulations.

Factors Affecting Comparability of Results of Operations

Sunflower Transaction

In May 2012, we acquired Sunflower in the Sunflower Transaction. Commencing on May 29, 2012, our consolidated financial statements also include the financial position, results of operations and cash flows of Sunflower.

Pro Forma Information

The effect of the Sunflower Transaction had a material effect on the comparability of our results of operations. Consequently, we have supplemented the comparative discussion of our results of operations for fiscal 2013 and fiscal 2012 with a comparative discussion of our historical results of operations on a pro forma basis for fiscal. Pro forma statement of operations information for fiscal 2012 gives effect to the Sunflower Transaction as if it was consummated on the first day of fiscal 2012 as set out under “Pro Forma for the Sunflower Transaction” in “Unaudited Supplemental Fiscal 2012 Pro Forma Information.” This fiscal 2012 pro forma information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not include the impact of the April 2013 Refinancing, described below in “—Liquidity and Capital Resources”, or the IPO.

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

Results of Operations for Fiscal 2014, 2013 and 2012

The following tables set forth our results of operations, unaudited supplemental pro forma information and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$2,967,424	$2,437,911	$1,794,823
Cost of sales, buying and occupancy	2,082,221	1,712,644	1,264,514

Gross profit	885,203	725,267	530,309
Direct store expenses	581,621	496,183	368,323
Selling, general and administrative expenses	95,397	81,795	86,364
Store pre-opening costs	7,749	5,734	2,782
Store closure and exit costs	725	2,051	2,155

Income from operations	199,711	139,504	70,685
Interest expense	(25,063)	(37,203)	(35,488)
Other income	596	487	562
Loss on extinguishment of debt	(1,138)	(18,721)	(992)

Income before income taxes	174,106	84,067	34,767
Income tax provision	(66,414)	(32,741)	(15,267)

Net income	$107,692	$51,326	$19,500

Fiscal 2012
(in thousands)
Unaudited Supplemental Pro Forma Information(1):
Net sales	$1,990,963
Cost of sales, buying and occupancy	1,403,158

Gross profit	587,805
Direct store expenses	403,731
Selling, general and administrative expenses	91,611
Store pre-opening costs	5,218
Store closure and exit costs	2,214

Income from operations	85,031
Interest expense	(40,250)
Other income	649
Loss on extinguishment of debt	(992)

Income (loss) before income taxes	44,438
Income tax (provision) benefit	(19,912)

Net income (loss)	$24,526

(1)	Unaudited supplemental pro forma information for fiscal 2012 gives effect to the Sunflower Transaction as if it were consummated on the first day of fiscal 2012 (but does not give effect to the April 2013 Refinancing or the IPO). See “Unaudited Supplemental Fiscal 2012 Pro Forma Information.”

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Other Operating Data:
Pro forma comparable store sales growth	9.9%	10.7%	9.7%
Stores at beginning of period	167	148	103
Opened	24	19	9
Acquired	—	—	37
Closed	—	—	(1)
Stores at end of period	191	167	148

Comparison of Fiscal 2014 to Fiscal 2013

Net sales

	Fiscal 2014	Fiscal 2013	Change	% Change
	(dollars in thousands)
Net sales	$2,967,424	$2,437,911	$529,513	22%
Comparable store sales growth	9.9%	10.7%

Net sales increased during 2014 as compared to 2013, primarily as a result of (i) sales growth at stores operated prior to 2014 and (iii) new store openings.

Net sales growth at stores operated prior to December 29, 2013 contributed $343.0 million, or 65% of the increase in net sales for 2014. New store openings during 2014 contributed $186.5 million, or 35%, of the increase in net sales during 2014.

Cost of sales, buying and occupancy and gross profit

	Fiscal 2014	Fiscal 2013	Change	% Change
	(dollars in thousands)
Net sales	$2,967,424	$2,437,911	$529,513	22%
Cost of sales, buying and occupancy	2,082,221	1,712,644	369,577	22%
Gross profit	885,203	725,267	159,936	22%
Gross margin	29.8%	29.7%	0.1%

Cost of sales, buying and occupancy increased during 2014 compared to 2013, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $157.0 million as a result of increased sales volume and $2.9 million as a result of increased margin. The 10 basis point increase in gross margin during 2014 was primarily driven by leverage in occupancy, utilities and buying costs partially offset by lower merchandise margins from higher inflation in certain categories and increased promotional activities.

Direct store expenses

	Fiscal 2014	Fiscal 2013	Change	% Change
	(dollars in thousands)
Direct store expenses	$581,621	$496,183	$85,438	17%
Percentage of net sales	19.6%	20.4%	(0.8)%

Direct store expenses increased $85.4 million, primarily due to a $43.2 million increase for stores operated prior to 2014. The remaining $42.2 million increase in direct store expenses is associated with stores opened during 2014. Direct store expenses, as a percentage of net sales, decreased 80 basis points, primarily due to leverage in payroll, lower utilization of medical benefits, leverage in depreciation and store level expenses.

Selling, general and administrative expenses

	Fiscal 2014	Fiscal 2013	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$95,397	$81,795	$13,602	17%
Percentage of net sales	3.2%	3.4%	(0.2)%

The increase in selling, general and administrative expenses included $4.6 million of advertising expense due to additional new stores and new markets, $4.2 million of corporate payroll and benefits to support growth, $2.6 million of corporate bonus due to goal attainment, $1.8 million of regional expenses due to increased store count and expansion into new regions, $1.3 million increase in IT maintenance due to growth. $0.9 million increase in depreciation primarily due to accelerated depreciation for corporate office move, $0.5 million increase in secondary offering expenses including related payroll taxes and other less significant increases. These increases were partially offset by a $3.2 million IPO bonus expense in the prior year, a $1.4 million decrease in accounting fees related to the insourcing of certain functions, and $1.1 million decrease in share based compensation expense due to vesting of historical grants. Selling, general and administrative expenses decreased as a percentage of net sales due to leverage in corporate expenses.

Store pre-opening costs

Store pre-opening costs were $7.7 million for 2014 and $5.7 million for 2013. Store pre-opening costs during 2014 included $7.0 million related to opening 24 stores and relocating one store during that period and $0.7 million associated with stores opening after 2014. Store pre-opening costs in 2013 included $5.3 million related to opening 19 stores during that period and $0.4 million for stores opened after 2013.

Store closure and exit costs

Store closure and exit costs for 2014 included costs related to the relocation of one store and a $1.2 million favorable adjustment to reserves for settlement with landlord, offset by changes in reserves for stores and facilities already closed and ongoing expenses related to prior closures. Additionally, we determined that we should have been recording accretion expense for store closure reserves and made a correcting entry of $0.9 million to adjust the liability for closed stores to include such accretion for prior periods. Such accretion was not material to any prior period. Store closure and exit costs for 2013 consisted primarily of costs to close a former Sunflower warehouse and adjustments to sublease estimates for stores and facilities already closed.

Loss on extinguishment of debt

In 2014, we made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the Term Loan.

In 2013, we recorded a loss on extinguishment of debt totaling $18.7 million primarily related to the write-off of deferred financing costs and issue discount. These write-offs included $9.0 million related to the August 2013 pay down of debt using proceeds from our IPO, $8.2 million related to the April 2013 refinancing and $1.0 million related to the December 2013 additional principal payment of $40.0 million. Additionally, loss on extinguishment of debt includes $0.5 million related to the renewal of a financing lease.

Interest expense

Interest expense decreased to $25.1 million for 2014 from $37.2 million for 2013, primarily due to a reduction in the interest rates related to the April 2013 Refinancing, the August 2013 pay down on the Term Loan, the $40.0 million voluntary principal payment in December 2013, the $50.0 million voluntary principal payment made in August 2014 and the May 2013 payoff of the Senior Subordinated Notes. These decreases were partially offset by an increase in interest related to additional capital and financial leases. See Note 13 “Long-Term Debt” to our audited consolidated financial statements.

Income tax provision

Income tax provision increased to $66.4 million for 2014 from $32.7 million for 2013, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.1% in 2014 from 38.9% in 2013 due to an increase in the enhanced charitable food contribution.

Net income

	Fiscal 2014	Fiscal 2013	Change	% Change
	(dollars in thousands)
Net income	$107,692	$51,326	$56,366	110%
Percentage of sales	3.6%	2.1%	1.5%

Net income growth was attributable to strong business performance driven by comparable store sales and resulting operating leverage, strong performance of new stores opened, change in loss on extinguishment of debt and reduced interest expense.

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

The decrease in selling, general and administrative expenses during 2013 includes a $19.5 million decrease in acquisition and integration costs and $2.7 million related to settlement of a tradename dispute recorded in 2012. These decreases were partially offset by $4.1 million in expenses related to technology initiatives, $3.2 million of bonuses paid in conjunction with our IPO, a $2.3 million increase in regional personnel and travel expenses related to increased store count, a $2.2 million increase in advertising, $2.0 million of expenses related to our November 2013 secondary offering including employer payroll taxes on options exercised, $1.0 million of IPO related expenses, $1.0 million of increased equity-based compensation and payroll taxes including expense related to the anti-dilution payments made in April 2013, $0.9 million in corporate payroll and benefits and $0.5 million in legal settlements. Selling, general and administrative expenses decreased as a percentage of net sales during 2013 due to improved leverage of payroll and store advertising costs and the decrease in acquisition and integration costs described above.

Comparing 2013 to pro forma 2012, selling, general and administrative expenses decreased primarily due a $17.1 million decrease in acquisition and integration costs, $2.7 million decrease related to settlement of a tradename dispute recorded in 2012 and a $2.5 million decrease in administrative payroll and benefits related to synergies achieved from the integration of Sunflower. These items were offset by the items discussed above. Selling, general and administrative expenses decreased as a percentage of net sales during 2013 due to improved leverage of payroll and store advertising costs and the decrease in acquisition and integration costs described above.

Store pre-opening costs

Store pre-opening costs increased to $5.7 million for 2013 from $2.8 million for 2012. Store pre-opening costs in 2013 primarily include pre-opening costs related to the 19 stores opened during that period and $0.5 million of expenses related to stores opened in early 2014. Store pre-opening costs for 2012 include pre-opening costs related to nine stores opened during that time period and $0.8 million for stores opened in 2013. Of those nine stores, two were stores acquired in the Sunflower Transaction, where a portion of the related pre-opening costs are reflected in the Sunflower pre-acquisition financial statements (and accordingly, in the pro forma pre-opening costs discussed below). The increase in store pre-opening costs in 2013 is due to the increased number of stores opened, increases related to opening stores in new markets which require additional pre-opening advertising, travel and team member training expenses, and certain pre-opening costs for stores opened in 2012 that were incurred in the Sunflower pre-acquisition financial statements. See pro forma pre-opening cost discussion below.

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

Loss on extinguishment of debt

In 2013, we recorded a loss on extinguishment of debt totaling $18.7 million primarily related to the write-off of deferred financing costs and issue discount. These write-offs included $9.0 million related to the August 2013 pay down of debt using proceeds from our IPO, $8.2 million related to the April 2013 Refinancing and $1.0 million related to the December 2013 additional principal payment of $40.0 million. Additionally, loss on extinguishment of debt includes $0.5 million related to the renewal of a financing lease.

We recorded a $1.0 million loss on extinguishment of debt related to the renewal of a financing lease during 2012.

Interest expense

Interest expense increased to $37.2 million for 2013 from $35.5 million for 2012, primarily as a result of increased interest expense related to capital and financing leases. These were partially offset by a reduction in the interest rates related to the April 2013 Refinancing, the August 2013 pay down on the Term Loan, and the May 2013 payoff of the Senior Subordinated Notes. See Note 13 “Long-Term Debt” to our audited consolidated financial statements.

Comparing 2013 to pro forma for 2012, interest expense decreased to $37.2 million for 2013 from $40.3 million 2012, primarily due to the factors noted above.

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

The following unaudited pro forma condensed consolidated financial information presents our historical results of operations and the results of operations of Sunflower for fiscal 2012 after giving effect to the Transaction and related financing as well as other adjustments as described in the accompanying notes, as if the Sunflower Transaction occurred on January 2, 2012, the first day of fiscal 2012.

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

Quarterly Financial Data

The following table sets forth certain of our unaudited consolidated statements of operations data for each of the fiscal quarters in fiscal 2014 and fiscal 2013.

	Thirteen weeks ended
	December 28, 2014	September 28, 2014(1)	June 29, 2014	March 30, 2014(2)	December 29, 2013(3)	September 29, 2013(4)	June 30, 2013(5)	March 31, 2013
Net sales	$734,593	$766,415	$743,810	$722,606	$608,236	$633,614	$622,367	$573,694
Gross profit	$211,248	$226,048	$224,048	$223,859	$174,215	$190,105	$187,027	$173,920
Income from operations	$32,813	$49,656	$55,573	$61,669	$22,699	$36,681	$40,078	$40,046
Net income	$17,743	$26,065	$30,151	$33,733	$9,280	$11,461	$12,468	$18,117
Net income per share:
Basic	$0.12	$0.17	$0.20	$0.23	$0.06	$0.08	$0.10	$0.14
Diluted	$0.11	$0.17	$0.20	$0.22	$0.06	$0.08	$0.10	$0.14

(1)	Period includes $0.9 million of expense related to our August 2014 secondary offering and $1.1 million of loss on extinguishment of debt related to the $50.0 million additional principal payment made during the period.
(2)	Period includes $1.4 million of pre-tax expense related to our April 2014 secondary offering, including payroll taxes on options exercises.
(3)	Period includes $2.0 million of pre-tax expense related to our November 2013 secondary offering, including payroll taxes on option exercises and $1.0 million of pre-tax loss on extinguishment of debt related to our $40.0 million additional principal payment made during the period.

(4)	Period includes $9.5 million of pre-tax loss on extinguishment of debt related to the $340.0 million paydown on the Term Loan using proceeds from the IPO and $3.2 million pre-tax for team member IPO bonuses paid.
(5)	Period includes $8.2 million of pre-tax loss on extinguishment of debt related to our April 2013 Refinancing.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cash and cash equivalents at end of period	$130,513	$77,652	$67,211
Cash provided by operating activities	$181,218	$160,588	$84,431
Cash used in investing activities	$(126,671)	$(86,291)	$(166,703)
Cash provided by (used in) financing activities	$(1,686)	$(63,856)	$134,941

Since inception, we have financed our operations primarily through cash generated from our operations, private placements of our equity, our IPO and borrowings under our current and former credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, and debt service. We also used cash for the Sunflower Transaction in 2012 and 2011. In 2014, we generated $181.2 million in operating cash flows, ended 2014 with $130.5 million of cash and cash equivalents and had no amounts drawn under our Revolving Credit Facility.

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

Operating Activities

Net cash provided by operating activities increased $20.6 million to $181.2 million for 2014 compared to $160.6 million for 2013. The increase in 2014 includes the impact of stores opened since 2013. In addition to the increase in the number of stores we operate, we leveraged occupancy, buying, utilities and fixed direct store expenses with comparable store sales growth. We also experienced a decrease in interest expense due to reductions in balances from a payoff made with IPO proceeds and other voluntary repayments and lower interest rate, including a 0.5% lower rate due to our IPO.

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

Investing Activities

Net cash used in investing activities was $126.7 million for 2014 compared to $86.3 million for 2013. The increase in cash used for investing activities is primarily related to timing of payments on capital expenditures for new store openings, store remodels and maintenance capital expenditures.

Net cash used in investing activities decreased to $86.3 million for 2013 compared to $166.7 million for 2012. The decrease in cash used for investing activities is primarily related to the $130.2 million cash impact of the Sunflower acquisition in 2012, offset by capital expenditures for increased new store openings, store remodels and an increase in maintenance capital expenditures related to the increased scale of operations following the Sunflower Transaction and a decrease in proceeds from the disposal of property and equipment of $8.7 million.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, annual maintenance capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures of approximately $100 to 110 million in fiscal 2015, net of $18 million of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used in financing activities was $1.7 million for 2014 compared to cash used in financing activities of $63.9 million for 2013. The decrease in cash used in financing activities of $62.2 million is related to $295.9 million of payments to stockholders and optionholders in 2013, a $76.7 million decrease in payments on debt instruments, a $29.4 million increase of excess tax benefits from the exercise of stock options and payments to optionholders, a $7.2 million increase in proceeds from the exercise of stock options, a $4.2 million payment of IPO costs in 2013 and a $1.4 million payment of deferred financing costs in 2013. These decreases in cash used by financing activities were offset by $348.5 million of proceeds from the issuance of shares in 2013 and a decrease of $4.0 million in cash from landlords related to financing lease obligations.

Net cash used in financing activities was $63.9 million for 2013 as compared to cash provided by financing activities of $134.9 million for 2012. The increase in cash used in financing activities of $198.8 million is related to the $295.9 million of dividend and anti-dilution payments made to stockholders and option holders, an increase on payments of debt, net of new debt issued in 2013, of $263.4 million and $4.2 million in IPO expenses. These outflows were partially offset by inflows from an increase of $346.6 million for stock issued, including stock issued in the IPO and stock option exercises, and an increase of $17.7 million of excess tax benefit from stock option exercises and antidilution payments.

Long-term Debt and Former Credit Facilities

April 2013 Refinancing

Effective April 23, 2013 (referred to as the “April 2013 Refinancing Closing Date”), a subsidiary of the Company (referred to as “Intermediate Holdings”), as borrower, refinanced existing term loan and revolving credit indebtedness by entering into the Credit Facility. The Credit Facility provides for a $700.0 million Term Loan and a $60.0 million senior secured Revolving Credit Facility. The terms of the Credit Facility allow us, subject to certain conditions, to increase the amount of the term loans and revolving commitments thereunder by an aggregate incremental amount of up to $160.0 million, plus an additional amount, so long as after giving effect to such increase, (i) in the case of incremental loans that rank pari passu with the initial term loans, the net first lien leverage ratio does not exceed 4.00 to 1.00, and (ii) in the case of incremental loans that rank junior to the initial Term Loan, the total leverage ratio does not exceed 5.25 to 1.00. No incremental loans have been committed to by any lender. In addition, $7.4 million of letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the former revolving credit facility.

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

The issue price for the Credit Facility was 99.5% of the principal amount thereof, which original issue discount or upfront fee will be amortized over the life of the Credit Facility.

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

We were in compliance with all applicable covenants under the Credit Facility as of December 28, 2014.

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

Voluntary Principal Payments On August 14, 2014, we made an additional principal payment of $50.0 million on the Term Loan. Such repayment resulted in $1.1 million of loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in our statement of operations for 2014. On December 27, 2013, we made an additional principal payment of $40.0 million on the Term Loan. Such repayment resulted in $1.0 million of loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in our statement of operations for 2013.

Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Term Loan, including current portion(1)	$261,250	$8,750	$14,000	$12,250	$226,250
Interest payments on long-term debt(2)	51,624	10,588	19,926	18,790	2,320
Capital and financing lease obligations(3)	152,360	15,151	30,736	30,419	76,054
Operating lease obligations(3)	1,149,344	87,137	204,511	201,916	655,780
Purchase commitments(4)	377,110	109,282	266,931	897	—

Totals(5)	$1,991,688	$230,908	$536,104	$264,272	$960,404

(1)	Term Loan will mature in April 2020 and will amortize at a rate of 1.0% per annum of the original amount of the Term Loan, in four equal installments, with the balance due on the maturity date. We made a partial repayment of the Term Loan in August 2013 using $340.0 million in proceeds from shares sold in our IPO. We also made additional principal payments of $40.0 million and $50.0 million in December 2013 and August 2014, respectively. These payments are reflected as a reduction to the Term Loan, including current portion, in the “More Than 5 Years” column. See Note 13 “Long-Term Debt” to our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
(2)	Represents estimated interest payments on our Term Loan based on principal amounts outstanding as of December 28, 2014, repayment terms and contractual interest rates expected to apply through maturity. We estimated LIBOR based on LIBOR in effect at December 28, 2014 to derive the contractual interest rate expected to apply to our Term Loan.
(3)	Represents estimated payments for capital and financing and operating lease obligations as of December 28, 2014. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.4 million for the period of less than one year, $2.7 million for years one to three, $1.7 million for years four to five, and $1.9 million for the period beyond five years. Amounts do not include $25.0 million of financing lease obligations related to an administrative facility and classified as current at December 28, 2014. This financing lease obligation and the related asset are expected to be removed from the balance sheet in the first quarter of fiscal 2015 as there will be no continuing involvement provisions at the end of the construction period.

(4)	Consists primarily of open purchase orders and commitments under noncancelable service and supply contracts as of December 28, 2014.
(5)	As of December 28, 2014, the Company had recorded $27.1 million of liabilities related to its self-insurance program. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 26% of our net sales for 2014, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

At December 28, 2014, options to acquire 6,884,997 shares were outstanding, and a total of 6,852,340 options were vested or expected to vest. Equity-based compensation expense totaled $5.4 million, $5.8 million and $4.7 million in 2014, 2013 and 2012, respectively. The weighted average fair value of options granted to purchase shares was $10.39, $4.27 and $1.99 in 2014, 2013 and 2012, respectively. Unrecognized compensation cost relating to outstanding awards was $3.7 million at December 28, 2014, with a weighted average remaining recognition period of 1.3 years.

Valuation. We have used the Black-Scholes option pricing model to calculate the fair value of our equity-based compensation awards at grant date. For accounting purposes, the fair value of each grant during 2014, 2013 and 2011 was estimated using the following assumptions:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	31.19% to 32.19%	31.03% to 37.38%	32.36% to 38.59%
Risk-free interest rate	1.20% to 1.33%	0.56% to 1.36%	0.40% to 0.77%
Expected life (in years)	4.31	4.00 to 5.00	3.75 to 5.00

The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of equity-based compensation awards, including the option’s expected term and the price volatility of the underlying stock. Refer to Note 23 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these inputs.

In addition to assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the equity-based compensation cost for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures of grants made under the 2011 Option Plan and 2013 Incentive Plan. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of team member turnover and expectations of future option exercise behavior.

We will continue to use judgment in evaluating the assumptions related to our equity-based compensation on a prospective basis. If any of the assumptions used in the Black-Scholes model change significantly or estimated forfeiture rates change, equity-based compensation for future awards may differ materially compared with the awards granted previously.

We are also required to estimate the fair value of the common stock underlying our equity-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. Due to the prior absence of a market for our common stock, the fair values were determined by our board of directors, with input from management. Additionally, a majority of awards granted were issued in proximity to transactions with third parties in which we issued equity at arm’s-length negotiated values. Grants subsequent to our IPO were based on the trading value of our common stock.

We granted options between May 2, 2011 and December 28, 2014, as follows:

Grant Date	Number of Options Granted	Fair Value of Equity Per Share/Exercise Price	Option Fair Value	Aggregate Fair Value
May 2, 2011	9,368,040	$3.33	$1.07 to $1.19	$10,557,850
September 25, 2011	772,200	$3.33	$1.03 to $1.15	$849,303
July-August 2012	2,141,700	$6.01	$1.68 to $2.00	$4,032,117
October 31, 2012	209,000	$6.01	$1.66 to $1.88	$391,243
December 21, 2012	258,500	$9.15	$2.40 to $3.09	$727,423
January-March 2013	66,000	$9.15	$2.36 to $3.10	$180,812
April-June 2013	143,000	$9.15	$2.33 to $3.06	$381,547
August 1, 2013	407,112	$18.00	$4.65 to $5.92	$2,070,471
March 4, 2014	320,041	$39.01	$10.66	$3,411,637
May 19, 2014	37,047	$28.50	$8.07	$298,969

We granted RSUs between May 2, 2011 and December 28, 2014, as follows:

Grant Date	Number of RSUs Granted	Fair Value of Equity Per Share	RSU Fair Value	Aggregate Fair Value
March 4, 2014	108,980	$39.01	$39.01	$4,251,310
May 19, 2014	2,174	$28.50	$28.50	$61,959

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

The Company’s non-perishable inventory is valued at the lower of cost or market using weighted averaging and other estimation techniques, the use of which approximates the FIFO method.

Physical inventory counts for non-perishable inventories are performed in our stores during each fiscal quarter end by a third-party inventory counting service. As inventory is adjusted at each period end for the physical inventory results, we believe that all inventories are saleable and no allowances or reserves for shrinkage or obsolescence were recorded as of December 28, 2014, December 29, 2013 and December 30, 2012.

Lease Assumptions

The most significant estimates used by management in accounting for leases and the impact of those estimates are as follows:

Expected lease term—Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. The expected lease term is also used in determining the useful life of the related assets. An increase in the expected lease term will increase the probability that a lease will be considered a capital lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheets.

Incremental borrowing rate—The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a capital lease. For leases which are recorded on our balance sheets with a related capital lease, the incremental borrowing rate is also used in allocating our rental payments between interest expense and a reduction of the outstanding obligation.

Fair market value of the leased asset—The fair market value of leased retail property is generally estimated based on comparable market data provided by third-party sources and evaluated using the experience of our development staff. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease.

Accounting owner—With certain leases, we are involved in the construction of the building (or certain significant changes to an existing building) and we are considered owner of the building for accounting purposes. We capitalize the amount of the total project costs incurred during the construction period. At the completion of the construction project, we evaluate whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment. A sale and leaseback of the asset is deemed to occur when construction of the asset is complete and the lease term begins and the relevant sale-leaseback accounting criteria are met. If we do not pass the criteria for sale-leaseback accounting, we record a financing lease asset, which is included with “Buildings” and a corresponding financing obligation in “Capital and financing lease obligations” in our Consolidated Balance Sheets. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.

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

We have determined we consist of a single reporting unit. When doing a quantitative assessment, we determine the fair value of the reporting unit and indefinite-lived intangible assets using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. Significant estimates and assumptions are made in connection with the estimated reporting unit fair value, including projected cash flows, the timing of projected cash flows and applicable discount rates. As further discussed in Note 3 “Significant Accounting Policies” to our audited financial statements, these estimates and assumptions are generally Level 3 inputs because they are not observable. In the event actual results vary from our estimates and assumptions, or if we change our estimates and assumptions, we may be required to record a goodwill impairment charge.

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2014, 2013, or 2012 because the fair value of those assets was substantially above carrying value.

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows from the use and eventual disposition of the asset groups. We base our estimates on historical experience and projections, and consider recent economic and competitive trends. In the event that our estimates or assumptions change in the future, we may be required to record a long-lived asset impairment charge. We did not record any impairment loss during fiscal 2014, 2013 or, 2012.

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

Interest Rate Sensitivity

As described above under “Management’s Discussion and Analysis—Liquidity and Capital Resources—Long-Term Debt and Credit Facilities,” we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $261.3 million principal outstanding under our Term Loan as of December 28, 2014, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $2.6 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Sprouts Farmers Market, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Sprouts Farmers Market, Inc. and its subsidiaries at December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Phoenix, AZ

February 26, 2015

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$130,513	$77,652
Accounts receivable, net	14,091	9,524
Inventories	142,793	118,256
Prepaid expenses and other current assets	11,152	8,049
Deferred income tax asset	35,580	18,146

Total current assets	334,129	231,627
Property and equipment, net of accumulated depreciation	454,889	348,830
Intangible assets, net of accumulated amortization	194,176	195,467
Goodwill	368,078	368,078
Other assets	17,801	13,135
Deferred income tax asset	—	15,267

Total assets	$1,369,073	$1,172,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,877	$111,159
Accrued salaries and benefits	29,687	22,287
Other accrued liabilities	41,394	32,958
Current portion of capital and financing lease obligations	29,136	3,395
Current portion of long-term debt	7,746	5,822

Total current liabilities	220,840	175,621
Long-term capital and financing lease obligations	121,562	116,177
Long-term debt	248,611	305,418
Other long-term liabilities	74,071	61,417
Deferred income tax liability	18,600	—

Total liabilities	683,684	658,633

Commitments and contingencies (Note 20)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 151,833,334 shares issued and outstanding, December 28, 2014; 147,616,560 shares issued and outstanding, December 29, 2013	152	147
Additional paid-in capital	543,048	479,127
Retained earnings	142,189	34,497

Total stockholders’ equity	685,389	513,771

Total liabilities and stockholders’ equity	$1,369,073	$1,172,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net sales	$2,967,424	$2,437,911	$1,794,823
Cost of sales, buying and occupancy	2,082,221	1,712,644	1,264,514

Gross profit	885,203	725,267	530,309
Direct store expenses	581,621	496,183	368,323
Selling, general and administrative expenses	95,397	81,795	86,364
Store pre-opening costs	7,749	5,734	2,782
Store closure and exit costs	725	2,051	2,155

Income from operations	199,711	139,504	70,685
Interest expense	(25,063)	(37,203)	(35,488)
Other income	596	487	562
Loss on extinguishment of debt	(1,138)	(18,721)	(992)

Income before income taxes	174,106	84,067	34,767
Income tax provision	(66,414)	(32,741)	(15,267)

Net income	$107,692	$51,326	$19,500

Net income per share:
Basic	$0.72	$0.38	$0.16
Diluted	$0.70	$0.37	$0.16
Weighted average shares outstanding:
Basic	149,751	134,622	119,427

Diluted	154,328	139,765	121,781

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2012	110,000,000	$110	$295,694	$(28,351)	$267,453
Net income	—	—	—	19,500	19,500
Issuance of shares to stockholders	831,314	1	4,999	—	5,000
Issuance of shares related to Sunflower acquisition	14,898,136	15	89,590	—	89,605
Issuance of shares	62,271	—	—	—	—
Issuance of shares under option plans, net of shares withheld	189,585	—	549	—	549
Repurchase of shares	(24,585)	—	(148)	—	(148)
Excess tax benefit for exercise of options	—	—	143	—	143
Equity-based compensation	—	—	4,653	—	4,653

Balances at December 30, 2012	125,956,721	126	395,480	(8,851)	386,755
Net income	—	—	—	51,326	51,326
Issuance of shares under option plans	1,194,999	1	3,820	—	3,821
Issuance of shares in IPO, net of issuance costs	20,477,215	20	344,304	—	344,324
Repurchase of shares	(12,375)	—	(113)	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	(282,029)
Antidilution payments made to option holders	—	—	(13,892)	—	(13,892)
Excess tax benefit for exercise of options	—	—	13,424	—	13,424
Tax benefit of antidilution payments made to optionholders	—	—	4,402	—	4,402
Tax effect of forfeiture of vested options in equity	—	—	(27)	—	(27)
Equity-based compensation	—	—	5,780	—	5,780

Balances at December 29, 2013	147,616,560	147	479,127	34,497	513,771
Net income	—	—	—	107,692	107,692
Issuance of shares under option plans	4,216,774	5	11,307	—	11,312
Excess tax benefit for exercise of options	—	—	47,261	—	47,261
Tax effect of forfeiture of vested options in equity	—	—	(2)	—	(2)
Equity-based compensation	—	—	5,355	—	5,355

Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities
Net income	$107,692	$51,326	$19,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60,362	47,217	35,773
Accretion of asset retirement obligation and closed store reserve	844	322	237
Amortization of financing fees and debt issuance costs	1,494	2,482	2,590
Loss on disposal of property and equipment	1,087	449	2,704
Gain on sale of intangible assets	(100)	(19)	(134)
Equity-based compensation	5,355	5,780	4,653
Non-cash loss on extinguishment of debt	1,138	18,513	992
Deferred income taxes	16,432	13,731	13,853
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,424)	(1,521)	(2,861)
Inventories	(24,537)	(19,875)	(1,442)
Prepaid expenses and other current assets	(3,127)	(3,738)	3,337
Other assets	(5,157)	(4,114)	(4,586)
Accounts payable	(4,721)	31,996	(4,673)
Accrued salaries and benefits	7,400	890	2,956
Other accrued liabilities	8,426	5,397	1,533
Other long-term liabilities	13,054	11,752	9,999

Net cash provided by operating activities	181,218	160,588	84,431

Cash flows from investing activities
Purchases of property and equipment	(127,065)	(87,463)	(46,485)
Proceeds from disposal of property and equipment	294	1,000	9,657
Proceeds from sale of intangible assets	100	172	—
Payments for business combinations, net of cash acquired	—	—	(129,875)

Net cash used in investing activities	(126,671)	(86,291)	(166,703)

Cash flows from financing activities
Borrowings on line of credit	—	—	3,000
Payments on line of credit	—	—	(3,000)
Borrowings on term loan, net of financing costs	—	688,127	97,247
Payments on term loan	(57,000)	(786,850)	(2,575)
Borrowings on Senior Subordinated Notes	—	—	35,000
Payments on Senior Subordinated Notes	—	(35,000)	—
Payments on capital lease obligations	(585)	(412)	(439)
Payments on financing lease obligations	(3,006)	(2,868)	(2,377)
Payment of deferred financing costs	—	(1,370)	(401)
Payments of IPO costs	—	(4,212)	—
Cash from landlord related to financing lease obligations	577	4,581	2,942
Payment to stockholders and optionholders	—	(295,921)	—
Excess tax benefit for exercise of options and antidilution payment to optionholders	47,261	17,826	143
Proceeds from the issuance of shares	—	348,536	5,000
Proceeds from exercise of stock options	11,067	3,820	549
Repurchase of shares	—	(113)	(148)

Net cash (used in) provided by financing activities	(1,686)	(63,856)	134,941

Net increase in cash and cash equivalents	52,861	10,441	52,669
Cash and cash equivalents at beginning of the period	77,652	67,211	14,542

Cash and cash equivalents at the end of the period	$130,513	$77,652	$67,211

Supplemental disclosure of cash flow information
Cash paid for interest	$23,768	$38,091	$32,395
Cash paid for income taxes	8,250	1,276	1,626

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$13,993	$7,873	$8,679
Property acquired through capital and financing lease obligations	34,140	10,660	10,686
Issuance of shares in business combinations	—	—	89,605
Deferred tax asset resulting from the business combinations	—	—	1,896

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation is the parent company of Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”) which, through its subsidiaries, operates as a specialty retailer of natural and organic food, offering a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. As of December 28, 2014, the Company operated 191 stores in Arizona, California, Colorado, Georgia, Kansas, New Mexico, Nevada, Oklahoma, Texas and Utah. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

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

See Note 4, “Business Combinations,” for additional information about the Sunflower Transaction.

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

The purpose of the Corporate Conversion was to reorganize the corporate structure so that the top-tier entity in the corporate structure, the entity that offered common stock to the public in the Company’s initial public offering, is a corporation rather than a limited liability company and so that the existing investors would own the Company’s common stock rather than equity interests in a limited liability company.

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

	2014	2013	2012
Perishables	50.8%	50.1%	49.1%
Non-Perishables	49.2%	49.9%	50.9%

All dollar amounts are in thousands, unless otherwise noted.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal years 2014, 2013, and 2012 ended on December 28, 2014, December 29, 2013 and December 30, 2012, respectively, and included 52-weeks. Fiscal years 2014, 2013, and 2012 are referred to as 2014, 2013, and 2012.

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates included, but are not limited to: inventory valuations, lease assumptions, sublease assumptions for closed stores, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and income taxes. Actual results could differ from those estimates.

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

	As Of
	December 28, 2014	December 29, 2013
Due from banks for debit and credit card transactions	$31,750	$20,463

Accounts Receivable

Accounts receivable generally represent billings to vendors for earned rebates and other items and landlords for tenant allowances. When a specific account is determined uncollectible, the net recognized receivable is written off.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or market. The cost method is used for warehouse and store perishable department inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts).

The Company’s non-perishable inventory is valued at the lower of cost or market using weighted averaging and other estimation techniques, the use of which approximates the FIFO method.

The Company believes that all inventories are saleable and no allowances or reserves for shrinkage or obsolescence were recorded as of December 28, 2014 and December 29, 2013.

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

A reconciliation of the ARO liability is as follows:

	As Of
	December 28, 2014	December 29, 2013
Beginning balance	$2,575	$2,362
Additions for new facilities	551	54
Accretion expense	136	322
Adjustments	(310)	(163)

Ending balance	$2,952	$2,575

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in its current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments and estimates of other occupancy costs after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known considering timing of new information regarding the market, subleases or other lease updates. Adjustments in the closed store reserves are recorded in “store closure and exit costs” in the consolidated statements of operations.

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

The Company completed its goodwill and indefinite-lived intangible asset impairment evaluations as of the first day of the fourth quarter and concluded during 2014, 2013 and 2012 that there was no impairment. The Company also concluded that events and circumstances continued to support classifying its indefinite-lived intangible assets as such. See Note 8, “Intangible Assets” and Note 9, “Goodwill” for further discussion.

The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and is amortized on a straight line basis over an estimated useful life of 10 years from the date of its acquisition by the Company. Favorable and unfavorable leasehold interests are amortized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results of the store or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during 2014, 2013 and 2012.

Deferred Financing Costs

The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Revolving Credit Facility, deferred financing costs are amortized on a straight line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as loss on extinguishment of debt. The current and noncurrent portions of deferred financing costs are included in Prepaid expenses and other current assets and Other assets, respectively, in the consolidated balance sheets.

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

For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year. The Company accrued $1.6 million, $1.4 million and $0.9 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively for contingent rent.

Financing Lease Obligations

The Company has recorded financing lease obligations for 38 store building leases at both December 28, 2014 and December 29, 2013. In each case, the Company was deemed to be the owner during the construction period under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the property at the end of the construction period, which include either an affiliate guaranty or contingent collateral. As a result, in accordance with applicable accounting guidance, buildings and related assets subject to the leases are reflected on the Company’s balance sheets and depreciated over their remaining useful lives. The present value of the lease payments associated with these buildings is recorded as financing lease obligations.

At December 28, 2014 the Company has also recorded a current financing lease obligation and related construction in progress totaling $25.0 million for one of its administrative facilities under the lease accounting guidance noted above. However, the Company expects that there will be no continuing involvement provisions in effect at the end of the construction period and therefore will be able to remove the asset and corresponding financing lease obligation at the end of the construction period in the first quarter of fiscal 2015.

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

The determination of fair values of certain tangible and intangible assets for purposes of our goodwill impairment evaluation as described above is based upon Level 3 inputs. Closed store reserves are recorded at net present value to approximate fair value which is classified as Level 3 in the hierarchy. The estimated fair value of the closed store reserve is calculated based on the present value of the remaining lease payments and other charges using a weighted average cost of capital, reduced by estimated sublease rentals. The weighted average cost of capital is estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions of the Term Loan (as defined in Note 13, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of December 28, 2014 and December 29, 2013. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price paid for an acquisition be allocated to the assets and liabilities acquired based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets being recorded as goodwill. Acquisition-related costs are considered separate transactions and are expensed as incurred. Acquisition-related costs related to the Sunflower Transaction in 2012 totaled $3.2 million and are classified as selling, general and administrative expenses in the consolidated statements of operations.

See Note 4, “Business Combinations” for further discussion.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes equity-based compensation cost as expense over the vesting period. As equity-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures and trued up for actual forfeitures. The Company’s forfeiture rate is estimated primarily based on historical data. The actual forfeiture rate could differ from these estimates. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. See Note 23, “Equity-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of equity-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of operations. The grant date fair value of restricted stock units (“RSU“s) is based on the closing price per share of the Company’s stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

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

Licensing fees are generated from license agreements related to two former Henry’s stores and are recorded as net sales.

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

Our largest supplier accounted for approximately 23% of total purchases, expressed as a percentage of our cost of sales, buying and occupancy expense, during both 2014 and 2013.

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

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Advertising expense	$39,763	$34,075	$29,238
Vendor rebates	(13,614)	(12,530)	(9,905)

Advertising expense, net of rebates	$26,149	$21,545	$19,333

Store Pre-Opening Costs

Store pre-opening costs include rent expense during construction of new stores and costs related to new store openings, including costs associated with hiring and training personnel and other miscellaneous costs. Store pre-opening costs are expensed as incurred.

Loss on Extinguishment of Debt

In 2014, the Company made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the Term Loan.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. Changes in recognition or measurement are reflected in the period in which the judgment occurs. Since becoming a taxable corporation in April 2011, the Company has not recorded any valuation allowances on the Company’s deferred income tax assets.

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

In May 2012, the Company completed the acquisition of a 100% ownership interest in Sunflower. The acquisition was structured as a tax-free reorganization. The tax basis of the property acquired in reorganization is equal to the basis in the property recorded by Sunflower just prior to the acquisition. The resulting basis difference between the historical tax amounts and the fair values resulted in net deferred tax assets of $1.9 million being recorded through goodwill.

Net Income per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the fiscal period.

Diluted net income per share is based on the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive options and RSUs.

Comprehensive Income

Comprehensive income equals net income for all periods presented.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In June 2014, the FASB issued ASU Update No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance

Target Could be Achieved after the Requisite Service Period.” The standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance will be effective for the Company for its fiscal year 2017. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance will be effective for the Company for its fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

4. Business Combinations

As discussed in Note 1, “Organization and Description of Business” the Company completed the Sunflower Transaction in May 2012. This transaction was accounted for as a business combination. The primary reason for this transaction was to build a larger portfolio of stores under the Sprouts Farmers Market banner and to derive synergies from the combined operations of the companies.

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

Valuations

The Company engaged an independent valuation firm to assist management with the valuations of acquired inventory, personal property, real estate, favorable and unfavorable leasehold interests and intangible assets for the Sunflower Transaction. Acquired inventory was recorded at net realizable value, with significant estimates relating to the time expected to dispose of inventory, disposal costs and commensurate profit. Personal property, consisting primarily of leasehold improvements and furniture, fixtures and equipment, were valued using the cost method, which requires significant estimates related to replacement costs of acquired personal property, as well as estimates of physical deterioration. Real estate was valued through a combination of income and market approaches and significant estimates underlying these valuations include market comparable pricing and capitalization rates, which the independent valuation firm assisted management in determining.

The Sunflower trade name was accounted for as a “defensive intangible asset” with an estimated useful life of 10 years from the date of the Sunflower Transaction. Acquired liquor licenses were valued using a cost approach.

Unaudited supplemental pro forma information

The following table presents unaudited supplemental pro forma consolidated results of operations information for 2012. The unaudited supplemental pro forma consolidated results of operations information gives effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt, as if the Sunflower Transaction occurred at the beginning of 2011:

Year Ended December 30, 2012
Net sales	$1,990,963
Net income	$20,672

The unaudited supplemental pro forma consolidated results of operations information is provided for illustrative purposes only and does not purport to present what the actual results of operations would have been had the Sunflower Transaction actually occurred on the dates indicated, nor does it purport to represent results of operations for any future period. The unaudited supplemental pro forma information includes certain non-recurring costs incurred as a result of the Sunflower Transaction. The information does not reflect any cost savings or other benefits that may be obtained through synergies among the operations of the Company, except to the extent realized in 2012.

5. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	December 28, 2014	December 29, 2013
Vendor	$8,246	$5,183
Landlord receivable	1,993	1,034
Medical insurance receivable	—	1,089
Other	3,852	2,218

Total	$14,091	$9,524

Medical insurance receivables relate to amounts receivable from the Company’s health insurance carrier for claims in excess of stop-loss limits. See Note 15, “Self-Insurance Programs” for more information.

Landlord receivable relates to amounts receivable from landlords for lease incentives.

As of December 28, 2014 and December 29, 2013, the Company had recorded an allowance of $0.3 million and $0.3 million, respectively, for certain receivables.

6. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 28, 2014	December 29, 2013
Income tax receivable	$6,015	$1,427
Prepaid expenses	4,769	6,209
Other current assets	368	413

Total	$11,152	$8,049

Other current assets consist primarily of current portion of deferred financing costs.

7. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	December 28, 2014	December 29, 2013
Buildings	$115,925	$106,580
Furniture, fixtures and equipment	246,830	188,074
Leasehold improvements	216,068	167,530
Construction in progress	58,719	14,060

Total property and equipment	637,542	476,244
Accumulated depreciation and amortization	(182,653)	(127,414)

Property and equipment, net	$454,889	$348,830

A summary of leased property and equipment under capital and financing lease obligations is as follows:

	As of
	December 28, 2014	December 29, 2013
Capital Leases—Buildings
Gross asset balance	$11,338	$2,225
Accumulated depreciation	(1,364)	(742)

Net	$9,974	$1,483

Capital Leases—Equipment
Gross asset balance	498	842
Accumulated depreciation	(488)	(657)

Net	$10	$185

Financing Leases
Gross asset balance	129,614	104,355
Accumulated depreciation	(9,012)	(6,204)

Net	$120,602	$98,151

Depreciation expense was $60.5 million, $47.2 million and $34.7 million for 2014, 2013 and 2012, respectively.

During the fourth quarter of 2014, the Company determined that certain store level equipment was not being depreciated over the proper useful lives. The Company made an entry resulting in an additional $4.4 million of depreciation expense which was recorded as Direct store expense in the Consolidated Statements of Operations. This error correction was not material to any prior period. Also during the fourth quarter of 2014, the Company determined that qualified store development costs were not being properly deferred as Construction in progress until the time of store opening. This error correction, which was not material to any prior period, resulted in an increase in Construction in progress and a reduction of Direct store expense of $3.6 million in the Consolidated Statements of Operations.

8. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at December 30, 2012	Additions	Other(a)	Balance at December 29, 2013
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	2,036	—	(13)	2,023
Finite-lived trade names	1,800	—	—	1,800
Finite-lived leasehold interests	12,574	—	—	12,574

Total intangible assets	$199,347	$—	$(13)	$199,334

Accumulated Amortization
Finite-lived trade names	$(105)	$(180)	$—	$(285)
Finite-lived leasehold interests	(2,470)	(1,112)	—	(3,582)

Total accumulated amortization	$(2,575)	$(1,292)	$—	$(3,867)

	Balance at December 29, 2013	Additions	Other	Balance at December 28, 2014
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	—	2,023
Finite-lived trade names	1,800	—	—	1,800
Finite-lived leasehold interests	12,574	—	—	12,574

Total intangible assets	$199,334	$—	$—	$199,334

Accumulated Amortization
Finite-lived trade names	$(285)	$(180)	$—	$(465)
Finite-lived leasehold interests	(3,582)	(1,111)	—	(4,693)

Total accumulated amortization	$(3,867)	$(1,291)	$—	$(5,158)

a)	The Company sold one liquor license obtained in the Sunflower Transaction in 2013.

Amortization expense was $1.3 million, $1.3 million and $1.1 million for 2014, 2013 and 2012, respectively. Future amortization associated with the net carrying amount of finite-lived intangible assets is as follows:

2015	$1,292
2016	1,044
2017	967
2018	967
2019	950
Thereafter	3,996

Total amortization	$9,216

The remaining weighted-average amortization period of leasehold interests acquired total 10.7 years. The remaining amortization period of the finite-lived trade name is 7.4 years.

9. Goodwill

The balance of our goodwill has been $368.1 million as of December 28, 2014, December 29, 2013 and December 30, 2012. As of December 28, 2014, December 29, 2013 and December 30, 2012, the Company had no accumulated goodwill impairment losses.

10. Other Assets

A summary of other assets is as follows:

	As Of
	December 28, 2014	December 29, 2013
Insurance deposits	$14,726	$9,850
Other	3,075	3,285

Total	$17,801	$13,135

11. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	December 28, 2014	December 29, 2013
Bonuses	$12,138	$8,393
Accrued payroll	9,196	6,904
Vacation	7,476	6,634
Other	877	356

Total	$29,687	$22,287

12. Other Accrued Liabilities

A summary of other accrued liabilities is as follows:

	As Of
	December 28, 2014	December 29, 2013
Gift cards	$9,836	$7,629
Workers’ compensation / general liability reserves	9,308	5,575
Sales and use tax liabilities	6,345	5,723
Medical insurance claim reserves	5,008	4,167
Unamortized lease incentives	3,407	1,660
Accrued occupancy related (CAM, property taxes, etc.)	3,119	2,646
Interest	1,143	1,321
Closed store reserves	433	1,413
Other	2,795	2,824

Total	$41,394	$32,958

13. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	December 28, 2014	December 29, 2013
Senior Secured
Term Loan, net of original issue discount	April 2020	Variable	$256,357	$311,240
$60.0 million Revolving Credit Facility	April 2018	Variable	—	—

Total Debt			256,357	311,240
Less current portion			(7,746)	(5,822)

Long-term debt, net of current portion			$248,611	$305,418

Current portion of long-term debt is presented net of issue discount of $1.0 million and $1.2 million at December 28, 2014 and December 29, 2013, respectively. The noncurrent portion of long-term debt is presented net of issue discount of $3.9 million and $5.8 million at December 28, 2014 and December 29, 2013, respectively.

Debt Maturities

Aggregate annual maturities on long-term debt as of December 28, 2014 for each of the years are as follows:

2015	$8,750
2016	7,000
2017	7,000
2018	5,250
2019	7,000
Thereafter	226,250

Gross principal	261,250
Less: discount	(4,893)

Total debt at December 28, 2014	$256,357

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

Voluntary Prepayments on Term Loan

On August 14, 2014, the Company made a $50.0 million voluntary principal payment on the Term Loan. Such payment resulted in a $1.1 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in the Company’s statements of operations for the year ended December 28, 2014.

On December 27, 2013, the Company made a $40.0 million voluntary principal payment on the Term Loan. Such repayment resulted in a $1.0 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount for the portion of the debt repaid. This loss on extinguishment of debt is reflected in the Company’s statement of operations for the year ended December 29, 2013.

As of December 28, 2014, the outstanding balance of the Term Loan was $256.4 million, net of issue discount of $4.9 million. Financing fees and issue discount are being amortized to interest expense over the term of the Term Loan.

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

Voluntary prepayments of borrowings under the Credit Facility are permitted at any time, in agreed-upon minimum principal amounts and are not subject to premium or penalty (except LIBOR breakage costs, if applicable).

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit Facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and $5.0 million swingline loan subfacilities. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. There are no amounts outstanding on the Revolving Credit Facility at December 28, 2014. Letters of credit totaling $7.4 million have been issued as of December 28, 2014 primarily to support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at December 28, 2014 totaled $52.6 million.

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

The Company was in compliance with all applicable covenants under the Credit Facility as of December 28, 2014.

Former Term Loan and Revolving Credit Facility

On April 18, 2011, the Company, through a subsidiary, entered into senior secured credit facilities (“Former Senior Secured Credit Facilities”). The Former Senior Secured Credit Facilities included a $310.0 million term loan (“Former Term Loan”) and a $50.0 million revolving credit facility (“Former Revolving Credit Facility”).

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

Between 2011 and 2012, the Company capitalized $1.8 million of debt issuance costs (financing fees), which were being amortized to interest expense over the term of the loan. Additionally, $16.7 million of lender fees were reflected as a discount on the Former Term Loan and were being charged to interest expense over the term of the Former Term Loan.

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

14. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	December 28, 2014	December 29, 2013
Unamortized lease incentives	$31,282	$18,248
Deferred rent	14,176	10,762
Workers’ compensation / general liability reserves	12,738	13,219
Unfavorable lease liability	11,408	12,884
ARO liability	2,952	2,575
Closed store reserves	1,352	3,300
Other	163	429

Total	$74,071	$61,417

Unfavorable leasehold interests of $16.7 million were recognized in connection with previous business combinations and are being amortized on a straight-line basis over the term of the underlying leases.

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

Medical

The Company is self-insured for medical claims up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of IBNR claims. IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions. At December 29, 2013, the Company had recorded a $1.1 million receivable from its medical insurance carrier for payments made in excess of aggregate stop-loss limits. The Company received payment for the 2013 receivable during 2014. No receivable was recorded as of December 28, 2014 as the aggregate stop-loss limit was not exceeded.

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

Total expense recorded for the matching under all defined contribution plans:

Year Ended
December 28, 2014	December 29, 2013	December 30, 2012
$1,980	$1,583	$1,128

17. Closed Store Reserves

A summary of closed store reserve activity is as follows:

	As Of
	December 28, 2014	December 29, 2013
Beginning balance	$4,713	$5,243
Additions	688	363
Usage	(3,204)	(1,728)
Adjustments	(412)	835

Ending balance	$1,785	$4,713

Additions made during 2014 relate to the closure and relocation of one store and to the closure and relocation of the Texas warehouse, and usage during 2014 relates to lease payments made during the period for closed stores. Adjustments made during 2014 include a $0.4 million favorable reserve adjustment due to a sublease for the Sunflower administrative office and a $1.2 million favorable reserve adjustment for one store due to settlement with the landlord. Also during 2014, the Company determined that it should have been recording accretion expense for store closure reserves and made a correcting entry of $0.9 million to adjust the liability for closed stores to include such accretion for prior periods. The effect of this error on the Company’s financial statements was not material to any prior period. Store closure and exit costs for 2013 include charges related to the closure of a former Sunflower warehouse, and adjustments to sublease estimates for stores and facilities already closed.

18. Income Taxes

In July 2013, in connection with the IPO, the Company converted from a limited liability company to a C-corporation. During the period from April 17, 2011 until the corporate conversion, the Company had elected to be taxed as a corporation for income tax purposes.

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
U.S. Federal—current	$(41,217)	$(15,684)	$(309)
U.S. Federal—deferred	(17,007)	(12,203)	(12,687)

U.S. Federal—total	(58,224)	(27,887)	(12,996)
State—current	(7,815)	(3,299)	(1,105)
State—deferred	(375)	(1,555)	(1,166)

State—total	(8,190)	(4,854)	(2,271)

Total provision	$(66,414)	$(32,741)	$(15,267)

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Federal statutory rate	35.00%	35.00%	35.00%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	3.78	5.18	5.17
Nondeductible transaction costs	—	—	3.38
Other, net	(0.63)	(1.23)	0.36

Effective tax rate	38.15%	38.95%	43.91%

The effective income tax rate decreased to 38.15% in 2014 from 38.95% in 2013 as a result of increased enhanced charitable food contribution deductions for 2014. The effective income tax rate decreased to 38.95% in 2013 from 43.91% in 2012 as a result of increased tax credits and charitable contributions for 2013 and the non-deductible transaction costs incurred in 2012 related to the Sunflower Transaction.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $47.3 million, $17.8 million and $0.1 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The income tax benefit for the year ended December 28, 2014 included $1.4 million of income tax benefits related to stock award activity in 2013. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 28, 2014	December 29, 2013
Deferred tax assets
Employee benefits	$17,930	$14,677
Net operating loss carryforwards and tax credits	3,282	13,263
Lease related	81,014	63,512
Other accrued liabilities	7,028	6,714
Intangible assets	—	6,496
Charitable contribution carryforward	8,889	2,204
Inventories and other	1,073	538

Total gross deferred tax assets	119,216	107,404
Deferred tax liabilities
Depreciation and amortization	(97,731)	(73,991)
Intangible assets	(4,020)	—
Other	(485)	—

Total gross deferred tax liabilities	102,236	(73,991)

Net deferred tax asset	$16,980	$33,413

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

If realized, $0.1 million of net operating loss carry forwards will be recognized as a benefit through additional paid-in capital. Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of December 28, 2014 and December 29, 2013.

At December 28, 2014 and December 29, 2013, the Company has approximately $4.6 million and $36.6 million of federal net operating loss carryforwards, respectively, which are available to offset future federal taxable income from 2029 through 2033. The Company has net operating loss carryforwards for state income tax purposes of $3.9 million and $8.4 million as of December 28, 2014 and December 29, 2013, respectively, which are available to offset future state taxable income from 2017 through 2034. The utilization of certain of the Company’s net operating loss carryforwards may be limited in a given year. The Company has alternative minimum tax credits of $0.9 million which are available to offset future income taxes. These credits have no expiration date. The Company has general business credits of $0.8 million which are available to offset future income taxes until 2031 through 2034 and state income tax credits of $0.3 million which are available to offset future state income taxes until 2020 through 2025.

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

In September 2013 the Internal Revenue Service issued final regulations related to tangible property, which govern when a taxpayer must capitalize or deduct expenses for acquiring, maintaining, repairing and replacing tangible property. The regulations are effective for tax years beginning January 1, 2014, however early adoption is permitted. The Company adopted the regulations for the tax year beginning December 30, 2013. The Company has analyzed the impacts of the tangible property regulations and has determined they are in compliance with the regulations.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 28, 2014	December 29, 2013	December 30, 2012
Beginning balance	$410	$150	$—
Additions based on tax positions related to the current year	216	260	150

Net deferred tax asset (liability)	$626	$410	$150

At December 28, 2014 and December 29, 2013, the Company had unrecognized tax benefits of $0.6 million and $0.4 million (tax effected) that would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates an increase in the total amount of unrecognized tax benefits during the next twelve months related to depreciation for transaction cost allocation in the amount of $0.1 million.

The Company files income tax returns with federal and state tax authorities within the United States. The statute of limitations remains open for federal and state income tax examinations for the tax years 2011, 2012 and 2013. The statute of limitations remains open for Sunflower’s pre-merger federal tax returns for 2010 through 2012 and state tax returns for 2008 through 2012.

19. Related-Party Transactions

The Company incurred costs related to its use of a private aircraft owned by a member of senior management. During 2012, fees paid in connection with the use of the aircraft were $0.6 million. During 2012, the Company purchased the aircraft for $3.2 million.

Two stockholders are investors in a company that is a supplier of coffee to the Company. During 2014, 2013 and 2012, purchases from this company were $8.3 million, $7.9 million and $5.6 million, respectively. As of December 28, 2014 and December 29, 2013 the Company had no receivable recorded from this vendor. As of December 30, 2012, the Company had recorded $0.4 million of accounts receivable due from this vendor related to vendor rebates. As of December 28, 2014, December 29, 2013 and December 30, 2012, the Company had recorded accounts payable due to this vendor of $0.5 million, $0.7 million and $0.4 million, respectively.

In connection with our Credit Facility, we paid an arrangement fee of $0.8 million to an affiliate of Apollo Global Management, LLC (together with its subsidiaries and the investment funds affiliated with, and co-investment vehicles (the “Apollo Funds”) managed by, Apollo Management VI, L.P., (“Apollo”). Apollo Global Securities, LLC, another affiliate of Apollo, was an underwriter of our IPO and secondary offerings that closed on August 18, 2014, April 2, 2014, and December 2, 2013, and received fees of approximately $0.9 million, $1.3 million, $0.8 million and $1.0 million, respectively.

One of our senior executives purchased stock in a technology supplier to the Company in January 2015. During 2014, 2013 and 2012, purchases from this company were $5.2 million, $3.6 million and $1.1 million, respectively. As of December 28, 2014, December 29, 2013 and December 30, 2012, the Company had no receivable recorded from this vendor. As of December 28, 2014 and December 29, 2013, the Company had recorded accounts payable due to this vendor of $0.6 million and $0.4 million, respectively. There was no accounts payable recorded for this vendor as of December 30, 2012.

20. Commitments and Contingencies

Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases had an average remaining lease term of approximately nine years as of December 28, 2014.

Rent expense charged to operations under operating leases in 2014, 2013 and 2012 totaled $72.9 million, $64.7 million and $54.2 million, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at December 28, 2014 are as follows:

2015	$87,137
2016	99,926
2017	104,585
2018	102,986
2019	98,930
Thereafter	655,780

Total payments	$1,149,344

The Company has subtenant agreements under which it will receive rent as follows:

2015	$1,404
2016	1,462
2017	1,240
2018	1,005
2019	683
Thereafter	1,936

Total subtenant rent	$7,730

Capital and Financing Lease Commitments

The Company is committed under certain capital and financing leases for rental of buildings and equipment. These leases expire or become subject to renewal clauses at various dates from 2015 to 2032.

As of December 28, 2014, future minimum lease payments required by all capital and financing leases during the initial lease term are as follows:

Fiscal Year	Capital Leases	Financing Leases
2015	$1,452	$13,700
2016	1,451	13,882
2017	1,451	13,952
2018	1,451	14,084
2019	1,294	13,591
Thereafter	10,097	65,956

Total	17,196	135,165
Plus balloon payment (financing leases)	—	67,998
Less amount representing interest	(6,000)	(88,688)

Net present value of capital and financing lease obligations	11,196	114,475
Less current portion	(662)	(3,447)

Total long-term	$10,534	$111,028

(1)	At December 28, 2014 the Company has also recorded a current financing lease obligation and related construction in progress totaling $25.0 million for one of its administrative facilities as it was deemed the owner during the construction period under lease accounting guidance. However, the Company expects that there will be no continuing involvement provisions in effect at the end of the construction period and therefore will be able to remove the asset and corresponding financing lease obligation at the end of the construction period in the first quarter of fiscal 2015 and therefore has not included the lease obligation in the future lease payment schedule above.

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

In addition to our lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 28, 2014, such future purchase commitments consisted of $377.1 million.

One individual purchase commitment which is in effect from October 1, 2014 through December 31, 2017 for certain goods requires the Company to purchase approximately $76.3 million, $101.0 million and $133.8 million for fiscal years 2015, 2016 and 2017, respectively. Purchase commitments under this agreement are based on volumes and commodities prices in effect at the time of purchase. The amounts above were calculated based on current commodities prices. From October 1, 2014 through December 28, 2014, the Company purchased $15.7 million under this agreement.

Other commitments related to the Company’s business operations cover varying periods of time and are not significant. These commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial conditions.

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

As of December 28, 2014, 151,833,334 shares of common stock have been issued by the Company, 10.4% of which are held by the Apollo Funds. As of December 28, 2014, 9,232,525 shares of common stock are reserved for issuance under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (see Note 23, “Equity-Based Compensation”). During 2014, options were exercised in exchange for the issuance of 4,216,774 shares of common stock, including a total of 2,340,639 options exercised and the stock sold in our April and August secondary offerings. During 2013, options were exercised in exchange for the issuance of 1,194,999 shares of common stock and the Company repurchased 12,375 of the shares of common stock issued in one exercise. During 2012, options were exercised in exchange for the issuance of 189,585 shares of common stock and subsequently, the Company repurchased 24,585 of the shares of common stock.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Basic net income per share:
Net income	$107,692	$51,326	$19,500

Weighted average shares outstanding	149,751	134,622	119,427

Basic net income per share	$0.72	$0.38	$0.16

Diluted net income per share:
Net income	$107,692	$51,326	$19,500

Weighted average shares outstanding	149,751	134,622	119,427
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	4,570	5,143	2,354
Restricted Stock Units (“RSU”)	7	—	—

Weighted average shares and equivalent shares outstanding	154,328	139,765	121,781

Diluted net income per share	$0.70	$0.37	$0.16

The computation of diluted earnings per share for the year ended December 28, 2014 does not include 546,567 options as those options were antidilutive. The computation of diluted earnings per share for the year ended December 29, 2013 includes all options as no options were antidilutive. The computation of diluted earnings per share for the year ended December 30, 2012 does not include 1,674,112 options as those options would have been antidilutive.

23. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s IPO and replaced the 2011 Option Plan (as defined below) (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members.

Under the 2013 Incentive Plan, effective July 31, 2013 upon the pricing of the Company’s IPO, the Company granted to certain officers and team members options to purchase 396,000 shares of common stock at an exercise price of $18.00 per share, with grant date fair values of $4.65 to $5.92. The Company also granted to independent directors options to purchase 11,112 shares of common stock at an exercise price of $18.00 per share, with a grant date fair value of $4.65. The options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based. Time-based options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets set for each year. The options expire seven years from grant date.

On March 4, 2014, under the 2013 Incentive Plan, the Company granted to certain officers and team members time-based options to purchase an aggregate of 320,041 shares of common stock at an exercise price of $39.01 per share, with a grant date fair value of $10.66 per share. The Company also granted an aggregate of 108,980 RSUs with a grant date fair value of $39.01. The options vest ratably over a period of 12 quarters (three years) and the RSUs vest either one-third each year for three years or one-half each year for two years. The options expire seven years from grant date.

On May 19, 2014, under the 2013 Incentive Plan, the Company granted to a team member and to independent members of the Company’s board of directors time-based options to purchase an aggregate of 37,047 shares of common stock at an exercise price of $28.50 per share, with a grant date fair value of $8.07. The Company also granted to this team member 2,174 RSUs with a grant date fair value of $28.50 per share. The options vest ratably over a period of 12 quarters (three years) and the RSUs vest either one-third each year for three years. The options expire seven years from grant date.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of December 28, 2014, 9,232,525 shares of common stock are reserved for issuance under the 2013 Incentive Plan.

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

Prior to the IPO, options were granted to certain team members at a price determined by the Board in its sole discretion. The maximum contractual term for such options was seven years. The options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based. Time-based options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets set for each year. Vesting schedules of future grants may differ. In the event of a change in control as defined in the 2013 Incentive Plan and 2011 Option Plan, all options become immediately vested and exercisable.

Shares issued for option exercises are newly issued shares.

The estimated fair values of options granted during 2014, 2013 and 2012 range from $1.12 to $10.66, and were calculated using the following assumptions:

	2014	2013	2012
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	31.19% to 32.19%	31.03% to 37.38%	32.36% to 38.59%
Risk free interest rate	1.20% to 1.33%	0.56% to 1.36%	0.40% to 0.77%
Expected term, in years	4.31	4.00 to 5.00	3.75 to 5.00

The grant date weighted average fair value of the 0.9 million options issued but not vested as of December 28, 2014 was $5.42. The grant date weighted average fair value of the 2.7 million options issued but not vested as of December 29, 2013 was $2.09. The grant date weighted average fair value of the 5.8 million options issued but not vested as of December 30, 2012 was $1.45.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Grant date weighted average fair value of options granted	$10.39	$4.27	$1.99
Grant date weighted average fair value of options forfeited	$6.79	$1.85	$1.17

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

The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	9,582,012	$3.33
Granted	2,609,200	6.32
Forfeited	(398,222)	3.97
Exercised	(220,000)	3.33		$592

Outstanding at December 30, 2012	11,572,990	3.99	5.65	$59,688

Exercisable—December 30, 2012	5,743,320	3.61	5.45	$31,849

Vested/Expected to vest—December 30, 2012	11,533,489	3.98	5.65	$59,639

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2012	11,572,990	$3.99
Granted	616,112	14.24
Forfeited	(141,441)	5.24
Exercised	(1,194,999)	3.20		$38,628

Outstanding at December 29, 2013	10,852,662	3.56	4.82	$375,866

Exercisable—December 29, 2013	8,120,756	3.16	4.65	$284,476

Vested/Expected to vest—December 29, 2013	10,754,773	3.52	4.81	$372,822

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2013	10,852,673	$3.56
Granted	357,088	37.92
Forfeited	(107,990)	6.79
Exercised	(4,216,774)	2.68		$161,688

Outstanding at December 28, 2014	6,884,997	5.82	3.85	$187,196

Exercisable—December 28, 2014	6,026,945	4.11	3.65	$186,757

Vested/Expected to vest—December 28, 2014	6,852,340	5.75	3.84	$172,957

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years. The estimated fair values of RSUs granted during 2014 range from $28.50 to $39.01.

The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2013	—	—
Awarded	111,154	38.80
Released	—	—
Forfeited	(8,215)	39.01

Outstanding at December 28, 2014	102,939	38.79	0.99	$3,369

Expected to vest—December 28, 2014	97,922	38.79	0.96	$3,205

Equity-based compensation expense was as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cost of sales, buying and occupancy	$695	$672	$502
Direct store expenses	788	104	127
Selling, general and administrative expenses	3,872	5,004	4,024

Total equity-based compensation expense	$5,355	$5,780	$4,653

The Company recognized income tax benefits of $2.1 million, $2.3 million and $1.9 million for 2014, 2013, and 2012, respectively.

As of December 28, 2014, total unrecognized compensation expense related to outstanding options was $3.7 million, which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.3 years on a weighted-average basis.

As of December 28, 2014, total unrecognized compensation expense related to outstanding RSUs was $2.7 million, which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.8 years on a weighted-average basis.

During the years ended December 28, 2014, December 29, 2013, and December 30, 2012, the Company received $11.1 million, $3.8 million and $0.5 million in cash proceeds from the exercise of options, respectively.

During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, the Company recorded $47.3 million, $13.4 million and $0.1 million of excess tax benefits from the exercise of options, respectively.

During the years ended December 28, 2014, the Company capitalized $0.6 million of equity-based compensation expense related to new store development as Property and Equipment. No equity-based compensation was capitalized during the years ended December 29, 2013 and December 30, 2012.

Item 9.	Changes In and Disagreements with Accountants on Auditing and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 28, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2014, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 28, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 28, 2014.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2013 and each of the interim periods ending March 30, 2014, June 29, 2014 and September 28, 2014 on Form 10-Q, in connection with management’s assessment of the effectiveness of our disclosure controls and procedures, we determined that we had a material weakness related to our internal controls with respect to costing of non-perishable inventories.

During the fiscal year ended December 28, 2014, we implemented additional controls and procedures to address this material weakness. These controls and procedures included the implementation of an automated system to calculate the cost of non-perishable inventory on a per unit basis.

We have completed the documentation and testing of these new controls and procedures surrounding the costing of non-perishable inventories and the controls have been operating for a sufficient period of time that management has concluded that the previously disclosed material weakness related to the costing of non-perishable inventories has been remediated as of December 28, 2014.

Changes in Internal Control Over Financial Reporting

Other than the remediation of the previously reported material weakness relating to inventory discussed above, there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2014, and is incorporated herein by reference.

We have adopted a Code of Ethics – Principal Executive Officer and Senior Financial Officers (referred to as the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. The Code is publicly available on our website at http://files.shareholder.com/downloads/AMDA-1TN20F/2628473425x0x680152/b0033be9-9cd0-4c06-88cc-94f992ed6584/Code_of_Ethics_-_Principal_Executive_Officer_and_Senior_Financial_Officers.pdf. Except for such Code, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

We will provide disclosure of future updates, amendments or waivers from the Code by posting them to our investor relations website located at http://investors.sprouts.com. The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules: No schedules are required.

3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.3.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (5)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.8	Merger Agreement, dated as of March 9, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.8.1	First Amendment to Merger Agreement, dated as of May 8, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (2)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (2)

10.11†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (6)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

10.13	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

23.2	Consent of Buxton Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 26, 2015	By:	/s/ J. Douglas Sanders
	Name:	J. Douglas Sanders
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Douglas Sanders J. Douglas Sanders	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015

/s/ Amin N. Maredia Amin N. Maredia	Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/s/ Donna Berlinski Donna Berlinski	Vice President and Controller (Principal Accounting Officer)	February 26, 2015

/s/ Andrew S. Jhawar Andrew S. Jhawar	Chairman of the Board	February 26, 2015

/s/ Shon Boney Shon Boney	Director	February 26, 2015

/s/ Joseph Fortunato Joseph Fortunato	Director	February 26, 2015

/s/ Terri Funk Graham Terri Funk Graham	Director	February 26, 2015

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	February 26, 2015

/s/ Steven H. Townsend Steven H. Townsend	Director	February 26, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.3.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (5)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.8	Merger Agreement, dated as of March 9, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.8.1	First Amendment to Merger Agreement, dated as of May 8, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (2)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (2)

10.11†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (6)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

10.13	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

23.2	Consent of Buxton Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2014, and incorporated herein by reference.