Form 10-K/A
period 2014-12-28
Sprouts Farmers Market, Inc.
filed 2015-02-27
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On February 26, 2015, Sprouts Farmers Market, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends and restates Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 26, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

Capitalized terms used in this Amendment but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board

Our business and affairs are managed by our board of directors, which consists of seven members.

Andrew S. Jhawar, 43, has served as our Chairman of the Board since 2013 and as a director of our company since 2011. Mr. Jhawar is a Senior Partner of Apollo Management, L.P., having joined in February 2000, where he oversees Apollo’s efforts in the Grocery, Specialty Retail, Food & Beverage and Consumer Products sectors. Prior to joining Apollo, Mr. Jhawar was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation and, prior to that, Jefferies & Company, where he focused primarily on the structuring, execution and negotiation of high yield debt and equity financing transactions. Mr. Jhawar graduated with an M.B.A. from Harvard Business School and with a B.S. in Economics from the Wharton School of the University of Pennsylvania. In addition, Mr. Jhawar currently sits on and has previously sat on a number of private and public company boards including Hostess Brands, LLC, Smart & Final, Inc., General Nutrition Centers, Inc. (NYSE: GNC) from 2003 to 2007 and Rent-A-Center, Inc. (NASDAQGS: RCII) from 2001 to 2005. Mr. Jhawar’s extensive knowledge and understanding of the retail industry and our company, which allows him to provide invaluable insight and advice concerning our business and financial strategies, and his exceptional background in developing and implementing strategic growth models to enhance the development of our growth and expansion strategies led to the conclusion that he should serve on our board.

Shon A. Boney, 46, has served as a director of our company since 2002. Mr. Boney co-founded our company in 2002 and served as our Vice President and Chief Financial Officer from 2002 to 2005, as Chief Executive Officer from 2005 to August 2012, and Chairman from August 2012 until March 2013. Prior to founding our company, Mr. Boney served in various positions with Henry’s Farmers Market ranging from store management to buyer to Director of Information Technology from 1986 to 2001. Mr. Boney’s over 25 years of experience in the grocery industry, combined with his intimate knowledge of all aspects of our business and operations, and unique perspective on discussions about our future activities and our place in the current competitive landscape led to the conclusion that he should serve on our board.

Joseph Fortunato, 62, has served as a director of our company since 2013. Mr. Fortunato is a consultant and previously served as Chairman of the Board, Chief Executive Officer and President of GNC Holdings, Inc. (NYSE: GNC), a global specialty retailer of health and wellness products, from November 2005 to August 2014. From 1990 to November 2005, Mr. Fortunato served in various executive roles with General Nutrition Companies, Inc., including Senior Executive Vice President and Chief Operating Officer, Executive Vice President of Retail Operations and Store Development, Senior Vice President of Financial Operations, and Director of Financial Operations. Mr. Fortunato currently serves on the board of directors of Mattress Firm Holding Corp. (NASDAQGS: MFRM), a retailer of mattresses and bedding-related products. Mr. Fortunato earned his undergraduate degree in Finance at Duquesne University in 1975. Mr. Fortunato’s record as an executive of a successful retail company, years of financial and operational experience, and experience on the boards of directors of public companies led to the conclusion that he should serve on our board.

Terri Funk Graham, 49, has served as a director of our company since 2013. Ms. Graham is a consultant and previously served as Chief Marketing Officer—RedEnvelope for Provide Commerce, Inc., a gifting company delivering flowers, chocolates, gift baskets and unique personalized gifts from July 2013 to September 2014. Ms. Graham previously served on the board of directors of Hot Topic, Inc., a formerly publicly traded (NASDAQGS: HOTT) mall and web-based specialty retailer operating the Hot Topic and Torrid concepts from June 2012 to June 2013. From September 2007 to December 2012, Ms. Graham served as Senior Vice President and Chief Marketing Officer at Jack in the Box Inc. (NASDAQGS: JACK), a publicly traded restaurant company that operates and franchises Jack in the Box and Qdoba Mexican

Grill restaurants. Ms. Graham, who joined Jack in the Box Inc. in 1990, previously served as Vice President and Chief Marketing Officer from December 2004 to September 2007, Vice President of Marketing from May 2003 to December 2004, and Vice President of Brand Communications and Regional Marketing from July 2002 to May 2003. Ms. Graham’s over 25 years of experience in the marketing and restaurant industries and experience on the board of directors of a public company led to the conclusion that she should serve on our board.

Lawrence P. Molloy, 53, has served as a director of our company since 2013. Mr. Molloy has served as Senior Advisor to Roark Capital Group, a private equity firm, since October 2014. Prior to that, Mr. Molloy served as Special Advisor to PetSmart, Inc. (NASDAQGS: PETM) from June 2013 until April 2014, and had previously served as Chief Financial Officer of PetSmart from September 2007 until June 2013. Prior to joining PetSmart, Mr. Molloy was employed by Circuit City Stores, Inc., a national consumer electronics retailer, from 2003 to 2007, where he served as the Director of Financial Planning and Analysis from 2003 to 2004, Vice President, Financial Planning and Analysis from 2004 to 2006 and Chief Financial Officer of Retail from 2006 to 2007. Prior to Circuit City, he served in various leadership, planning and strategy roles for Capital One Financial Corporation (NYSE: COF); AGL Capital Investments, LLC; Deloitte & Touche Consulting Group; and the U.S. Navy. He served ten years in the Navy as a fighter pilot, later retiring from the Navy Reserve with a rank of Commander. Mr. Molloy’s perspective as a senior financial executive well versed in financial and accounting matters, as well as operational matters in the retail industry, led to the conclusion that he should serve on our board.

J. Douglas (“Doug”) Sanders, 45, was appointed to our board of directors in February 2015 and has served as our President and Chief Executive Officer since August 2012. Mr. Sanders joined Sprouts upon its founding in 2002 and served in roles of increasing responsibility before assuming the role of Chief Executive Officer and President, including President from August 2011 to August 2012, President and Chief Operating Officer from 2005 to August 2011, Chief Administrative Officer from 2004 to 2005, and Vice President of Information Technology from June 2002 to 2004. Prior to joining Sprouts, Mr. Sanders held a number of key management and strategic positions in operations and technology within companies in the grocery industry or grocery consulting industry, including TCI Solutions from 2000 to 2002, Associated Wholesale Grocers from 1997 to 2000 and Brookshire Brothers from 1986 to 1997. Mr. Sanders attended the Stephen F. Austin State University. We believe Mr. Sanders’ over 13 years of service to our company, his extensive knowledge of all aspects of our business and operations, and his unique understanding of our culture, personnel, and strategies led to the conclusion that he should serve on our board.

Steven H. Townsend, 61, has served as our Lead Independent Director since February 2013 and as a director of our company since 2013. Mr. Townsend served as Consultant of United Natural Foods Inc. (NASDAQGS: UNFI) from December 2005 until December 2006. He served as Chairman of United Natural Foods Inc. from December 2003 to December 2005 and as its Chief Executive Officer from January 2003 to October 2005 and its President from April 2001 to October 2005. He previously served in other roles at United Natural Foods Inc., including as Chief Financial Officer and as Chief Operating Officer since joining in 1981 as Controller. He previously held management positions at Harris Corporation (NYSE: HRS) and Tupperware Corporation (NYSE: TUP). He has served as a Director of Velocity Brands, LLC since 2010 and ME Holding Corporation, parent holding company of Massage Envy, LLC, since 2012. He previously served as Director of Vault USA, LLC, SI Bancorp MHC., SI Financial Group Inc. (NASDAQGM: SIFI), Savings Institute Bank & Trust Company, Global Energy Holdings Group Inc. and SunOpta Inc. (NASDAQGS: STKL). Mr. Townsend holds an M.B.A. in Management and Information Systems and a B.S. in Accounting, Summa Cum Laude from Bryant College. Mr. Townsend’s more than 30 years of senior management, financial, operational, information systems and human resources experience led to the conclusion that he should serve on our board.

Identifying and Evaluating Director Candidates

Our nominating and corporate governance committee will consider persons recommended by stockholders for inclusion as nominees for election to our board of directors. Stockholders wishing to recommend director candidates for consideration by the nominating and corporate governance committee may do so by writing to our Corporate Secretary at our principal executive offices set forth in this Annual Report on Form 10-K, and giving the recommended nominee’s name, biographical data and qualifications, accompanied by the written consent of the recommended nominee.

The evaluation process for director nominees who are recommended by our stockholders is the same as for any other nominee and is based on numerous factors that our nominating and corporate governance committee considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity reflecting ethnic background, gender and professional experience, and the extent to which the nominee would fill a present need on our board of directors.

Information about our Audit Committee

Our audit committee consists of Lawrence P. Molloy, Chairperson, Joseph Fortunato and Steven H. Townsend. Our board of directors has determined that each such individual is independent under the rules of the SEC and the NASDAQ Stock Market and is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience in financial roles and the nature of their employment.

Our Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
J. Douglas Sanders	45	Director, President and Chief Executive Officer
Amin N. Maredia	42	Chief Financial Officer and Treasurer
James L. Nielsen	43	Chief Operating Officer
Brandon F. Lombardi	37	Chief Legal Officer and Corporate Secretary
Nancy J. LaMons	45	Chief Human Resources Officer
Daniel J. Bruni	57	Chief Information Officer
Theodore E. Frumkin	53	Chief Development Officer

J. Douglas (“Doug”) Sanders’ biography is set forth under the heading “Our Board” above.

Amin N. Maredia has served as our Chief Financial Officer since August 2011. Prior to joining Sprouts, Mr. Maredia served in key strategic and finance roles for Burger King Corporation, one of the world’s largest fast food retailers, including Vice President—North America and Latin America Finance from 2009 to 2010, Vice President—Strategic Planning & Treasurer from 2006 to 2009, and Assistant Controller from July 2005 to 2006. Prior to that, Mr. Maredia served as Assistant Treasurer and Assistant Controller for Dynegy, Inc. (NYSE: DYN), an energy producer and wholesaler, from 2002 to July 2005. Mr. Maredia began his career at PricewaterhouseCoopers in 1994, is a graduate of the Harvard Business School General Management Program and holds an undergraduate degree in accounting from the University of Houston.

James L. Nielsen has served as our Chief Operating Officer since April 2011. Prior to joining our company, Mr. Nielsen served as President of Henry’s Farmers Markets from 2007 through April 2011, and Vice President and General Manager of Henry’s Farmers Markets from 2006 to 2007. Prior to that,

Mr. Nielsen served in various roles of increasing responsibility for Wild Oats Marketplace, including Director of Operations from December 2004 to February 2007, Director of Non-Perishables from February 2004 to December 2004, and Director of Merchandising from 2002 to February 2004. Mr. Nielsen began his career at Smith’s Food and Drug in 1986 and held positions such as Store Director and Senior Merchandising Manager before leaving in 2002. Mr. Nielsen holds a B.S. in Business Administration from Weber State University.

Brandon F. Lombardi has served as our Chief Legal Officer and Corporate Secretary since January 2012. Prior to joining Sprouts, Mr. Lombardi was a corporate and securities attorney at the international law firm of Greenberg Traurig, LLP from 2002 to January 2012, having worked in the firm’s Los Angeles and Phoenix offices. While in private practice, Mr. Lombardi served as outside general counsel and corporate secretary to public and private companies in a wide range of industries, including food retail, specializing in corporate governance, securities and corporate law, and mergers and acquisitions. While acting as our outside counsel, Mr. Lombardi led our merger with Henry’s in April 2011. Mr. Lombardi holds a Juris Doctor from the Sandra Day O’Connor College of Law at Arizona State University and a B.S. in Global Business from Arizona State University.

Nancy J. LaMons has served as our Chief Human Resources Officer since May 2014. Ms. LaMons joined our company from Fiesta Restaurant Group (NASDAQ:FRGI), where she served as Chief People Officer from January 2013 to May 2014. Previously, she served as Division Vice President of Human Resources for Global Supply Chain and International Operations for JC Penney (NYSE:JCP), where she worked from January 2010 to January 2013. Prior to that, Ms. LaMons served in a number of senior human resources roles for PepsiCo. Inc. (NYSE:PEP) from 1998 to 2010. Ms. LaMons holds an M.B.A. in International Human Resources, Labor and Industrial Relations and an Ed.M. concentrating in Organization and Leadership Development from the University of Illinois, Urbana-Champaign; and a B.S. in Finance from Central State University.

Daniel J. Bruni has served as our Chief Information Officer since February 2015. Prior to joining Sprouts, Mr. Bruni held the position of Vice President, I.T. at Dollar General Corporation (NYSE: DG), a discount retailer, from March 2012 to January 2015 and Senior Director of Information Technology at Dollar General Corporation from 2008 to March 2012. Prior to that, Mr. Bruni served as Senior Vice President and Chief Information Officer of Harris Teeter, Inc., a regional grocery chain, from 1997 to 2008. Prior to that, Mr. Bruni held I.T. leadership positions with Brothers Gourmet Coffees, Inc., Burger King Corporation and Dun & Bradstreet. Mr. Bruni holds an M.B.A. for I.T. Executives from Fairleigh Dickinson University and a B.S. in Computer Science from Indiana University of Pennsylvania.

Theodore E. Frumkin has served as our Chief Development Officer since February 2015, and previously served as our Senior Vice President—Business Development from December 2012 to February 2015. Prior to joining our company, Mr. Frumkin served as Vice President of Real Estate for Staples, Inc. (NASDAQGS: SPLS), from August 2005 to December 2012 and Director of Real Estate from April 2001 to August 2005. Before that, he was Vice President of Real Estate and Construction for Rubio’s Restaurants, Inc., a fast food retailer, from May 1999 to April 2001, and Director of Real Estate from May 1996 to May 1999; Director of Real Estate for Office Depot, Inc. (NYSE: ODP), a leading global provider of office supplies and services, from December 1994 to May 1996; Real Estate Manager for Wal-Mart Stores, Inc. (NYSE: WMT), from 1992 to December 1994, and Real Estate Manager for Taco Bell, a fast food retailer, from 1986 to June 1991. Mr. Frumkin holds an M.B.A. in Finance from Florida International University, and a B.F.A. from Texas Christian University.

Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Directors, executive officers, and ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received during the year ended December 28, 2014, and written representations that no other reports were required, we believe that each person who at any time during such year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during the year ended December 28, 2014.

Code of Ethics

We have adopted a Code of Ethics—Principal Executive Officer and Senior Financial Officers (referred to as the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. The Code is publicly available on our website at http://files.shareholder.com/downloads/AMDA-1TN20F/2628473425x0x680152/b0033be9-9cd0-4c06-88cc- 94f992ed6584/Code_of_Ethics_-_Principal_Executive_Officer_and_Senior_Financial_Officers.pdf. Except for such Code, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

We will provide disclosure of future updates, amendments or waivers from the Code by posting them to our investor relations website located at http://investors.sprouts.com. The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of the compensation of each person who served as our principal executive officer or principal financial officer and our three other most highly compensated executive officers, which we collectively refer to as our named executive officers, during the fiscal year ended December 28, 2014, or fiscal 2014. Our named executive officers for fiscal 2014 were:

Name	Title
J. Douglas Sanders(1)	Director, President and Chief Executive Officer
Amin N. Maredia	Chief Financial Officer and Treasurer
James L. Nielsen	Chief Operating Officer
Brandon F. Lombardi	Chief Legal Officer and Corporate Secretary
Theodore E. Frumkin(2)	Chief Development Officer

(1)	Mr. Sanders was appointed to our board of directors in February 2015.
(2)	Mr. Frumkin was promoted from Senior Vice President of Business Development to Chief Development Officer in February 2015.

Section One—Overview and Executive Summary

Compensation Program Background and Philosophy

We completed our IPO in August 2013. Prior to our IPO, our executive compensation program was established primarily by our board of directors and consisted primarily of base salary, annual performance-based bonuses, and options to purchase shares of our common stock. In connection with our IPO, we formed a compensation committee comprised entirely of independent directors, and beginning with fiscal

2014, our executive compensation has been administered by this compensation committee. Our executive compensation is intended to attract, motivate, and retain executives and reward the creation of stockholder value. We seek to provide executive compensation packages that are competitive with comparable companies and reward the achievement of short-term and long-term performance goals.

Like most companies, we use a combination of fixed and variable compensation to reward and incentivize strong performance, as well as to align the interests of our executives with those of our stockholders. The compensation committee’s philosophy is to position the target value of total direct compensation (referred to as “TDC”) at the 50th percentile of comparable companies (our peer group discussed below along with other market survey data), which we believe will enable us to remain competitive in attracting and retaining qualified executive officers. However, our compensation committee’s decisions on target compensation for specific individuals are also influenced by a variety of additional factors, including company and individual performance.

Our compensation committee establishes performance targets for short-term and long-term incentive plans that require the achievement of significant financial results, and a significant portion of executive compensation is based on these established financial targets. Compensation also depends on other factors such as the compensation paid by comparable companies, as derived from both peer group data and broader composite survey data, achievement of strategic objectives and the professional development and potential of individual officers.

At our 2014 annual meeting, our stockholders overwhelmingly approved, on an advisory basis, the 2013 compensation of our executive officers described in our 2014 proxy statement. Approximately 98% of the votes cast on the matter were voted “For” such advisory “say-on-pay” approval, while approximately 2% were voted “Against.” In addition, at the Company’s 2014 annual meeting, a majority of our stockholders supported the Board’s recommendation to hold a vote on the Company’s executive compensation program annually. As a result of the support received for its recommendation, the Board of Directors determined to hold a vote on executive compensation annually.

Our compensation committee took this approval into account as one of many factors it considered in connection with the discharge of its responsibilities. Even though the 2013 executive compensation received strong support, our compensation committee continued to refine our executive compensation program for 2014 and 2015 as described further below, as a demonstration of its attention to corporate governance and its emphasis on the link between pay and performance.

For 2014, our pay mix consisted of base salary, annual performance-based bonuses, and time-vest equity incentives consisting of stock option and restricted stock units (referred to as “RSUs”). We have no guaranteed bonuses, no pension plans or other executive retirement plans except our 401(k) plan available to all team members, and limited executive perquisites consisting only of an auto allowance provided to our CEO and payment of health and life insurance premiums for certain of our named executive officers.

For 2015, we determined to replace time-vest RSUs with performance-based restricted stock (referred to as “performance shares”). We believe that this change, together with our continuing use of an annual incentive bonus program based on company financial and operational objectives, closely links executive officer compensation to performance.

2014 Fiscal Year Performance

Fiscal 2014 was a critical year as we transitioned from a private to public company and the natural and organic food retail sector became more competitive than ever before. We believe our incentive-based executive compensation program for our named executive officers was instrumental in helping our company achieve our strong financial performance. Through hard work, focus, and discipline, we exceeded every goal for fiscal 2014.

Highlights of our fiscal 2014 performance include the following:

•	24 new stores opened, representing unit growth of 14%;

•	Net sales of $2.97 billion; a 22% increase compared to 2013;

•	Comparable store sales growth of 9.9% and two-year combined comparable store sales growth of 20.6%;

•	Net income increased to $107.7 million; and

•	Diluted earnings per share of $0.70.

Executive Summary of Our Fiscal 2014 Executive Compensation Program

The following provides an overview of our fiscal 2014 compensation program as detailed in the following sections.

•	For fiscal 2014, compensation to our named executive officers consisted primarily of base salary, annual performance-based bonuses and time-vest equity incentives consisting of stock options and RSUs.

•	Named executive officer salaries range from the 25th – 38th percentile of comparable companies for base salary with a goal of achieving the 35th percentile over time, the 50th percentile of comparable companies for incentive compensation, and the 50th percentile of comparable companies for TDC.

•	We maintain stock ownership guidelines to encourage managing from an owner’s perspective and to further align named executive officer interests with the interests of stockholders. Executives are required to own stock (including shares underlying equity awards) equal to five-times base salary for our CEO, and two-times base salary for other executive officers.

•	Our executives participate in the same group benefit programs, such as 401(k) and health benefits, on substantially the same terms as other salaried team members.

•	We have no guaranteed bonuses, no pension plans, no tax gross-up arrangements, and limited executive perquisites consisting only of an auto allowance provided to our CEO and payment of health and life insurance premiums for certain of our named executive officers.

Committee Actions Taken for 2015

An important principle driving our compensation program is our belief that it benefits our stockholders for management’s compensation to be tied to our company’s current and long-term performance. As a result, in 2015 at-risk pay will continue to comprise a significant portion of our executive compensation, particularly for our most senior officers. As we continue our transition to a mature public company in a competitive environment, our compensation committee continues to refine our compensation program. Our compensation committee determined to take the following actions with respect to our 2015 compensation structure:

•	The compensation committee increased the base salaries of our executive officers by 5% to 10% as part of the committee’s plan to move base salaries towards the 35th percentile of comparable companies and to move TDC levels to approximate the 50th percentile of these comparable companies, with the exception of the CEO. In late 2014, Mr. Sanders requested that his 2015 base salary not be increased over 2014, expressing to the compensation committee his “team” philosophy on compensation and the importance of retaining other key employees in the organization through incentive programs.

•	The compensation committee continued to emphasize objective pay-for-performance criteria through the use of Plan EBITDA (defined below) and comparable store sales targets and the elimination of the individual performance component for our annual performance-based bonuses.

•	The cash bonus opportunities for each of our CEO, CFO and COO will remain the same for 2015, and for our other executive officers will increase to 50% of base salary.

•	The compensation committee will maintain equity-based compensation equal to 300% of base salary for our CEO, 150% of base salary for our COO and CFO, and 80% of base salary for our other named executive officers, with the exception of our CLO, for whom the compensation committee approved a one-time grant equal to 160% of base salary in recognition of his exceptional contributions to our company in 2014.

•	As part of our committee’s emphasis on pay for performance, the compensation committee revised our long-term incentive compensation to replace time-vest RSUs with performance shares, which will be subject to our company achieving certain earnings per share performance targets. Thus, more of named executive officer compensation will be tied to performance to further ensure alignment with stockholders. For our CEO, 58% of target TDC for 2015 will be performance-based. For the other named executive officers, on average, 50% of target TDC will be performance-based.

•	The agreements governing our equity awards will contain a double trigger change-in-control provision.

Section Two—Elements of our Compensation Program

The elements of our executive compensation program are presented below in summary format and more fully explained in the sections that follow:

Cash Compensation	Base Salary	Base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within our company.
	Performance-based Bonus	Our performance-based bonus is an annual cash incentive program to reward team members for achieving critical company goals.

Long-Term Incentive Compensation	Stock Options	Stock options are granted to provide incentive for long-term creation of stockholder value. Options represented 60% of the value of the annual long-term incentive grants awarded in fiscal 2014. Beginning in fiscal 2015, stock options will be reduced to 50% to shift more of the long-term incentive mix toward performance shares.
	Restricted Stock Units	RSUs have been granted to provide incentive for long-term creation of stockholder value. Beginning in fiscal 2015, time-vest RSUs will be replaced with performance shares.

Benefit Programs	Health, Welfare and Retirement Programs	Executives participate in the same benefit programs that are offered to other salaried team members. Our benefits are designed to provide market competitive benefits to protect team members’ and their covered dependents’ health and welfare and provide retirement benefits in the form of a 401(k).

Other	Perquisites	Limited perquisites are provided to certain executives in the form of company-paid health and life insurance premiums and a car allowance for our CEO.

Base Salary

Base salary is a fixed portion of compensation based on an individual’s skills, responsibilities, experience and sustained performance. Base salaries for executives are benchmarked against jobs at other companies with similar responsibilities and scope and are targeted at the 35th percentile of market data for comparable companies. Actual salaries reflect an individual’s responsibilities and more subjective factors, such as the compensation committee’s (and the CEO’s in the case of other named executive officers) assessment of the individual named executive officer’s performance.

Changes in base salary for the named executive officers depend on compensation versus the external market for similar jobs, the individual’s current salary compared to the market, changes in job responsibilities and the officer’s contributions to our performance as determined by the compensation committee.

Performance-based Cash Incentive Compensation

We utilize performance-based cash incentives to motivate executives to attain short-term objectives that align with long-term business goals. Meeting or exceeding our annual business and financial goals is important to executing our long-term business strategy and delivering long-term value to stockholders. Individual award opportunities vary by job level and are targeted at the 50th percentile of comparable companies. Our cash incentive plan is based upon (1) Adjusted EBITDA1 as adjusted for expenses incurred in connection with secondary offerings of stock by stockholders and accrual of bonuses for our executive officers above their target bonus amounts (referred to as “Plan EBITDA”), and (2) comparable store sales growth. No incentive award is payable to executives unless a pre-established minimum Plan EBITDA goal is achieved.

The cash incentive plan focuses executives on critical financial and operational goals. Our compensation committee believes that Plan EBITDA is a primary indicator to our stockholders of overall business health, and its use achieves our desire to use a measure of profitability that drives stockholder value creating behaviors. The second measure, comparable store sales growth, focuses executive officers on both strengthening our core business and making our stores more effective.

Each executive officer has a target annual incentive bonus opportunity, expressed as a percentage of base salary (referred to as the “Target Bonus”), with the ability to earn above or below that target based on our company’s actual performance. Individual award opportunities vary by job level and are targeted at the 50th percentile of comparable companies.

At the beginning of 2014, the compensation committee and board of directors approved the financial and operational goals for the company. The compensation committee also reviewed and approved the Target Bonus opportunity for each executive officer. If Plan EBITDA and comparable store sales growth were 100% of the established targets, our executive officers would be each entitled to receive 100% of such officer’s respective Target Bonus. In addition, each executive officer had the opportunity to earn an outperformance bonus ranging from 150% to 200% of such officer’s Target Bonus. The Target Bonus and Total Bonus Opportunity for our executive officers for 2014 were as follows:

Compensation Tier	Target Bonus (as % of Base Salary)	Total Bonus Opportunity (as % of Base Salary)
Tier I (CEO)	100%	200%
Tier II (COO and CFO)	70%	140%
Tier III (other named executive officers)	40%	60%

Because such a large percentage of executive officer compensation is performance-based, our compensation committee invests significant time determining the financial target for our annual cash bonus

[1]	We define “Adjusted EBITDA” as net income before interest expense, provision for income tax, and depreciation and amortization, excluding store closure and exit costs, one-time costs associated with our 2011 business combination with Henry’s Holdings, LLC and 2012 acquisition of Sunflower Farmers Market, Inc., gains and losses from disposal of assets, public offering expenses, loss on extinguishment of debt and certain other items that we do not consider representative of our ongoing financial performance.

program. In general, management makes the initial recommendation for the financial target based upon our company’s annual board-approved budget, and these recommendations are reviewed and discussed by the committee and its advisors. The major factors used in setting one or more targets for a particular year are the results for the most recently-completed year and the budget for the current year. Other factors taken into account may include general economic and market conditions. Our compensation committee sets the final corporate performance goal during our first quarter, typically at a level our compensation committee believes is challenging, but reasonable, for management to achieve.

Award payouts are determined each February following completion of the plan year by measuring the performance against each award component. In determining whether the performance ranges are met, the compensation committee exercises its judgment whether to reflect or exclude the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events. Our company must achieve a minimum of 95% of the Plan EBITDA target for any payout to be earned under the annual incentive bonus plan. The 2014 incentive award target goals and 2014 results are shown below.

Weighting	Rational for Measure	Target Goal	2014 Results
Plan EBITDA (75%)	Reflects overall business health and is a measure of profitability that drives stockholder value	$228.3 million	$268.5 million

Comparable Store Sales (25%)	Demonstrates strength in core business	7.5%	9.9%

Equity Incentive Compensation

Each year we grant equity-based awards to executive officers and key team members to motivate and reward them for long-term stockholder value creation and to retain top talent. Long-term incentive awards are targeted to be competitive with the 50th percentile of comparable companies. In 2014, as we transitioned away from the private company compensation structure previously in place, which included pre-IPO option awards, our compensation committee determined to grant time-vest stock options and RSUs. The value of such equity awards increases or decreases as a result of changes in the market price of our common stock, creating opportunities in the event of successful market performance of our shares, aligning the interests of our named executive officers with our stockholders.

In late 2014, the compensation committee reviewed the mix of long-term incentive awards (60% options and 40% RSUs) and, with the goal of moving more of the awards toward performance-based vehicles, determined to replace time-vest RSUs with performance shares, along with a new mix of long-term incentive awards for grants made in 2015 (50% stock options and 50% performance shares).

Award	2014 Weighting	2015 Weighting	Vesting Terms and Other Conditions
Stock Options	60%	50%	The exercise price equals the closing price on the date of grant. Options vest quarterly over three years and expire after seven years.

RSUs	40%	—	RSUs vest 1/3 on each anniversary of the grant date. The number of shares of our common stock subject to RSUs is determined by the 20-day trailing average closing price for our common stock as reported on the grant date.

Performance Shares	—	50%	Performance shares can be earned after a one-year performance period based on achievement of earnings per share targets. If earned, such performance shares vest 50% on the second anniversary of the grant date (2017), and 50% on the third anniversary of the grant date (2018).

Benefits and Perquisites

We provide our named executive officers with benefits that our board of directors believes are reasonable and in the best interests of our company and our equity holders. Consistent with our compensation philosophy, we maintain competitive benefit packages for our named executive officers. The compensation committee, in its discretion, may revise, amend or add to an officer’s benefits if it deems it advisable. We believe these benefits are generally equivalent to benefits provided by comparable companies.

•	Retirement Plan Benefits. We sponsor a 401(k) defined-contribution plan, or the “401(k) Plan,” covering substantially all eligible team members, including our named executive officers. Team member contributions to the 401(k) Plan are voluntary. Contributions by participants are limited to their annual tax deferred contribution limit by the Internal Revenue Service. We contribute an amount up to 50% of the first 6% of the eligible compensation deferred by a participant.

•	Health and Welfare Benefits. We offer medical, dental, vision, life insurance, short-term and long-term disability insurance and accidental death and dismemberment insurance for all eligible team members. Named executive officers are eligible to participate in the same plans as other salaried employees.

•	Perquisites. We pay the premium amounts for medical, dental, vision, life insurance, short-term and long-term disability insurance and accidental death and dismemberment insurance plans on behalf of certain of our named executive officers. In addition, our CEO receives a car allowance.

Section Three—How Executive Pay is Established

Role of Our Compensation Committee

Our compensation committee, which is comprised entirely of independent directors, is responsible for, among other things, overseeing our executive compensation policies and programs with the goal of maintaining compensation that is competitive and reflects the long-term interests of our stockholders. You can learn more about the compensation committee’s purpose, responsibilities, structure and other details by reading the committee’s charter posted on our website at www.sprouts.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our website into this Annual Report on Form 10-K.

While our chief executive officer and other executive officers may attend meetings of the compensation committee or our board of directors from time to time, the ultimate decisions regarding executive officer compensation are made solely by the members of our compensation committee. These decisions are based not only on our compensation committee’s deliberations, but also on input requested from outside advisors, including our compensation committee’s outside compensation consultant, with respect to, among other things, market data analyses. The final decisions relating to our CEO’s compensation are determined solely by our compensation committee. Decisions regarding other executive officers are made by our compensation committee after considering recommendations from our CEO.

Role of the Compensation Consultant

Our compensation committee may periodically engage the services of outside compensation consultants to provide advice in connection with making executive compensation determinations. The chairperson of our compensation committee, in consultation with other committee members, defines the scope of any consultant’s engagement and related responsibilities. These responsibilities may include, among other things, advising on issues of executive compensation and equity compensation structure and assisting in the preparation of compensation disclosure for inclusion in our SEC filings. In fulfilling its responsibilities, the outside compensation consultant may interact with management or our other outside advisors to the extent necessary or appropriate.

In October 2013, our compensation committee engaged Mercer, Inc. (referred to as “Mercer”) as its independent compensation consultant to provide the committee with an executive compensation assessment, peer group analysis, and related compensation advice. During 2014, we paid Mercer $128,692 for the provision of employee benefits brokerage services. These services were performed by different offices of Mercer and were unrelated to compensation services. In addition, we paid affiliates of Mercer $361,199 for the provision of insurance brokerage and crisis management consulting services, $58,000 for the provision of actuarial services, and $68,893 for the use of its risk management information system.

The compensation committee’s outside compensation consultant provides analyses and recommendations that inform the committee’s decisions, but it does not decide or approve any compensation decisions. For 2014, Mercer developed criteria used to identify peer and other comparable companies for executive compensation and performance comparisons, and reviewed and discussed with the committee various proposals presented to the committee by management. Mercer also provided updates on market trends and the regulatory environment as it related to executive compensation. Mercer representatives met informally with the chairperson of the committee and with certain members of our management team, and formally with our compensation committee during a telephonic meeting.

The compensation committee has previously considered the factors set forth in the NASDAQ Stock Market rule regarding compensation advisor independence. Specifically, the Compensation Committee has analyzed whether the work of Mercer as compensation consultant raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to our company by Mercer; (ii) the amount of fees from our Company paid to Mercer as a percentage of Mercer’s total revenue; (iii) the policies and procedures of Mercer that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Mercer or the individual compensation advisors employed by Mercer with an executive officer of our company; (v) any business or personal relationship of the individual compensation advisors with any member of the compensation committee; and (vi) any stock of our company owned by Mercer or the individual compensation advisors employed by Mercer.

Management’s Role in Setting Compensation

Members of our human resources, finance, and legal departments work with our CEO to recommend changes to existing compensation plans and programs, to recommend financial and other targets to be achieved under those programs, to prepare analyses of financial data and other briefing materials to assist the compensation committee in making its decisions and, ultimately, to implement the decisions of our compensation committee.

Our CEO is actively engaged in setting compensation for other executives through a variety of means, including recommending for committee approval the financial goals and the annual variable pay amounts for our executive team. He works closely with other members of executive management in analyzing relevant market data to determine base salary and annual target bonus opportunities for senior management and to develop targets for our short- and long-term incentive plans. Our CEO is subject to the same financial performance goals as our other executive officers, all of which are ultimately determined and approved by our compensation committee.

Compensation Levels and Benchmarking

We benchmark our executive compensation against a peer group of companies with which we may compete for executive talent. Market pay data for the peer group is gathered through compensation surveys conducted by Mercer. We target the 50th percentile of comparable companies (our peer group along with other market survey data) for TDC in order to attract, motivate, develop and retain top-level executive talent.

The peer group is periodically evaluated and updated to ensure the companies in the group remain relevant. The compensation committee approved the following criteria for our peer group beginning in

2014: (i) companies within the grocery retail sector, including specialty and conventional retailers; (ii) companies in the natural and organic food distribution sector, (iii) companies considered high-growth retail companies, (iv) companies with revenue between $1.5 billion and $6.5 billion (approximately 0.5x to 2.5x our trailing 12 months revenue), with the exception of Whole Foods Market, Inc., which had 2013 revenue of $12.9 billion but was determined by our compensation committee and its consultant to be a direct specialty retail peer; or (v) companies with a market capitalization between $200 million and $6 billion, again with the exception of Whole Foods Market, Inc.

Overall compensation levels for executive officers are determined based on one or more of the following factors: the individual’s duties and responsibilities within our company; the individual’s experience and expertise; the compensation levels for the individual’s peers within our company; compensation levels for similar positions in the retail grocery industry or in the high growth retail industry more generally; performance of the individual and our company as a whole; and the levels of compensation necessary to recruit new executive officers. For 2014 and 2015, our compensation committee reviewed the compensation of our executive officers and compared it with that of both our peer group companies and broader, composite global market survey data provided by our compensation consultant.

The peer group of the 15 companies which, along with broader survey data, were used for benchmarking purposes in fiscal 2014 is set forth below (in millions).

Company	Most Recent FYE Revenue	Market Value as of Most Recent FYE
Whole Foods Market, Inc.	$14,194	$13,767
United Natural Foods, Inc.	$6,794	$2,911
Dicks Sporting Goods, Inc.(1)	$6,213	$5,297
Harris Teeter(1)	$4,710	$2,433
Roundy’s, Inc.(1)	$3,950	$461
Ingles Markets, Inc.	$3,836	$320
Urban Outfitters, Inc.	$3,087	$5,277
Weis Markets, Inc.	$2,693	$1,414
GNC Holdings, Inc.	$2,613	$4,173
SpartanNash, Inc.(1)	$2,597	$932
The WhiteWave Foods Co.(1)	$2,542	$3,978
hhgregg, Inc.	$2,339	$283
Village Super Market	$1,519	$228
Fresh Market, Inc.	$1,512	$1,692
Natural Grocer by Vitamin Cottage	$521	$366
75th Percentile	$4,710	$4,173
Median	$2,693	$1,692
25th Percentile	$2,339	$366
Sprouts Farmers Market	$2,967	$4,970

(1)	The most recent FYE information for inclusion in this Annual Report on Form 10-K was for fiscal 2013.

For 2015, Mercer recommended refinements to our peer group to remove Harris Teeter, which was acquired, and Natural Grocer by Vitamin Cottage and Village Super Market, because their revenue, market capitalization and other factors were significantly below the median. Going forward, the compensation committee may also take into account the peer groups used by proxy advisory firms.

As discussed above, our compensation committee now targets the TDC of our executive officers at the 50th percentile of comparable officers at comparable companies, as derived from both peer group data and broader composite survey data. Our compensation committee may vary from this target range for various elements of compensation depending on the executive officer’s job performance, skill set, level of responsibilities, prior compensation, and business conditions.

Our compensation committee intends to continue its practice of retaining executive compensation consultants from time to time, as our compensation committee deems appropriate, to advise our compensation committee with respect to its compensation policies and provide compensation data from comparable companies.

Section Four—2014 Named Executive Officer Achievements and Pay Actions

The following contributions and achievements during 2013 were taken into consideration by the compensation committee in making 2014 compensation decisions:

Doug Sanders. Mr. Sanders serves as President and Chief Executive Officer. Mr. Sanders’ compensation for 2014 reflects his overall leadership in guiding our company through our IPO and first year as a publicly traded company, while simultaneously driving our company’s achievement of its financial and operational goals, recruiting and developing key members of our leadership team, and providing the vision and execution for our nationwide growth strategy. Mr. Sanders was appointed to our board of directors in February 2015.

Amin Maredia. Mr. Maredia serves as our Chief Financial Officer. Mr. Maredia’s compensation for 2014 reflects his efforts towards positioning us for continued success as a public company by building a credible investor relations function and a finance team fluent in financial planning and analysis, strengthening our internal control environment, leading our strategic planning process and developing significant business improvement initiatives, while strengthening our balance sheet and improving our liquidity.

Jim Nielsen. Mr. Nielsen serves as our Chief Operating Officer. Mr. Nielsen’s compensation for 2014 reflects his leadership in driving our continued product innovation, strong operational execution, and increased supply chain efficiencies, preparation for our successful expansion into the Southeast and other new markets, and our committed focus on customer service to grow awareness of the Sprouts brand and generate customer loyalty, which led to record company results, including 10.7% comparable store sales growth for 2013.

Brandon Lombardi. Mr. Lombardi serves as our Chief Legal Officer and Corporate Secretary. Mr. Lombardi’s compensation for 2014 reflects his leadership and legal acumen that allowed us to successfully prepare for and execute our IPO and creating the groundwork to succeed as a public company through the establishment and refinement of strong corporate governance, compliance and risk management strategies and procedures, while managing our litigation, licensing, public company reporting, and corporate social responsibility functions.

Ted Frumkin. Mr. Frumkin served as our Senior Vice President of Business Development in 2014. Mr. Frumkin’s compensation for 2014 reflects his leadership of our real estate function that encompassed efficient construction, strong site selection methodology and store performance analytics that enabled us to open 19 new stores in 2013, while developing a robust pipeline to support our future growth. Mr. Frumkin was promoted to our Chief Development Officer in 2015.

2014 Compensation Actions

The compensation committee approved the following compensation and awards for our named executive officers after considering our peer group and market data and the accomplishments of the company.

Name	Base Salary ($)	Bonus($)	Option Awards($)	RSU Awards($)	Total ($)
J. Douglas Sanders	560,000	1,106,154	840,000	560,000	3,066,154
Amin N. Maredia	400,000	553,902	360,000	240,000	1,553,902
James L. Nielsen	400,000	549,722	360,000	240,000	1,549,722
Brandon F. Lombardi	275,000	163,875	132,000	88,000	658,875
Theodore E. Frumkin	275,000	163,269	132,000	88,000	658,269

•	Base Salary: All named executive officers were given salary adjustments in 2014 to adjust their relative position towards the 35th percentile of comparable companies. Base salary amounts presented above differ from the amounts disclosed in the Summary Compensation Table because increases in base salary become effective in February. Therefore, the amounts reported in the Summary Compensation Table reflect two months at the 2013 base salary rate and ten months at the 2014 rate.

•	Performance Award: The 2014 cash incentive award resulted in achieving maximum outperformance opportunity for our officers. This was calculated under the terms of the plan as described in the “Elements of Our Executive Compensation Program.” Bonus amounts reflected above are based upon a percentage of the base salary amounts actually paid in 2014.

•	Long-Term Incentive Grants (Stock and Option Awards): The compensation committee approved the long-term incentive grant for each named executive officer based upon our peer group median long-term incentive values and reflective of the mix of equity vehicles described in the “Elements of Our Executive Compensation Program.”

The 2014 market positioning of our named executive officers compensation compared against our peer group and market survey data is set forth in the following table.

Name	Base Salary	Bonus	Total Cash Compensation	LTI	TDC
J. Douglas Sanders	<25th Percentile	55%	<25th Percentile	37%	41%
Amin N. Maredia	33%	55%	31%	56%	53%
James L. Nielsen	38%	58%	34%	60%	57%
Brandon F. Lombardi	<25th Percentile	<25th Percentile	<25th Percentile	30%	<25th Percentile
Theodore E. Frumkin	29%	<25th Percentile	<25th Percentile	32%	29%

To demonstrate our focus on pay-for-performance, each element of compensation for 2014 is set forth as a percentage of total direct compensation in the following table.

Name	Base Salary and Perquisites	Annual Incentives	Long- Term Incentives
J. Douglas Sanders	19%	35%	46%
Amin N. Maredia	26%	35%	39%
James L. Nielsen	26%	35%	39%
Brandon F. Lombardi	43%	24%	33%
Theodore E. Frumkin	42%	24%	34%

Section Five—Executive Compensation Governance

Stock Ownership Guidelines

To further align the long-term interests of our executives and our shareholders, in fiscal 2014, our board approved stock ownership guidelines applicable to our CEO and other executive officers. Our CEO must maintain beneficial ownership of shares of Sprouts stock equal in market value to five times his current annual base salary, and our other executive officers must maintain beneficial ownership of shares of Sprouts stock equal in market value to two times his or her respective current annual base salary. Our CEO and other executive officers shall have five years to satisfy these stock ownership guidelines.

Change-in-Control and Severance Arrangements

Our named executive officers’ employment agreements do not provide for additional benefits upon a change of control of our company. For further information regarding compensation payable to our named executive officers in the event of termination of such officer’s employment, see—Potential Payments Upon Termination or Change of Control.

Hedging and Pledging Policy

In fiscal 2014, our board of directors revised our insider trading policy to expressly prohibit transactions involving hedging or pledging of Sprouts shares by directors, officers or team members without the approval of our Chief Legal Officer, who would review risks of proposed transactions.

Tax Deductibility of Executive Compensation

A limitation on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a company to its chief executive officer and certain other highly compensated executive officers to $1,000,000 per person. There is also an exception to the limit on deductibility for performance-based compensation that meets certain requirements. As a new public company, we are not subject to this limitation currently.

Clawback of Certain Compensation Following Restatement of Financial Statements

Our corporate governance guidelines provide that if the board learns of any misconduct by an officer that contributed to our company having to restate all or a portion of our financial statements, it shall take such action as it deems necessary to remedy the misconduct, prevent its recurrence and, if appropriate, take remedial action against such officer in a manner it deems appropriate. In determining what remedies to pursue, the board shall take into account all relevant factors, including whether the restatement was the result of negligence or intentional or gross misconduct. The board will, in all appropriate cases, require reimbursement of any bonus or incentive compensation awarded to an officer or effect the cancellation of unvested restricted, deferred stock awards previously granted to the officer if: (i) the amount of the bonus, incentive compensation or stock award was calculated based upon the achievement of certain financial results that were subsequently the subject of a restatement, (ii) the executive engaged in intentional misconduct that caused or partially caused the need for the restatement and (iii) the amount of the bonus, incentive compensation or stock award that would have been awarded to the officer had the financial results been properly reported would have been lower than the amount actually awarded. In addition, the board, in its full and complete discretion, may dismiss the officer, authorize legal action for breach of fiduciary duty or take such other action to enforce the officer’s obligations to our company as the board determines fit the facts surrounding the particular case.

Risk Considerations

Our board of directors does not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our company for the following reasons:

•	we believe our fixed pay is competitive given our size and stage of development;

•	our variable pay is based on achieving short-term financial goals, we set a threshold for financial targets below which no bonus payment can be made, and cash bonuses are awarded at amounts that are capped to avoid windfall payouts; and

•	long-term performance is rewarded through grants of equity that are only valuable if the price of our equity increases over time, which aligns our executives’ interests with those of our equity holders.

Compensation Committee Report

Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on such review and discussion, the compensation committee recommended to our board of directors, and our board of directors approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Steven H. Townsend, Chairperson

Terri Funk Graham

Lawrence P. Molloy

Compensation Committee Interlocks and Insider Participation

During fiscal 2014, our compensation committee was comprised of Steven H. Townsend, as Chairperson, Terri Funk Graham and Lawrence P. Molloy. None of these individuals had any contractual or other relationships with us during such fiscal year except as directors, nor have any of these individuals ever been an officer or team member of our company.

None of our executive officers currently serves, or in the past year has served, as a member of the board or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for fiscal 2014, 2013 and 2012.

Name and Principal Position	Year	Salary	Option Awards(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
J. Douglas Sanders	2014	$553,077	$839,997	$606,137	$1,106,154	$39,749	$3,145,114
Director, President and Chief Executive Officer(5)	2013	$500,000	—	—	$746,000	$2,886,301	$4,132,301
	2012	$432,692	$517,922	—	$637,500	$53,327	$1,641,441

Amin N. Maredia	2014	$395,644	$359,999	$259,768	$553,902	$3,957	$1,573,270
Chief Financial Officer and Treasurer(6)	2013	$360,836	$280,386	—	$378,334	$425,768	$1,445,324
	2012	$350,000	—	—	$312,375	$22,281	$684,656

James L. Nielsen	2014	$392,659	$359,999	$259,768	$549,722	$9,055	$1,571,203
Chief Operating Officer(7)	2013	$334,931	$560,772	—	$351,310	$785,429	$2,032,442
	2012	$325,000	—	—	$248,625	$15,914	$589,539

Brandon F. Lombardi	2014	$273,125	$132,003	$95,262	$163,875	$24,574	$688,839
Chief Legal Officer and Corporate Secretary(8)	2013	$257,740	—	—	$103,500	$251,907	$613,147
	2012	$230,769	$520,387	—	$127,500	$8,493	$887,149

Theodore E. Frumkin	2014	$272,115	$132,003	$95,262	$163,269	$7,800	$670,449
SVP, Business Development

(1)	The amounts in this column reflect the aggregate grant date fair value of each option award granted during the fiscal year, computed in accordance with ASC 718. The valuation assumptions used in determining such amounts are described in Note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	The amounts in this column reflect the aggregate grant date fair value of each restricted stock unit granted during the fiscal year, computed in accordance with ASC 718. The valuation assumptions used in determining such amounts are described in Note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.
(3)	Unless otherwise indicated, amounts shown in this column include bonuses earned in 2014, 2013 and 2012 under our performance-based cash incentive plan, but not paid until 2015, 2014 and 2013, respectively.
(4)

Amounts in this column for 2014 include (a) medical, disability and life insurance premiums paid on behalf of Messrs. Sanders, Maredia, Nielsen and Lombardi; (b) cash out of accrued vacation time to Mr. Lombardi; (c) an auto allowance for Mr. Sanders; and (d) matching contributions to our 401(k) plan for Messrs. Nielsen, Lombardi and Frumkin. Amounts in this column for 2013 include (a) dividend payments of $2,847,836, $420,754, $769,688 and $230,898 paid to Messrs. Sanders, Maredia, Nielsen and Lombardi, respectively, made pursuant to the anti-dilution provisions of our 2011

Option Plan; (b) medical, disability and life insurance premiums paid on behalf of Messrs. Sanders, Maredia, Nielsen and Lombardi; (c) cash out of accrued vacation time to Messrs. Sanders, Nielsen, and Lombardi; (d) an auto allowance for Mr. Sanders; and (e) matching contributions to our 401(k) plan for Messrs. Nielsen and Lombardi. Amounts for 2012 include (a) medical, disability and life insurance premiums paid on behalf of our executive officers; (b) cash out of accrued vacation time; (c) an auto allowance for Mr. Sanders; and (d) matching contributions to our 401(k) plan for Mr. Lombardi.
(5)	On February 3, 2014, Mr. Sanders’s base salary increased to $560,000. The 2014 amount shown reflects his base salary of $500,000 through February 2, 2014 and $560,000 from February 3, 2014 through December 28, 2014. On August 23, 2012, Mr. Sanders assumed the role of Chief Executive Officer and his base salary increased from $400,000 to $500,000. The 2012 amount shown reflects his base salary of $400,000 through August 23, 2012 and $500,000 from August 24, 2012 through December 30, 2012 and from December 31, 2012 through December 29, 2013.
(6)	On February 3, 2014, Mr. Maredia’s base salary increased to $400,000. The 2014 amount shown reflects his base salary of $362,250 through February 2, 2014 and $400,000 from February 3, 2014 through December 28, 2014. On February 1, 2013, Mr. Maredia’s base salary increased to $362,250. The 2013 amount shown reflects his base salary of $350,000 through January 31, 2013 and $362,250 from February 1, 2013 through December 29, 2013.
(7)	On February 3, 2014, Mr. Nielsen’s base salary increased to $400,000. The 2014 amount shown reflects his base salary of $336,375 through February 2, 2014 and $400,000 from February 3, 2014 through December 28, 2014. On February 1, 2013, Mr. Nielsen’s base salary increased to $336,375. The 2013 amount shown reflects his base salary of $325,000 through January 31, 2013 and $336,375 from February 1, 2013 through December 29, 2013.
(8)	On February 3, 2014, Mr. Lombardi’s base salary increased to $275,000. The 2014 amount shown reflects his base salary of $258,750 through February 2, 2014 and $275,000 from February 3, 2014 through December 28, 2014. On February 1, 2013, Mr. Lombardi’s base salary increased to $258,750. The 2013 amount shown reflects his base salary of $250,000 through January 31, 2013 and $258,750 from February 1, 2013 through December 29, 2013. Mr. Lombardi joined our company as a team member effective January 23, 2012, and the 2012 amount shown reflects his base salary of $250,000 pro-rated from that date through December 30, 2012. Mr. Lombardi’s 2012 bonus amount reflects his 25% annual bonus amount of $62,500, a $25,000 special bonus in recognition of his significant contributions to our company for fiscal 2012, and a $40,000 signing bonus paid in connection with his hire in January 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 28, 2014.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options(1)			Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)
Name	Exercisable	Unexercisable	Unearned
J. Douglas Sanders	87,854	—	—	$1.09	May 2, 2018	—	—
	1,203,125	—	—	$3.33	May 2, 2018	—	—
	114,582	45,833	45,834	$3.78	August 23, 2019	—	—
	68,750	—	—	$6.01	August 23, 2019	—	—
	19,699	59,100	—	$39.01	March 4, 2021	15,538	$508,559

Amin N. Maredia	35,322	—	—	$3.33	September 25, 2018	—	—
	20,624	16,042	18,334	$18.00	July 31, 2020	—	—
	8,442	25,329	—	$39.01	March 4, 2021	6,659	$217,949

James L. Nielsen	125,322	—	—	$3.33	May 2, 2018	—	—
	41,429	32,084	36,667	$18.00	July 31, 2020	—	—
	8,442	25,329	—	$39.01	March 4, 2021	6,659	$217,949

Brandon F. Lombardi	—	11,459	45,384	$3.78	July 23, 2019	—	—
	85,000	—	—	$6.01	July 23, 2019	—	—
	3,095	9,288	—	$39.01	March 4, 2021	2,442	$79,927

Theodore E. Frumkin	55,000	45,834	73,334	$6.92	December 21, 2019	—	—
	3,095	9,288	—	$39.01	March 4, 2021	2,442	$79,927

(1)	Options are to acquire shares of common stock. Options expire seven years from the grant date. Time-vested options generally vest over 12 quarters. Each performance-based option vests based on the achievement of EBITDA (as defined in the option agreements) and pro forma comparable store sales targets, weighted equally. One-third of the performance-based options vest each of the first three years after the grant date if such targets are met. In addition, all options vest upon occurrence of a change in control of the company.
(2)	Represents unvested RSUs, which were granted on March 4, 2014. The RSUs vest in three equal installments on March 4, 2015, March 4, 2016 and March 4, 2017, assuming continued employment through the applicable vesting date.
(3)	The market value of unvested RSUs is calculated by multiplying the number of unvested RSUs held by the applicable named executive officer by the closing market price of our common stock on the Nasdaq Global Select Market on the last trading day of fiscal 2014, December 26, 2014, which was $32.73 per share.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to the named executive officers for fiscal 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (2)(#)	All Other Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
		Threshold ($)	Target ($)	Maximum ($)
J. Douglas Sanders	March 4, 2014	—	560,000	1,120,000	15,538	78,799	$39.01	$1,446,134
Amin N. Maredia	March 4, 2014	—	280,000	560,000	6,659	33,771	$39.01	$619,767
James L. Nielsen	March 4, 2014	—	280,000	560,000	6,659	33,771	$39.01	$619,767
Brandon F. Lombardi	March 4, 2014	—	110,000	165,000	2,442	12,383	$39.01	$227,265
Theodore Frumkin	March 4, 2014	—	110,000	165,000	2,442	12,383	$39.01	$227,265

(1)	Represents possible amounts payable under our 2014 performance-based cash incentive program. For fiscal 2014, cash bonuses to be awarded to each named executive officer were based on Plan EBITDA and comparable store sales growth targets. The Target Bonus for 2014 for Messrs. Sanders, Maredia, Nielsen, Lombardi and Frumkin were 100%, 70%, 70%, 40%, and 40% of base salary, respectively. The maximum amount achievable by Messrs. Sanders, Maredia and Nielsen in 2014 was 200% of his Target Bonus. Messrs. Lombardi and Frumkin were eligible to receive 150% of his respective Target Bonus. In addition, 75% of the bonus criteria for each named executive officer was weighted towards Plan EBITDA, and 25% towards comparable store sales growth. See “Summary Compensation Table” for actual amounts paid under our 2014 performance-based cash incentive program.
(2)	Represents unvested RSUs that vest in three equal installments on March 4, 2015, March 4, 2016 and March 4, 2017, assuming continued employment through the applicable vesting date.
(3)	These options vest and become exercisable in twelve equal quarterly installments at the end of each calendar quarter beginning March 31, 2014 and continuing through December 31, 2016.
(4)	The amounts in this column reflect the aggregate grant date fair value of each option and RSU award granted during fiscal 2014, computed in accordance with ASC 718. The valuation assumptions used in determining such amounts are described in Note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.

Option Exercises

The following table describes, for the named executive officers, the number of shares acquired on the exercise of options and the value realized on exercise of options during fiscal 2014.

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
J. Douglas Sanders	634,022	$19,615,707
Amin N. Maredia	404,678	$12,084,530
James L. Nielsen	321,701	$9,210,548
Brandon F. Lombardi	132,707	$3,762,341
Theodore E. Frumkin	18,332	$466,165

For option awards, the value realized is computed as the difference between the fair market value of the underlying shares on the date of exercise and the exercise price times the number of options exercised.

Employment Agreements

On April 18, 2011, we entered into an employment agreement with each of Messrs. Sanders and Nielsen, and on July 15, 2011 and January 23, 2012, we entered into an employment agreement with each of Messrs. Maredia and Lombardi, respectively. Mr. Frumkin does not have an employment agreement. Each employment agreement contains a base salary that was set as a result of negotiations between the executive and our board of directors, and is subject to adjustment on an annual basis. Additionally, each employment agreement provides for a bonus based upon our company’s attainment of annual goals established by our board and the compensation committee. Each employment agreement also provides vacation benefits, reimbursement for business expenses, and the right to participate in company-wide benefits, including insurance, retirement, and other plans and programs as are available to our executive officers. Each employment agreement contains a covenant not to compete with our company or solicit our team members or customers for a period equal to the greater of 12 months immediately following termination of employment or the end of the period during which severance payments are being made, subject to certain exceptions, as well as confidentiality, preservation of intellectual property and non-disparagement obligations.

We and each named executive officer may terminate the officer’s employment at any time. In the event of termination of employment, amounts payable to our named executive officers are reflected in the “—Potential Payments Upon Termination or Change of Control” section below.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation to our named executive officers in the event of termination of such officer’s employment or upon a change of control. The amount of compensation payable to each named executive officer upon voluntary or for cause termination, involuntary for good reason or involuntary not for cause termination, and in the event of disability or death of the executive or upon a change of control of our company is shown below. The amounts shown assume that such termination or change of control was effective as of December 28, 2014, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such officer’s separation from our company. Our officers’ employment agreements do not provide for additional benefits upon a change of control of our company; however, our equity award agreements provide for the immediate vesting of the award upon a qualifying change of control transaction.

J. Douglas Sanders

Executive Benefits and Payments	Voluntary or For Cause Termination on 12/28/14	Involuntary for Good Reason or Involuntary Not for Cause Termination on 12/28/14	Death or Disability on 12/28/14	Change of Control on 12/28/14
Compensation:
Bonus	—	$1,852,154	$1,106,154	—
Cash severance	—	$1,120,000	$280,000	—
Health and welfare benefits	—	$36,941	—	—
Equity treatment(1)	—	—	—	$3,162,731

Total	—	$3,009,095	$1,386,154	$3,162,731

(1)	The amount shown represents the market value of unvested stock options and RSUs that would become fully vested following a qualifying change of control transaction. Options granted on March 4, 2014 are not included because the closing price of our common stock of $32.73 on December 26, 2014, the last trading day of fiscal 2014, was less than the exercise price of $39.01.

Amin N. Maredia

Executive Benefits and Payments	Voluntary or For Cause Termination on 12/28/14	Involuntary for Good Reason or Involuntary Not for Cause Termination on 12/28/14	Death or Disability on 12/28/14	Change of Control on 12/28/14
Compensation:
Bonus	—	$932,236	$553,902	—
Cash severance	—	$400,000	$200,000	—
Health and welfare benefits	—	$16,694	—	—
Equity treatment(1)	—	—	—	$724,308

Total	—	$1,348,930	$753,902	$724,308

(1)	The amount shown represents the market value of unvested stock options and RSUs that would become fully vested following a qualifying change of control transaction. Options granted on March 4, 2014 are not included because the closing price of our common stock of $32.73 on December 26, 2014, the last trading day of fiscal 2014, was less than the exercise price of $39.01.

James L. Nielsen

Executive Benefits and Payments	Voluntary or For Cause Termination on 12/28/14	Involuntary for Good Reason or Involuntary Not for Cause Termination on 12/28/14	Death or Disability on 12/28/14	Change of Control on 12/28/14
Compensation:
Bonus	—	$901,032	$549,722	—
Cash severance	—	$800,000	$200,000	—
Health and welfare benefits	—	$12,541	—	—
Equity treatment(1)	—	—	—	$1,230,651

Total	—	$1,713,573	$749,722	$1,230,651

(1)	The amount shown represents the market value of unvested stock options and RSUs that would become fully vested following a qualifying change of control transaction. Options granted on March 4, 2014 are not included because the closing price of our common stock of $32.73 on December 26, 2014, the last trading day of fiscal 2014, was less than the exercise price of $39.01.

Brandon F. Lombardi

Executive Benefits and Payments	Voluntary or For Cause Termination on 12/28/14	Involuntary for Good Reason or Involuntary Not for Cause Termination on 12/28/14	Death or Disability on 12/28/14	Change of Control on 12/28/14
Compensation:
Bonus	—	$267,375	$163,875	—
Cash severance	—	$275,000	$137,500	—
Health and welfare benefits	—	$11,556	—	—
Equity treatment(1)	—	—	—	$1,738,817

Total	—	$553,931	$301,375	$1,738,817

(1)	The amount shown represents the market value of unvested stock options and RSUs that would become fully vested following a qualifying change of control transaction. Options granted on March 4, 2014 are not included because the closing price of our common stock of $32.73 on December 26, 2014, the last trading day of fiscal 2014, was less than the exercise price of $39.01.

We do not have a formal employment agreement with Mr. Frumkin under which we are obligated to pay benefits in the event he is terminated. However, in the event of a change of control effective as of December 28, 2014, the market value of his unvested stock options and RSUs that would become fully vested was $3,156,189.

Pension Benefits and Nonqualified Deferred Compensation

We do not offer a pension plan for any of our team members. In fiscal 2014, we did not offer a nonqualified deferred compensation plan for any of our team members. Team members meeting certain requirements may participate in our 401(k) plan.

Team Member Benefit and Stock Plans

We have two team member benefit and stock plans under which we have issued equity to our team members and non-employee members of the board, our 2011 Option Plan and 2013 Incentive Plan.

Director Compensation

Only directors that are considered “independent” under applicable SEC and NASDAQ rules received consideration for service on our board of directors. In 2014, our independent directors received the following cash compensation: an annual cash retainer of $40,000, payable quarterly; $1,500 in cash for each board and committee meeting attended in person and $500 in cash for each board and committee meeting attended by telephone; and reimbursement of expenses relating to attendance at board and board committee meetings. In addition, the chairperson of each of our board committees received an annual cash retainer of $15,000, payable quarterly.

In addition to the cash compensation discussed above, each independent director received an equity grant of an option to purchase shares of our common stock having a value of $50,000 on the date of grant. The number of options granted to each independent director was determined by dividing the grant date value by the Black-Scholes value per share of our common stock as of the grant date. The exercise price is equal to the closing price of our common stock on the grant date.

Our board of directors recognizes that stock ownership by directors may strengthen their commitment to the long-term future of our company and further align their interests with those of our stockholders. In accordance with our Corporate Governance Guidelines, our independent directors are expected over a reasonable time to beneficially own shares of our common stock (including shares owned outright, unvested shares, and stock options or other equity grants) having a value of at least three times their annual cash retainer until he/she leaves the board.

In late 2014, our board of directors reviewed the position of our independent director compensation program relative to our peer group discussed below and determined to position total direct compensation at the 45th percentile. For 2015, our board of directors determined to increase the annual retainer for independent directors from $40,000 to $45,000, eliminate meeting fees and establish committee retainer fees of $10,000 per committee assignment, maintain the audit committee chairperson retainer at $15,000, establish a $15,000 retainer for our lead independent director, and reduce the compensation and nominating committee chairperson retainers to $10,000, and increase the annual equity compensation for 2015 to $60,000, comprised 50% in the form of restricted stock units vesting one-third on each anniversary of the grant date, and 50% in the form of time-based stock options vesting quarterly over three years.

Director Compensation Table

Only our independent directors receive compensation for serving on our Board. The following table sets forth a summary of the compensation earned by our directors in fiscal 2014.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
Andrew S. Jhawar	—	—	—	—
Shon A. Boney	—	—	—	—
Joseph Fortunato	$48,000	$49,994	—	$97,994
Terri Funk Graham	$67,000	$49,994	—	$116,994
George G. Golleher(2)	—	—	—	—
Lawrence P. Molloy(6)	$73,500	$49,994	—	$123,494
Steven H. Townsend	$72,000	$49,994	—	$121,994

(1)	The amounts in this column reflect the aggregate grant date fair value of each option award granted during the fiscal year, computed in accordance with ASC 718. The valuation assumptions used in determining such amounts are described in Note 23 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Mr. Golleher retired from our board of directors effective February 25, 2015.

The following table lists all outstanding equity awards held by our directors as of December 28, 2014.

Name	Date of Grant	Number of Shares Underlying Option	Exercise Price	Option Expiration Date
Andrew S. Jhawar	—	—	—	—
Shon A. Boney	May 2, 2011	1,215,078	$3.33	May 2, 2018
	May 2, 2011	324,290	$1.09	May 2, 2018
Joseph Fortunato	July 31, 2013	2,778	$18.00	July 31, 2020
	May 19, 2014	6,195	$28.50	May 19, 2021
Terri Funk Graham	July 31, 2013	2,778	$18.00	July 31, 2020
	May 19, 2014	6,195	$28.50	May 19, 2021
George G. Golleher(1)	May 2, 2011	163,326	$3.33	May 2, 2018
Lawrence P. Molloy	July 31, 2013	2,778	$18.00	July 31, 2020
	May 19, 2014	6,195	$28.50	May 19, 2021
Steven H. Townsend	July 31, 2013	2,778	$18.00	July 31, 2020
	May 19, 2014	6,195	$28.50	May 19, 2021

(1)	Mr. Golleher retired from our board of directors effective February 25, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 28, 2014, the following table shows the number of securities to be issued upon exercise of outstanding options and restricted stock units under our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)		Weighted- Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders(1)	820,674	(3)	$27.60	(4)	9,232,525
Equity Compensation Plans Not Approved by Stockholders(2)	6,167,262		$3.29		—

Total	6,987,936		$5.82		9,232,525

(1)	Represents our 2013 Incentive Plan.
(2)	Represents our 2011 Option Plan.
(3)	Includes 102,939 shares of common stock issuable upon vesting of outstanding RSUs granted under the 2013 Incentive Plan.
(4)	The weighted-average exercise price does not include the shares issuable upon vesting of RSUs, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of the February 24, 2015, by the following:

•	each of our directors and named executive officers as of the date of this Annual Report on Form 10-K;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

For further information regarding material transactions between us and certain of our stockholders, see “Item 13—Certain Relationships and Related Party Transactions, and Director Independence.”

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 24, 2015. Shares issuable pursuant to options are deemed outstanding for computing the percentage of the person holding such options, but are not outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Our calculation of the percentage of beneficial ownership is based on 152,064,393 shares of common stock outstanding as of February 24, 2015.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Sprouts Farmers Market, Inc., 11811 N. Tatum Boulevard, Suite 2400, Phoenix, Arizona 85028.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
Named Executive Officers and Directors:
J. Douglas Sanders(2)	1,450,984	*
Amin N. Maredia(3)	150,987	*
James L. Nielsen(4)	211,362	*
Brandon F. Lombardi(5)	155,766	*
Theodore E. Frumkin(6)	88,973	*
Andrew S. Jhawar	—	*
Shon A. Boney(7)	1,539,368	1.0%
Joseph Fortunato(8)	19,843	*
Terri Funk Graham(9)	9,843	*
Lawrence P. Molloy(10)	29,843	*
Steven H. Townsend(11)	44,843	*
All directors and executive officers as a group (13 persons)	3,705,901	2.4%

5% Stockholders:
Apollo Funds(12)	15,847,800	10.4%
T. Rowe Price Associates, Inc. (13)	13,873,969	9.1%
Capital Research Global Investors (14)	12,375,926	8.1%
Wells Fargo & Company (15)	9,287,379	6.1%
Premier Grocery, Inc.(16)	8,273,484	5.4%
FMR LLC(17)	7,630,115	5.0%

*	Less than 1% of the outstanding shares of common stock
(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 24, 2015, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities.
(2)	The amount listed includes (a) 19,911 shares of common stock, (b) 1,425,893 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015 and (c) 5,180 shares issuable upon vesting of restricted stock units that are currently vested or will become vested within 60 days after February 24, 2015.
(3)	The amount listed includes (a) 65,000 shares of common stock held by Amin Maredia Family Growth Fund, L.P., (b) 83,767 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015 and (c) 2,220 shares issuable upon vesting of restricted stock units that are currently vested or will become vested within 60 days after February 24, 2015. Mr. Maredia serves as the President of Maredia Management, Inc., which is the general partner of the Amin Maredia Family Growth Fund, L.P. and (i) may be deemed to have beneficial ownership of the shares owned of record, and (ii) has shared voting and investment power with respect to such shares.
(4)	The amount listed includes (a) 1,000 shares of common stock, (b) 208,142 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015 and (c) 2,220 shares issuable upon vesting of restricted stock units that are currently vested or will become vested within 60 days after February 24, 2015.
(5)	The amount listed includes (a) 7,500 shares of common stock, (b) 147,452 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015 and (c) 814 shares issuable upon vesting of restricted stock units that are currently vested or will become vested within 60 days after February 24, 2015.
(6)	The amount listed includes (a) 500 shares of common stock, (b) 87,659 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015 and (c) 814 shares issuable upon vesting of restricted stock units that are currently vested or will become vested within 60 days after February 24, 2015.

(7)	The amount listed includes 1,539,368 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015. Excludes 8,273,484 shares owned of record by Premier Grocery, Inc. Mr. Boney currently has no power to individually direct the voting or disposition of such shares, and accordingly, no beneficial ownership of such shares. See Note (16) below.
(8)	The amount listed includes (a) 15,000 shares of common stock and (b) 4,843 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015.
(9)	The amount listed includes (a) 5,000 shares of common stock and (b) 4,843 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015.
(10)	The amount listed includes (a) 25,000 shares of common stock and (b) 4,843 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015.
(11)	The amount listed includes (a) 40,000 shares of common stock and (b) 4,843 shares issuable upon exercise of stock options that are currently vested or will become vested within 60 days after February 24, 2015.
(12)	Based upon information contained in Schedule 13G filed by the beneficial owner with the SEC on February 10, 2015. The amount reported includes shares held of record by AP Sprouts Holdings, LLC (“Holdings LLC”) and AP Sprouts Holdings (Overseas), L.P. (“Holdings Overseas,” together with Holdings, LLC, the “Apollo Funds”). AP Sprouts Holdings (Overseas) GP, LLC (“Holdings Overseas GP”) is the general partner of Holdings Overseas. Apollo Investment Fund VI, L.P. (“AIF VI”) is the sole member of Holdings LLC. Apollo Advisors VI, L.P. (“Advisors VI”) is the general partner of AIF VI. Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI, and Apollo Principal Holdings I, L.P. (“Principal I”) is the sole member and manager of ACM VI. Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I.
Apollo Management VI, L.P. (“Management VI”) is the manager of Holdings LLC, Holdings Overseas GP, and AIF VI. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC, and Apollo Management GP, LLC (“Apollo Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of each of International GP and Apollo Management GP, and Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP, and the managers, as well as executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control over the shares of our common stock held by the Apollo Funds.
Each of the Apollo Funds disclaims beneficial ownership of all shares of our common stock and any other equity interests of ours that are held of record or beneficially owned by the other Apollo Fund, and Holdings Overseas GP, AIF VI, Advisors VI, ACM VI, Principal I, Principal I GP, Management VI, AIF VI LLC, Apollo Management, Apollo Management GP, Management Holdings and Management Holdings GP (collectively, the “Apollo Entities”) each disclaims beneficial ownership of all shares of our common stock and any other equity interests of ours that are held of record by the Apollo Funds or beneficially owned by any of the Apollo Funds or the Apollo Entities.
The address of each of Holdings LLC, Holdings Overseas, Holdings Overseas GP, AIF VI, Advisors VI, ACM VI, Principal I and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of each of Management VI, AIF VI LLC, Apollo Management, Apollo Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.
(13)	Based upon information contained in Schedule 13G filed by the beneficial owner with the SEC on February 12, 2015. Includes 13,873,969 shares of common stock of which T. Rowe Price Associates, Inc. (“Price Associates”) has sole dispositive power; and 3,211,669 shares of common stock of which Price Associates has sole voting power. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

(14)	Based upon information contained in Schedule 13G filed by the beneficial owner with the SEC on February 13, 2015. Consists of 12,375,926 shares of common stock of which Capital Research Global Investors (“Capital Research”) has sole dispositive power and sole voting power as a result of acting as investment adviser to various registered investment companies, including 9,438,000 shares owned of record by The Growth Fund of America (“Growth Fund”). The address of Capital Research and Growth Fund is 333 South Hope Street, Los Angeles, CA 90071.
(15)	Based upon information contained in Schedule 13G filed by the beneficial owner with the SEC on February 10, 2015. Consists of 9,287,379 shares of common stock of which Wells Fargo & Company (“Wells Fargo”) beneficially owns, including 35,119 shares of which Wells Fargo has sole voting and dispositive power, 8,748,235 shares of which Wells Fargo shared voting power, and 9,252,260 shares of which Wells Fargo has shared dispositive power, in each case through one or more investment adviser subsidiaries. The address of Wells Fargo is 420 Montgomery Street, San Francisco, CA 94105.
(16)	Based upon information contained in Amendment No. 1 to Schedule 13D filed by the beneficial owner with the SEC on December 11, 2013. The Board of Directors of Premier Grocery, Inc., a Nevada corporation, (“PGI”) is comprised of the following four members: Stanley A. Boney, Shon A. Boney, Kevin R. Easler, and Scott T. Wing. The Board of Directors of PGI makes the voting and investment decisions regarding the shares owned by PGI, and a voting or investment decision requires the approval of a majority of the Board. Accordingly, none of the foregoing individuals is deemed a beneficial owner of the shares owned by PGI. PGI was the managing member of Sprouts Arizona from 2001 until 2011. Shon A. Boney served as a member of the Sprouts Arizona Board of Directors from 2002 to 2011 and has served as a member of the Sprouts Board of Directors since 2011. Each of the other members of the Board of PGI previously served in executive management positions with Sprouts Arizona. Amounts listed for PGI excludes 1,539,368 shares beneficially owned by Shon A. Boney (see Note (7) above).
(17)	Based upon information contained in Schedule 13G filed by the beneficial owner with the SEC on February 13, 2015. Includes 7,630,115 shares of common stock of which FMR LLC has sole dispositive power; and 381,757 shares of common stock of which FMR LLC has sole voting power. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions during our last three fiscal years to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in “Item 11—Executive Compensation” of this Annual Report on Form 10-K.

Stockholders Agreement

We are party to a stockholders agreement (referred to as the “Stockholders Agreement”) with stockholders that held all of our outstanding shares of common stock prior to our IPO. The Stockholders Agreement became effective upon the pricing of our IPO. The Stockholders Agreement contained various restrictions on the transfer of shares of our common stock by the stockholders party thereto, all of which expired during 2014.

In addition, the Stockholders Agreement provides the Apollo Funds with the right to require us to register for resale shares of common stock. During fiscal 2013 and 2014, registered secondary offerings by Apollo closed on December 2, 2013, April 2, 2014, August 18, 2014 and November 14, 2014. The aggregate cost to the Company for these four offerings was $4.6 million, including $1.4 million of payroll taxes for employee exercise of stock options in these offerings.

Corporate Aircraft

During fiscal 2012, we purchased an aircraft from CJ Leasing Services, LLC, an entity controlled by Shon Boney, a member of our board of directors, for $3.2 million.

Volcanic Red

We purchased coffee from Volcanic Red, LLC (dba Volcanic Red Coffees), a company in which Shon Boney (together with his immediate family members) owns a 15% interest. Our purchases in fiscal 2012, 2013 and 2014 totaled $5.6 million, $7.9 million and $8.3 million, respectively. As of December 29, 2013 and December 28, 2014, we had recorded accounts payable due to this vendor of $0.7 million and $0.5 million, respectively.

Notes

During 2013, certain members of our management held senior subordinated promissory notes, including J. Douglas Sanders, Amin N. Maredia and James L. Nielsen, who held notes in the principal amounts of $500,000, $175,000 and $175,000, respectively. These notes were repaid on May 31, 2013.

Certain Transactions with Apollo Affiliates

In connection with our credit facility, we paid an arrangement fee of $760,000 to an affiliate of Apollo. Apollo Global Securities, LLC, another affiliate of Apollo, was an underwriter of our IPO and our secondary offerings that closed on December 2, 2013, April 2, 2014 and August 18, 2014 and received fees of approximately $0.9 million, $1.0 million, $0.8 million and $1.3 million, respectively.

Sunflower Transaction

One of our former executive officers was a stockholder of Sunflower, which we acquired in May 2012 and accordingly received from us in the Sunflower Transaction, on the same terms as all Sunflower stockholders, consideration for his shares of Sunflower common stock in the amount of $589,000.

Indemnification of Officers and Directors

Our certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. In addition, in connection with our IPO, we entered into indemnification agreements with each of our directors and executive officers.

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must first be presented to our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. All of the transactions described above were entered into after presentation, consideration, and approval by our board of directors.

Director Independence

Our board of directors has determined that Mr. Fortunato, Ms. Graham, Mr. Molloy and Mr. Townsend each qualify as an “independent director,” as defined in the corporate governance rules of the NASDAQ Stock Market. There are no family relationships among any of our directors, director nominees, or executive officers.

Item 14.	Principal Accountant Fees and Services

Aggregate fees billed to our company for the fiscal years ended December 28, 2014 and December 29, 2013 by PricewaterhouseCoopers LLP, our independent registered public accounting firm (referred to as “PwC”), are as follows:

	2014	2013
Audit fees(1)	$1,720,525	$2,782,634
Audit-related fees	$—	$—
Tax fees(2)	$—	$8,500
All other fees(3)	$1,800	$1,800

Total	$1,722,325	$2,792,934

(1)	Audit fees include (i) fees associated with the audits of our consolidated financial statements, (ii) reviews of our interim quarterly consolidated financial statements, (iii) services rendered in connection with our Form S-1, Form S-3 and Form S-8 filings related to our initial public offering and subsequent secondary offerings, and (iv) comfort letters, consents and other items related to Securities and Exchange Commission matters.
(2)	Tax fees consist primarily of tax consultation services.
(3)	All other fees consist of licensing fees for PwC’s accounting research software.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures for the pre-approval of audit services, internal control-related services and permitted non-audit services rendered by our independent registered public accounting firm. Pre-approval may also be given as part of our audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, case-by-case basis before the independent auditor is engaged to provide each service. The chairman of the audit committee has been delegated the authority to pre-approve any engagement for audit services or permitted non-audit services (other than internal control-related services, which must be pre-approved by the full audit committee), provided the chairman must present any decisions made under the auspices of this authority to the full committee at the next scheduled meeting.

All of the services provided by PwC described above were approved by our audit committee pursuant to our audit committee’s pre-approval policies.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules: No schedules are required.

3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.3.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (5)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.8	Merger Agreement, dated as of March 9, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.8.1	First Amendment to Merger Agreement, dated as of May 8, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

Exhibit Number	Description

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (2)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (2)

10.11†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (6)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

10.13	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

21.1	List of subsidiaries (7)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm (7)

23.2	Consent of Buxton Company (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2014, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015, and incorporated herein by reference.
(8)	Filed herewith.
(9)	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 27, 2015	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.3.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (5)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.8	Merger Agreement, dated as of March 9, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.8.1	First Amendment to Merger Agreement, dated as of May 8, 2012, by and among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, Centennial Interim Merger Sub, Inc., Centennial Post-Closing Merger Sub, LLC, Sunflower Farmers Markets, Inc. and KMCP Grocery Investors, LLC, as Representative (2)

10.9	Credit Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, as Syndication Agent et al. (2)

10.10	Guarantee and Collateral Agreement, dated as of April 23, 2013, among Sprouts Farmers Markets, LLC, Sprouts Farmers Markets Holdings, LLC, the subsidiaries party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (2)

10.11†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (6)

10.12	Stockholders Agreement dated as of July 29, 2013 (1)

10.13	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

21.1	List of subsidiaries (7)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm (7)

23.2	Consent of Buxton Company (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2014, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015, and incorporated herein by reference.
(8)	Filed herewith.
(9)	Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015, and incorporated herein by reference.