Form 10-Q
period 2015-03-29
Sprouts Farmers Market, Inc.
filed 2015-05-07
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

Commission File Number: 001-36029

Sprouts Farmers Market, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0331600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 East High Street, Suite 111

Phoenix, Arizona 85054

(Address of principal executive offices and zip code)

(480) 814-8016

(Registrant’s telephone number, including area code)

11811 N. Tatum Boulevard, Suite 2400

Phoenix, Arizona 85028

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 4, 2015, there were outstanding 153,325,853 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2015

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$177,719	$130,513
Accounts receivable, net	26,332	14,091
Inventories	148,753	142,793
Prepaid expenses and other current assets	15,248	11,152
Deferred income tax asset	33,930	35,580

Total current assets	401,982	334,129
Property and equipment	454,723	454,889
Intangible assets	193,853	194,176
Goodwill	368,078	368,078
Other assets	24,017	17,801

Total assets	$1,442,653	$1,369,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,497	$112,877
Accrued salaries and benefits	24,632	29,687
Other accrued liabilities	43,368	41,394
Current portion of capital and financing lease obligations	4,267	29,136
Current portion of long-term debt	7,753	7,746

Total current liabilities	229,517	220,840
Long-term capital and financing lease obligations	120,408	121,562
Long-term debt	247,103	248,611
Other long-term liabilities	87,053	74,071
Deferred income tax liability	18,606	18,600

Total liabilities	702,687	683,684

Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 152,915,478 and 151,833,334 shares issued and outstanding, March 29, 2015 and December 28, 2014, respectively	153	152
Additional paid-in capital	560,157	543,048
Retained earnings	179,656	142,189

Total stockholders’ equity	739,966	685,389

Total liabilities and stockholders’ equity	$1,442,653	$1,369,073

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net sales	$857,506	$722,606
Cost of sales, buying and occupancy	599,713	498,747

Gross profit	257,793	223,859
Direct store expenses	163,190	138,231
Selling, general and administrative expenses	24,027	22,479
Store pre-opening costs	2,773	947
Store closure and exit costs	1,229	533

Income from operations	66,574	61,669
Interest expense	(5,868)	(6,467)
Other income	62	96

Income before income taxes	60,768	55,298
Income tax provision	(23,301)	(21,565)

Net income	$37,467	$33,733

Net income per share:
Basic	$0.25	$0.23
Diluted	$0.24	$0.22
Weighted average shares outstanding:
Basic	152,235	147,759

Diluted	155,482	153,294

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$513,771
Net income	—	—	—	107,692	107,692
Issuance of shares under option plans	4,216,774	5	11,307	—	11,312
Excess income tax benefit for exercise of options	—	—	47,261	—	47,261
Tax effect of forfeiture of vested options in equity	—	—	(2)	—	(2)
Equity-based compensation	—	—	5,355	—	5,355

Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	37,467	37,467
Issuance of shares under option plans	1,082,144	1	3,768	—	3,769
Excess income tax benefit for exercise of options	—	—	12,199	—	12,199
Equity-based compensation	—	—	1,142	—	1,142

Balances at March 29, 2015	152,915,478	$153	$560,157	$179,656	$739,966

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities
Net income	$37,467	$33,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,853	13,026
Accretion of asset retirement obligation and closed facility reserve	79	40
Amortization of financing fees and debt issuance costs	339	394
Loss on disposal of property and equipment	272	727
Equity-based compensation	1,142	1,407
Deferred income taxes	1,657	6,463
Changes in operating assets and liabilities:
Accounts receivable	(11,895)	(1,203)
Inventories	(5,960)	(3,198)
Prepaid expenses and other current assets	(4,098)	1,314
Other assets	(6,307)	(686)
Accounts payable	29,474	22,920
Accrued salaries and benefits	(5,055)	(631)
Other accrued liabilities and income taxes payable	1,962	(1,880)
Other long-term liabilities	13,154	3,840

Net cash provided by operating activities	68,084	76,266

Cash flows from investing activities
Purchases of property and equipment	(33,755)	(18,240)
Proceeds from sale of property and equipment	—	51

Net cash used in investing activities	(33,755)	(18,189)

Cash flows from financing activities
Payments on term loan	(1,750)	(1,750)
Payments on capital lease obligations	(161)	(131)
Payments on financing lease obligations	(836)	(726)
Cash from landlord related to financing lease obligations	—	577
Excess tax benefit for exercise of stock options	12,199	14,783
Proceeds from the exercise of stock options	3,425	566

Net cash provided by financing activities	12,877	13,319

Net increase in cash and cash equivalents	47,206	71,396
Cash and cash equivalents at beginning of the period	130,513	77,652

Cash and cash equivalents at the end of the period	$177,719	$149,048

Supplemental disclosure of cash flow information
Cash paid for interest	$5,564	$6,062
Cash paid for income taxes	249	1
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$21,147	$21,794
Property acquired through capital and financing lease obligations	—	4,377

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

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K, filed on February 26, 2015.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2015 is a 53-week year, and Fiscal year 2014 was a 52-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years. The fourth quarter of fiscal 2015 will include 14 weeks.

For the thirteen weeks ended March 29, 2015 and the comparative period, the Company has offset the changes in balance sheet line items related to excess tax benefit with the excess tax benefit within the cash flows from operating activities.

The Company has one reportable and one operating segment.

The Company’s business is subject to modest seasonality. Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 25% of the Company’s net sales for the thirteen weeks ended March 29, 2015, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

All dollar amounts are in thousands, unless otherwise noted.

2. Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company’s adoption of this guidance did not have a material effect on its consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. This guidance will be effective for the Company for its fiscal year 2017. The FASB recently announced a proposal to defer the effective date of this guidance by one year, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”
ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance will be effective for the Company for its fiscal year 2017. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently evaluating the potential impact of this guidance.

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

The determination of fair values of certain tangible and intangible assets for purposes of the Company’s goodwill impairment evaluation as described above was based upon a step zero assessment. Closed facility reserves are recorded at net present value to approximate fair value which is classified as Level 3 in the hierarchy. The estimated fair value of the closed facility reserve is calculated based on the present value of the remaining lease payments and other charges using a weighted average cost of capital, reduced by estimated sublease rentals. The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Term Loan (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of March 29, 2015 and December 28, 2014. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	March 29, 2015	December 28, 2014
Vendor	$11,996	$8,246
Receivables from landlords	8,994	1,993
Other	5,342	3,852

Total	$26,332	$14,091

The Company had recorded allowances for certain vendor receivables of $0.3 million at both March 29, 2015 and December 28, 2014.

Other receivables at both March 29, 2015 and December 28, 2014, include amounts receivable for payroll taxes and exercise prices for options exercised but for which the cash was not received by the balance sheet date.

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	March 29, 2015	December 28, 2014
Accrued payroll	$11,614	$9,196
Vacation	8,535	7,476
Bonus	3,791	12,138
Other	692	877

Total	$24,632	$29,687

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

6. Long-Term Debt

A summary of long-term debt is as follows:

	Maturity	Interest Rate	As Of
Facility			March 29, 2015	December 28, 2014
Senior Secured
Term Loan, net of original issue discount	April 23, 2020	Variable	$254,856	$256,357
$60.0 million Revolving Credit Facility	April 23, 2018	Variable	—	—

Total debt			254,856	256,357
Less current portion			(7,753)	(7,746)

Long-term debt, net of current portion			$247,103	$248,611

Current portion of long-term debt is presented net of issue discount of $1.0 million and $1.0 million as of March 29, 2015 and December 28, 2014, respectively. The non-current portion of long-term debt is presented net of issue discount of $3.6 million and $3.9 million as of March 29, 2015 and December 28, 2014, respectively.

On April 17, 2015, the Company refinanced its Senior Secured Credit Facilities. See Note 14 “Subsequent Events” for additional details.

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

Revolving Credit Facility

The Credit Facility includes a $60.0 million Revolving Credit Facility which matures in April 2018. The Revolving Credit Facility includes letter of credit and $5.0 million swingline loan subfacilities. Letters of credit issued under the facility reduce the borrowing capacity on the total facility. There are no amounts outstanding on the Revolving Credit Facility at March 29, 2015. Letters of credit totaling $2.5 million have been issued as of March 29, 2015 primarily to support the Company’s insurance programs. Amounts available under the Revolving Credit Facility at March 29, 2015 totaled $57.5 million.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

The Company was in compliance with all applicable covenants under the Credit Facility as of March 29, 2015.

7. Closed Facility Reserves

The following is a summary of closed facility reserve activity during the thirteen weeks ended March 29, 2015 and fiscal year ended December 28, 2014:

	March 29, 2015	December 28, 2014
Beginning balance	$1,785	$4,713
Additions	1,144	688
Usage	(244)	(3,204)
Adjustments	68	(412)

Ending balance	$2,753	$1,785

Additions made during 2015 include remaining lease payments for the corporate support office relocation. Additions made during 2014 relate to the closure and relocation of one store and to the closure and relocation of the Texas warehouse, and usage during 2014 relates to lease payments made during the period for closed stores.

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended March 29, 2015 and March 30, 2014 was 38.3% and 39.0%, respectively. The primary reasons for the decrease in the effective tax rate were an increase in tax credits and enhanced charitable food contribution deductions.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $12.2 million for the thirteen weeks ended March 29, 2015, which included $0.1 million of income tax benefits related to stock award activity prior to 2015. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $14.8 million for the thirteen weeks ended March 30, 2014. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable. An additional $7.5 million of excess tax benefits were incurred during the thirteen weeks ended March 30, 2014, which were available to be recognized as a benefit through additional paid-in capital once the deduction reduced income taxes payable.

9. Related-Party Transactions

Two stockholders, including a member of the Company’s board of directors, are investors in a company that is a supplier of coffee to the Company. During the thirteen weeks ended March 29, 2015 and March 30, 2014, purchases from this company were $2.3 million and $2.0 million, respectively. At both March 29, 2015 and March 30, 2014, the Company had recorded accounts payable due to this vendor of $0.7 million.

One of our senior executives purchased stock in a technology supplier to the Company in January 2015. During the thirteen weeks ended March 29, 2015 and March 30, 2014, purchases from this company were $1.3 million and $0.9 million, respectively. At both March 29, 2015 and March 30, 2014, the Company had no receivable recorded from this vendor. At both March 29, 2015 and March 30, 2014, the Company had recorded accounts payable due to this vendor of $0.2 million and $0.1 million respectively.

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

11. Stockholders’ Equity

Secondary Offering

On March 10, 2015, certain of the Company’s stockholders completed a secondary public offering of 15,847,800 shares of common stock (the “March Secondary Offering”). The Company did not sell any shares or receive any proceeds in the March Secondary Offering.

12. Net Income Per Share

The computation of net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options, assumed vesting of restricted stock units (“RSUs”) and assumed vesting of performance stock awards (“PSAs”).

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Basic net income per share:
Net income	$37,467	$33,733

Weighted average shares outstanding	152,235	147,759

Basic net income per share	$0.25	$0.23

Diluted net income per share:
Net income	$37,467	$33,733

Weighted average shares outstanding	152,235	147,759

Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	3,216	5,535
Restricted Stock Units (“RSU”)	31	—

Weighted average shares and equivalent shares outstanding	155,482	153,294

Diluted net income per share	$0.24	$0.22

For the thirteen weeks ended March 29, 2015 the computation of diluted net income per share does not include 0.8 million options as those options would have been antidilutive or were unvested performance-based options and 0.1 million for PSAs. For the thirteen weeks ended March 30, 2014, the computation of diluted net income per share does not include 0.7 million options, as those options would have been antidilutive or were unvested performance-based options.

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

On March 11, 2015, under the 2013 Incentive Plan, the Company granted to certain officers and team members time-based options to purchase an aggregate of 277,833 shares of common stock at an exercise price of $34.33 per share, with a grant date fair value of $9.42 per share. The Company also granted an aggregate of 87,394 RSUs with a grant date fair value of $34.33, and 71,753 PSAs (as described below) with a grant date fair value of $34.33.

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

PSAs

Performance stock awards are restricted shares that are subject to the Company achieving certain earnings per share performance targets to be earned. The fair value of performance stock awards is based on the closing price of the Company’s common stock on the grant date. The performance conditions must be met at the end of the next fiscal year, or the performance stock awards are cancelled. If the performance conditions are met, the performance stock awards vest 50 percent at each of the second and third anniversary of the grant date.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Cost of sales, buying and occupancy	$101	$197
Direct store expenses	183	136
Selling, general and administrative expenses	858	1,074

Equity-based compensation expense before income taxes	1,142	1,407
Income tax benefit	(446)	(563)

Net equity-based compensation expense	$696	$844

As of March 29, 2015 and December 28, 2014, there were approximately 6.0 million and 6.9 million options outstanding of which, 1.0 million and 0.9 million were unvested options, respectively.

As of March 29, 2015 and December 28, 2014, there were approximately 0.1 million and 0.1 million unvested RSUs outstanding, respectively.

As of March 29, 2015 and December 28, 2014, there were approximately 0.1 million and no unvested performance stock awards outstanding, respectively.

As of March 29, 2015, total unrecognized compensation expense related to outstanding options was $5.3 million which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.6 years on a weighted-average basis.

As of March 29, 2015, total unrecognized compensation expense related to outstanding RSUs was $5.1 million which, if the service conditions are fully met, is expected to be recognized over the next 2.1 years on a weighted-average basis.

As of March 29, 2015, total unrecognized compensation expense related to outstanding PSAs was $2.4 million which, if the performance conditions are fully met, is expected to be recognized over the next 2.5 years on a weighted-average basis.

During the thirteen weeks ended March 29, 2015, the Company received $3.4 million in cash proceeds from the exercise of options.

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

14. Subsequent Events

On April 17, 2015 the Company completed a new five-year $450.0 million revolving credit facility to replace its existing Term Loan and Revolving Credit Facility. The Company utilized the initial drawing of $260.0 million under the new credit facility to pay off its existing $257.8 million term loan and transaction costs associated with the refinancing. Upon completion of the refinancing, the Company has $260.0 million of total debt and $2.5 million of letters of credit outstanding under the new facility, which will mature on April 17, 2020.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) — continued

The revolver has an initial drawn pricing of LIBOR plus 1.75%, as compared with LIBOR (with a floor of 1.00%) plus 3.00% under the previous term loan.

The Company will write-off $5.5 million of deferred financing costs and original issue discount in the second quarter of fiscal 2015 related to the termination of the Term Loan and Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed February 26, 2015 with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market, Inc. operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 200 stores in twelve states as of March 29, 2015, we are one of the largest specialty retailers of natural and organic food in the United States.

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

Attractive, Differentiated Shopping Experience. In a convenient, small-box format (average store size of 28,000 to 30,000 sq. ft.), our stores have a farmers market feel, with a bright open-air atmosphere to create a comfortable and engaging in-store experience. We strive to be our customers’ everyday healthy grocery store. We feature fresh produce and bulk foods at the center of the store surrounded by a complete grocery offering, including vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, beer and wine, body care and natural household items. Consistent with our fresh, natural and organic offering, we choose not to carry most of the traditional, national branded consumer packaged goods generally found at conventional grocery retailers (e.g., Doritos, Tide and Lucky Charms). Instead, we offer high-quality, healthier alternatives that emphasize our focus on fresh, natural and organic products at great values.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth, enhancing our operating margins and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 24 stores and relocated one store during 2014. We expect to continue to expand our store base with 27 store openings planned in fiscal 2015, of which 15 have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 14% annual new store growth for at least the next five years.

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

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P., and added 43 stores by merging with Henry’s Holdings, LLC and its Sun Harvest-brand stores. Our merger with Henry’s Holdings, LLC and new store openings brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our initial public offering (referred to as our “IPO”). Since the IPO, we have continued to expand, adding 43 stores through the date of this filing and extending to Kansas, Georgia, Missouri and Alabama.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. The first quarters of fiscal 2015 and 2014 were thirteen-week periods ended March 29, 2015 and March 30, 2014, respectively.

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

Store closure and exit costs

We recognize a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining non-cancelable lease payments and estimates of other occupancy costs after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed facility reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed facility reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Changes in reserve estimates are classified as store closure and exit costs in the consolidated statements of operations.

Provision for income taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our financial statements in the period that includes the enactment date.

Factors Affecting Comparability of Results of Operations

Secondary Offerings

On March 10, 2015, certain of our stockholders completed a secondary public offering of 15,847,800 shares of common stock at a price of $35.30 per share (referred to as the “March 2015 Secondary Offering”).

On April 2, 2014, certain of our stockholders completed a secondary public offering of 17,250,000 shares of common stock, including 2,250,000 shares of common stock sold as a result of the exercise in full of the underwriters’ option to purchase additional shares, at a price of $33.75 per share (referred to as the “April 2014 Secondary Offering”). Expenses related to the April 2014 Secondary Offering were incurred and recorded during the thirteen weeks ended March 30, 2014.

We did not sell any shares in the March 2015 or April 2014 Secondary Offerings.

Results of Operations for Thirteen Weeks Ended March 29, 2015 and March 30, 2014

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	March 29, 2015	March 30, 2014
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$857,506	$722,606
Cost of sales, buying and occupancy	599,713	498,747

Gross profit	257,793	223,859
Direct store expenses	163,190	138,231
Selling, general and administrative expenses	24,027	22,479
Store pre-opening costs	2,773	947
Store closure and exit costs	1,229	533

Income from operations	66,574	61,669
Interest expense	(5,868)	(6,467)
Other income	62	96

Income before income taxes	60,768	55,298
Income tax provision	(23,301)	(21,565)

Net income	$37,467	$33,733

	Thirteen weeks ended
	March 29, 2015	March 30, 2014 (2)
Comparable store sales growth(1)	4.8%	12.8%

Other Operating Data:
Stores at beginning of period	191	167
Closed	(1)	—
Opened	10	4

Stores at end of period	200	171

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net Sales.”
(2)	During the thirteen weeks ended March 30, 2014, we also relocated one store.

Comparison of Thirteen Weeks Ended March 29, 2015 to Thirteen Weeks Ended

March 30, 2014

Net sales

	Thirteen weeks ended
	March 29, 2015	March 30, 2014	Change	% Change
Net sales	$857,506	$722,606	$134,900	19%
Comparable store sales growth	4.8%	12.8%

Net sales increased during the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014, primarily as a result of (i) new store openings after March 30, 2014 and (ii) sales growth at stores operated prior to March 30, 2014. New store openings after March 30, 2014 contributed $97.8 million, or 72%, of the increase in net sales during the thirteen weeks ended March 29, 2015. Additionally, $37.1 million, or 28%, of the increase came from comparable store sales growth and new store openings during fiscal 2014 not yet reflected in comparable store sales.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	March 29, 2015	March 30, 2014	Change	% Change
Net sales	$857,506	$722,606	$134,900	19%
Cost of sales, buying and occupancy	599,713	498,747	100,966	20%
Gross profit	257,793	223,859	33,934	15%
Gross margin	30.1%	31.0%	(0.9)%

Cost of sales, buying and occupancy increased during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $33.9 million as a result of increased sales volume. The gross margin decrease was primarily driven by produce tightness due to adverse weather conditions and West coast port strikes that limited product availability compared to a very strong produce season in the prior year, the timing of store openings resulting in a lower blended gross margin, and impact of continued price investments in certain categories.

Direct store expenses

	Thirteen weeks ended
	March 29, 2015	March 30, 2014	Change	% Change
Direct store expenses	$163,190	$138,231	$24,959	18%
Percentage of net sales	19.0%	19.1%	(0.1)%

Direct store expenses increased $25.0 million, primarily due to $20.7 million of direct store expenses related to stores opened since March 30, 2014 and a $4.3 million increase in direct store expenses associated with stores operated prior to the thirteen weeks ended March 30, 2014. Direct store expenses, as a percentage of net sales, decreased 10 basis points primarily due to lower losses on disposal of assets. Additionally, leverage in labor and store operating costs at pre-2014 vintage stores was offset by higher labor costs at new stores and higher investments in employee training costs.

Selling, general and administrative expenses

	Thirteen weeks ended
	March 29, 2015	March 30, 2014	Change	% Change
Selling, general and administrative expenses	$24,027	$22,479	$1,548	7%
Percentage of net sales	2.8%	3.1%	(0.3)%

The increase in selling, general and administrative expenses included $1.7 million for advertising expense, $1.4 million for corporate payroll to support growth and bring in outsourced functions and $0.8 million for regional administration expense due to additional store count and growth into new regions; these increases were partially offset by a $1.1 million decrease in secondary offering expenses in current year compared to prior year and a $0.7 million decrease in bonus accrual primarily due to actual payments lower than expected. Selling, general and administrative expenses decreased as a percent of net sales due to lower secondary offering expenses and lower bonus expense partially offset by higher advertising expense for new stores.

Store pre-opening costs

Store pre-opening costs were $2.8 million for the thirteen weeks ended March 29, 2015 and $0.9 million for the thirteen weeks ended March 30, 2014. Store pre-opening costs in the thirteen weeks ended March 29, 2015 included $2.2 million related to opening 10 stores during that period and $0.6 million associated with stores opening the next quarter. Store pre-opening costs in the thirteen weeks ended March 30, 2014 included $0.8 million related to opening four stores and relocating one store during that period and $0.1 million associated with stores opening during the next quarter.

Store closure and exit costs

Store closure and exit costs for the thirteen weeks ended March 29, 2015 includes $1.1 million for the relocation of our support office. Store closure and exit costs for the thirteen weeks ended March 30, 2014 included $0.4 million for relocation of one store.

Interest expense

Interest expense decreased to $5.9 million for the thirteen weeks ended March 29, 2015 from $6.5 million for the thirteen weeks ended March 30, 2014. The decrease in interest expense is due to the lower principal balance on our Term Loan.

Income tax provision

Income tax provision increased to $23.3 million for the thirteen weeks ended March 29, 2015 from $21.6 million for the thirteen weeks ended March 30, 2014, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.3% in the thirteen weeks ended March 29, 2015 from 39.0% in the thirteen weeks ended March 30, 2014. The primary reasons for the decrease in the effective tax rate were an increase in tax credits and enhanced charitable food contribution deductions.

Net income

	Thirteen weeks ended
	March 29, 2015	March 30, 2014	Change	% Change
Net income	$37,467	$33,733	$3,734	11%
Percentage of net sales	4.4%	4.7%	(0.3)%

Net income growth was driven by sales growth and resulting operating leverage, strong performance of new stores opened, reduced interest expense and lower secondary offering expenses slightly offset by increases in advertising and corporate and regional expense to support our growth into new markets.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Thirteen weeks ended
	March 29, 2015	March 30, 2014
Cash and cash equivalents at end of period	$177,719	$149,048
Cash provided by operating activities	$68,084	$76,266
Cash used in investing activities	$(33,755)	$(18,189)
Cash provided by (used in) financing activities	$12,877	$13,319

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

Operating Activities

Net cash provided by operating activities decreased $8.2 million to $68.1 million for the thirteen weeks ended March 29, 2015 compared to $76.3 million for the thirteen weeks ended March 30, 2014. The thirteen weeks ended March 29, 2015 includes the impact of stores opened since March 30, 2014. The decrease in net cash provided by operating activities was primarily due to an increase in working capital.

Investing Activities

Net cash used in investing activities was $33.8 million for the thirteen weeks ended March 29, 2015 compared to $18.2 million for the thirteen weeks ended March 30, 2014. The increase in cash used for investing activities is primarily related to timing of payments on capital expenditures for new store openings, sales enhancing initiatives, capital expenditures for our new support office, store remodels and maintenance capital expenditures.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, annual maintenance capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures of approximately $110 million in fiscal 2015, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash provided by financing activities was $12.9 million for the thirteen weeks ended March 29, 2015 compared to cash provided by financing activities of $13.3 million for the thirteen weeks ended March 30, 2014. The decrease in cash provided by financing activities of $0.4 million is related to a $2.6 million decrease of excess tax benefits from the exercise of stock options, a $0.6 million decrease in cash from landlord related to financing lease obligation and a $0.1 million increase in payments on financing lease obligations. These decreases in cash used by financing activities were offset by a $2.9 million increase in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

See Note 6 “Long-Term Debt” of our unaudited consolidated financial statements for a description of the April 2013 Refinancing and our Credit Facility.

On April 17, 2015, we refinanced our Credit Facility. See Note 14 “Subsequent Events” of our unaudited consolidated financial statements for additional information about the refinancing.

Contractual Obligations

We are committed under certain capital leases for the rental of certain buildings and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2032.

The following table summarizes our lease obligations as of March 29, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$148,589	$15,195	$30,760	$30,259	$72,375
Operating lease obligations(1)	1,237,584	92,070	219,706	215,449	710,359

Totals	$1,386,173	$107,265	$250,466	$245,708	$782,734

(1)	Represents estimated payments for capital and financing and operating lease obligations as of March 29, 2015. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.6 million for years one to three, $1.6 million for years four to five, and $1.8 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and for which there have not been material changes since that filing through March 29, 2015. As discussed in Note 14 to the unaudited financial statements we entered into a new revolving credit facility with an initial balance of $260.0 million which will mature in April 2020.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 25% of our net sales for the thirteen weeks ended March 29, 2015, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include, but are not limited to, those related to inventory, lease assumptions, self-insurance reserves, sublease assumptions for closed facilities, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no substantial changes to these estimates or the policies related to them during the thirteen weeks ended March 29, 2015. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Recently Issued Accounting Pronouncements

See Note 2 “Recently Issued Accounting Pronouncements” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

We have determined that all other recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Term Loan that bears interest at a rate based in part on LIBOR, the Federal Funds Rate, the Eurodollar Rate or the prime rate, depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Based on the $259.5 million principal outstanding under our Term Loan as of March 29, 2015, each hundred basis point change in LIBOR, once LIBOR exceeds the LIBOR floor under our loan of 1.00%, would result in a change in interest expense by $2.6 million annually.

On April 17, 2015, we refinanced our Credit Facility, which, based on rates in effect would reduce interest expense by $5.0 million annually. See Note 14 “Subsequent Events” of our unaudited consolidated financial statements for additional information about the refinancing.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 29, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 29, 2015, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.3	Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 7, 2015	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.3	Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document