Form 10-Q
period 2015-06-28
Sprouts Farmers Market, Inc.
filed 2015-08-06
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

As of August 4, 2015, there were outstanding 153,579,559 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2015

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$97,258	$130,513
Accounts receivable, net	18,722	14,091
Inventories	158,179	142,793
Prepaid expenses and other current assets	9,035	11,152
Deferred income tax asset	34,898	35,580

Total current assets	318,092	334,129
Property and equipment, net of accumulated depreciation	474,949	454,889
Intangible assets, net of accumulated amortization	193,530	194,176
Goodwill	368,078	368,078
Other assets	24,654	17,801

Total assets	$1,379,303	$1,369,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,032	$112,877
Accrued salaries and benefits	21,994	29,687
Other accrued liabilities	39,348	41,394
Current portion of capital and financing lease obligations	9,442	29,136
Current portion of long-term debt	—	7,746

Total current liabilities	208,816	220,840
Long-term capital and financing lease obligations	119,271	121,562
Long-term debt	160,000	248,611
Other long-term liabilities	89,804	74,071
Deferred income tax liability	19,538	18,600

Total liabilities	597,429	683,684

Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 153,565,809 and 151,833,334 shares issued and outstanding, June 28, 2015 and December 28, 2014, respectively	154	152
Additional paid-in capital	570,742	543,048
Retained earnings	210,978	142,189

Total stockholders’ equity	781,874	685,389

Total liabilities and stockholders’ equity	$1,379,303	$1,369,073

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$902,153	$743,810	$1,759,659	$1,466,416
Cost of sales, buying and occupancy	638,514	519,762	1,238,227	1,018,509

Gross profit	263,639	224,048	521,432	447,907
Direct store expenses	177,381	143,155	340,571	281,386
Selling, general and administrative expenses	23,390	23,100	47,417	45,579
Store pre-opening costs	2,507	2,420	5,280	3,367
Store closure and exit costs	315	(200)	1,544	333

Income from operations	60,046	55,573	126,620	117,242
Interest expense	(4,437)	(6,520)	(10,305)	(12,987)
Other income	112	100	174	196
Loss on extinguishment of debt	(5,481)	—	(5,481)	—

Income before income taxes	50,240	49,153	111,008	104,451
Income tax provision	(18,918)	(19,002)	(42,219)	(40,567)

Net income	$31,322	$30,151	$68,789	$63,884

Net income per share:
Basic	$0.20	$0.20	$0.45	$0.43
Diluted	$0.20	$0.20	$0.44	$0.42
Weighted average shares outstanding:
Basic	153,393	149,681	152,814	148,720

Diluted	155,949	154,039	155,728	153,670

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$513,771
Net income	—	—	—	107,692	107,692
Issuance of shares under option plans	4,216,774	5	11,307	—	11,312
Excess income tax benefit for exercise of options	—	—	47,261	—	47,261
Tax effect of forfeiture of vested options in equity	—	—	(2)	—	(2)
Equity-based compensation	—	—	5,355	—	5,355

Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	68,789	68,789
Issuance of shares under option plans	1,732,475	2	5,972	—	5,974
Excess income tax benefit for exercise of options	—	—	19,288	—	19,288
Equity-based compensation	—	—	2,434	—	2,434

Balances at June 28, 2015	153,565,809	$154	$570,742	$210,978	$781,874

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities
Net income	$68,789	$63,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,816	26,071
Accretion of asset retirement obligation and closed facility reserve	178	83
Amortization of financing fees and debt issuance costs	501	785
Loss on disposal of property and equipment	405	994
Equity-based compensation	2,434	2,995
Loss on extinguishment of debt	5,481	—
Deferred income taxes	1,620	11,025
Changes in operating assets and liabilities:
Accounts receivable	(4,874)	(1,860)
Inventories	(15,386)	(16,399)
Prepaid expenses and other current assets	2,220	5,524
Other assets	(6,149)	(636)
Accounts payable	26,527	34,012
Accrued salaries and benefits	(7,694)	859
Other accrued liabilities and income taxes payable	(2,079)	594
Other long-term liabilities	16,151	9,958

Net cash provided by operating activities	120,940	137,889

Cash flows from investing activities
Purchases of property and equipment	(74,541)	(57,793)
Proceeds from sale of property and equipment	2	115

Net cash used in investing activities	(74,539)	(57,678)

Cash flows from financing activities
Proceeds from revolving credit facility	260,000	—
Payments on revolving credit facility	(100,000)	—
Payments on term loan	(261,250)	(3,500)
Payments on capital lease obligations	(316)	(244)
Payments on financing lease obligations	(1,700)	(1,423)
Payments of deferred financing costs	(1,896)	—
Cash from landlord related to financing lease obligations	—	577
Excess tax benefit for exercise of stock options	19,288	26,214
Proceeds from the exercise of stock options	6,218	4,786

Net cash (used in) provided by financing activities	(79,656)	26,410

Net (decrease) increase in cash and cash equivalents	(33,255)	106,621
Cash and cash equivalents at beginning of the period	130,513	77,652

Cash and cash equivalents at the end of the period	$97,258	$184,273

Supplemental disclosure of cash flow information
Cash paid for interest	$10,575	$12,183
Cash paid for income taxes	19,058	531
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$12,662	$21,969
Property acquired through capital and financing lease obligations	5,373	5,746

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

The Company’s business is subject to modest seasonality. Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 25% of the Company’s net sales for the twenty-six weeks ended June 28, 2015, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

During thirteen weeks ended June 28, 2015, the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. Accordingly, the Company recognized $0.8 million of gift card breakage income as a component of net sales in the accompanying Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 28, 2015.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance will be effective for the Company for its fiscal year 2017. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently evaluating the potential impact of this guidance.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This guidance will be effective for the Company for its fiscal year 2016. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the potential impact of this guidance.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Term Loan (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of June 28, 2015 and December 28, 2014. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	June 28, 2015	December 28, 2014
Vendor	$10,898	$8,246
Receivables from landlords	4,945	1,993
Other	2,879	3,852

Total	$18,722	$14,091

The Company had recorded allowances for certain vendor receivables of $0.2 million and $0.3 million at June 28, 2015 and December 28, 2014, respectively.

Other receivables at December 28, 2014 include amounts receivable for payroll taxes and exercise prices for options exercised but for which the cash was not received by the balance sheet date.

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	June 28, 2015	December 28, 2014
Accrued payroll	$9,324	$9,196
Vacation	8,877	7,476
Bonus	3,097	12,138
Other	696	877

Total	$21,994	$29,687

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	June 28, 2015	December 28, 2014
Senior secured debt
$450.0 million Revolving Credit Facility	April 17, 2020	Variable	$160,000	$—
Former Term Loan, net of original issue discount	April 23, 2020	Variable	—	$256,357
Former Revolving Credit Facility	April 23, 2018	Variable	—	—

Total debt			160,000	256,357
Less current portion			—	(7,746)

Long-term debt, net of current portion			$160,000	$248,611

Current portion of long-term debt is presented net of issue discount of $1.0 million as of December 28, 2014. The non-current portion of long-term debt is presented net of issue discount of $3.9 million as of December 28, 2014.

Senior Secured Revolving Credit Facility

April 2015 Refinancing

On April 17, 2015, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, entered into a credit agreement (the “Credit Agreement”) to replace the Former Revolving Credit Facility and Former Term Loan (each as defined below). The Credit Agreement provides for a revolving credit facility with an initial aggregate commitment of $450.0 million (the “Credit Facility”), which may be increased from time to time pursuant to an expansion feature set forth in the Credit Agreement.

Concurrently with the closing of the Credit Agreement, the Company borrowed $260.0 million to pay off its existing $257.8 million Former Term Loan (the “April 2015 Refinancing”), and to terminate all commitments under its existing senior secured credit facility, dated April 23, 2013 (the “Former Credit Facility”) and to pay transaction costs related to the refinancing. Such repayment resulted in a $5.5 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount. No amounts were outstanding under the Former Revolving Credit Facility on April 17, 2015. The remaining proceeds of loans made under the Credit Facility were used for general corporate purposes.

The Company capitalized debt issuance costs of $2.3 million related to the Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Facility.

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $2.5 million have been issued as of June 28, 2015 primarily to support the Company’s insurance programs.

Guarantees

Obligations under the Credit Facility are guaranteed by the Company and all of its current and future wholly owned material domestic subsidiaries, and are secured by first-priority security interests in substantially all of the assets of the Company and its subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest and Fees

Loans under the Credit Facility will initially bear interest, at the Company’s option, either at adjusted LIBOR plus 1.75% per annum, or a base rate plus 0.75% per annum. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total gross leverage ratio, as defined in the Credit Agreement. Under the terms of the Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the Credit Facility commitments equal to 0.25% per annum.

Outstanding letters of credit under the Credit Facility are subject to a participation fee of 1.75% per annum and an issuance fee of 0.125% per annum.

Payments and Prepayments

The Credit Facility is scheduled to mature, and the commitments thereunder will terminate on April 17, 2020, subject to extensions as set forth the in the Credit Agreement.

The Company may repay loans and reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

Following the closing of the Credit Facility and the initial borrowing of $260.0 million, the Company made a total of $100.0 million of principal payments on the Credit Facility, which reduced the Company’s total outstanding debt to $160.0 million at June 28, 2015.

Covenants

The Credit Agreement contains financial, affirmative and negative covenants. The negative covenants include, among other things, limitations on the Company’s ability to:

•	incur additional indebtedness;

•	grant additional liens;

•	enter into sale-leaseback transactions;

•	make loans or investments;

•	merge, consolidate or enter into acquisitions;

•	pay dividends or distributions;

•	enter into transactions with affiliates;

•	enter into new lines of business;

•	modify the terms of debt or other material agreements; and

•	change its fiscal year

Each of these covenants is subject to customary and other agreed-upon exceptions.

In addition, the Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.00 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ending June 28, 2015.

The Company was in compliance with all applicable covenants under the Credit Agreement as of June 28, 2015.

Former Credit Facility

On April 23, 2013, Intermediate Holdings, as borrower, refinanced (the “April 2013 Refinancing”) its prior revolving credit facility and prior term loan, by entering into the Former Credit Facility. The Former Credit Facility provided for a $700.0 million term loan (the “Former Term Loan”) and a $60.0 million senior secured revolving credit facility (the “Former Revolving Credit Facility”).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Former Term Loan, with a maturity date in April 2020, required quarterly principal payments, in an aggregate amount equal to 1.00% of the original principal balance, with the balance due on the final maturity date.

All amounts outstanding under the Former Term Loan bore interest, at the Company’s option, at a rate per annum equal to LIBOR (with a 1.00% floor with respect to Eurodollar borrowings under the Term Loan), adjusted for statutory reserves, plus a margin equal to 3.00%, or an alternate base rate, plus a margin equal to 2.00%, as set forth in the Former Credit Facility.

The Former Credit Facility included the $60.0 million Former Revolving Credit Facility with a maturity date in April 2018. The Former Revolving Credit Facility included letter of credit and $5.0 million swingline loan subfacilities. Letters of credit issued under the Former Revolving Credit Facility reduced the borrowing capacity on the Former Credit Facility.

Interest terms on the Former Revolving Credit Facility were the same as the Former Term Loan.

The Company capitalized debt issuance costs of $1.1 million related to the Former Revolving Credit Facility, which were being amortized to interest expense over the term of the Former Revolving Credit Facility.

Under the terms of the Former Credit Facility, the Company was obligated to pay a commitment fee on the available unused amount of the Former Revolving Credit Facility commitments equal to 0.50% per annum.

7. Closed Facility Reserves

The following is a summary of closed facility reserve activity during the twenty-six weeks ended June 28, 2015 and fiscal year ended December 28, 2014:

	June 28, 2015	December 28, 2014
Beginning balance	$1,785	$4,713
Additions	1,144	688
Usage	(658)	(3,204)
Adjustments	272	(412)

Ending balance	$2,543	$1,785

Additions made during 2015 include remaining lease payments for the corporate support office relocation, and usage during 2015 primarily related to lease payments made during the period for closed stores. Additions made during 2014 related to the closure and relocation of one store and to the closure and relocation of the Texas warehouse, and usage during 2014 related to lease payments made during the period for closed stores.

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended June 28, 2015 and June 29, 2014 was 37.7% and 38.7%, respectively. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory and a decrease in the effective state income tax rate.

The Company’s effective tax rate for the twenty-six weeks ended June 28, 2015 and June 29, 2014 was 38.0% and 38.8%, respectively. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory and a decrease in the effective state income tax rate.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

stockholders’ equity were $19.3 million for the twenty-six weeks ended June 28, 2015, which included $0.1 million of income tax benefits related to stock award activity prior to 2015. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

9. Related-Party Transactions

Two stockholders, including a member of the Company’s board of directors, are investors in a company that is a supplier of coffee to the Company. During the thirteen weeks ended June 28, 2015 and June 29, 2014, purchases from this company were $2.5 million and $1.8 million, respectively. During the twenty-six weeks ended June 28, 2015 and June 29, 2014, purchases from this company were $4.8 million and $3.8 million, respectively. At both June 28, 2015 and June 29, 2014, the Company had recorded accounts payable due to this vendor of $0.7 million.

One of our senior executives purchased stock in a technology supplier to the Company in January 2015 and provided a loan to this company in May 2015. During the thirteen weeks ended June 28, 2015 and June 29, 2014, purchases from this company were $1.8 million and $2.0 million, respectively. During the twenty-six weeks ended June 28, 2015 and June 29, 2014, purchases from this company were $3.1 million and $2.9 million, respectively. At June 28, 2015 and June 29, 2014, the Company had recorded accounts payable due to this vendor of $0.2 million and $0.3 million respectively.

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

11. Stockholders’ Equity

Secondary Offering

On March 10, 2015, certain of the Company’s stockholders completed a secondary public offering of 15,847,800 shares of common stock (the “March Secondary Offering”). The Company did not sell any shares in or receive any proceeds of the March Secondary Offering.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Basic net income per share:
Net income	$31,322	$30,151	$68,789	$63,884

Weighted average shares outstanding	153,393	149,681	152,814	148,720

Basic net income per share	$0.20	$0.20	$0.45	$0.43

Diluted net income per share:
Net income	$31,322	$30,151	$68,789	$63,884

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Weighted average shares outstanding	153,393	149,681	152,814	148,720

Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,552	4,358	2,884	4,950
Restricted stock units	4	—	30	—

Weighted average shares and equivalent shares outstanding	155,949	154,039	155,728	153,670

Diluted net income per share	$0.20	$0.20	$0.44	$0.42

For the thirteen weeks ended June 28, 2015 the computation of diluted net income per share does not include 0.8 million options as those options would have been antidilutive or were unvested performance-based options, 0.1 million RSUs as those RSUs would have been antidilutive and 0.1 million for PSAs. For the thirteen weeks ended June 29, 2014, the computation of diluted net income per share does not include 1.0 million options, as those options would have been antidilutive or were unvested performance-based options and does not include 0.1 million for RSUs as those RSUs would have been antidilutive.

For the twenty-six weeks ended June 28, 2015 the computation of diluted net income per share does not include 0.8 million options as those options would have been antidilutive or were unvested performance-based options and 0.1 million for PSAs. For the twenty-six weeks ended June 29, 2014, the computation of diluted net income per share does not include 1.0 million options, as those options would have been antidilutive or were unvested performance-based options and does not include 0.1 million for RSUs as those RSUs would have been antidilutive.

13. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s IPO and replaced the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) (except with respect to outstanding options to acquire shares under the 2011 Option Plan). The 2013 Incentive Plan and 2011 Option Plan are collectively referred to as the “Option Plans”. The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

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

On May 21, 2015, under the 2013 Incentive Plan, the Company granted to independent members of its board of directors time-based options to purchase an aggregate of 14,492 shares of common stock at an exercise price of $30.30 per share, with a grant date fair value of $8.28. The Company also granted to the independent directors an aggregate of 3,896 RSUs with a grant date fair value of $30.30.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2011 Option Plan

In May 2011, the Company adopted the 2011 Option Plan to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. At June 28, 2015, there were 4,433,993 options outstanding under the 2011 Option Plan.

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

PSAs

Performance stock awards are restricted shares that are subject to the Company achieving certain earnings per share performance targets. The fair value of performance stock awards is based on the closing price of the Company’s common stock on the grant date. The performance conditions must be met at the end of the next fiscal year, or the performance stock awards are cancelled. If the performance conditions are met, the performance stock awards vest 50 percent at each of the second and third anniversary of the grant date.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of sales, buying and occupancy	$130	$196	$231	$393
Direct store expenses	284	229	467	365
Selling, general and administrative expenses	878	1,163	1,736	2,237

Equity-based compensation expense before income taxes	1,292	1,588	2,434	2,995
Income tax benefit	(504)	(635)	(950)	(1,198)

Net equity-based compensation expense	$788	$953	$1,484	$1,797

As of June 28, 2015 and December 28, 2014, there were approximately 5.3 million and 6.9 million options outstanding, of which 0.8 million and 0.9 million were unvested options, respectively.

At both June 28, 2015 and December 28, 2014, there were approximately 0.1 million unvested RSUs outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 28, 2015 and December 28, 2014, there were approximately 0.1 million and no unvested performance stock awards outstanding, respectively.

As of June 28, 2015, total unrecognized compensation expense related to outstanding options was $4.4 million which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.5 years on a weighted-average basis.

As of June 28, 2015, total unrecognized compensation expense related to outstanding RSUs was $4.3 million which, if the service conditions are fully met, is expected to be recognized over the next 1.8 years on a weighted-average basis.

As of June 28, 2015, total unrecognized compensation expense related to outstanding PSAs was $2.5 million which, if the performance conditions are fully met, is expected to be recognized over the next 2.2 years on a weighted-average basis. If performance conditions are not met, no expense will be recorded for the PSAs for which the conditions were not met. As of June 28, 2015, it was not expected that the performance conditions would be met and no expense had been recorded for the PSAs.

During the twenty-six weeks ended June 28, 2015 and June 29, 2014, the Company received $6.2 million and $4.8 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market, Inc. operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 208 stores in thirteen states as of June 28, 2015, we are one of the largest specialty retailers of natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 24 stores and relocated one store during 2014. We expect to continue to expand our store base with 27 store openings planned in fiscal 2015, of which 22 have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 14% annual new store growth for at least the next five years.

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

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P., and added 43 stores by merging with Henry’s Holdings, LLC and its Sun Harvest-brand stores. Our merger with Henry’s Holdings, LLC and new store openings brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. On August 1, 2013, our common stock began trading on the NASDAQ Global Select Market and on August 6, 2013, we closed our initial public offering (referred to as our “IPO”). Since the IPO, we have continued to expand, adding stores in our existing markets and extending into Kansas, Georgia, Missouri, Alabama and Tennessee.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. The second quarters of fiscal 2015 and 2014 were thirteen-week periods ended June 28, 2015 and June 29, 2014, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. In the second quarter of 2015, we determined that we had sufficient data to estimate gift card breakage. We began recording an allowance for breakage on gift cards based on historical experience, and recorded $0.8 million of gift card breakage related to prior period gift card sales. We do not include sales taxes in net sales.

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

Results of Operations for Thirteen Weeks Ended June 28, 2015 and June 29, 2014

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	June 28, 2015	June 29, 2014
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$902,153	$743,810
Cost of sales, buying and occupancy	638,514	519,762

Gross profit	263,639	224,048
Direct store expenses	177,381	143,155
Selling, general and administrative expenses	23,390	23,100
Store pre-opening costs	2,507	2,420
Store closure and exit costs	315	(200)

Income from operations	60,046	55,573
Interest expense	(4,437)	(6,520)
Other income	112	100
Loss on extinguishment of debt	(5,481)	—

Income before income taxes	50,240	49,153
Income tax provision	(18,918)	(19,002)

Net income	$31,322	$30,151

	Thirteen weeks ended
	June 28, 2015	June 29, 2014
Comparable store sales growth(1)	5.1%	9.5%

Other Operating Data:
Stores at beginning of period	200	171
Opened	8	6

Stores at end of period	208	177

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net Sales.”

Comparison of Thirteen Weeks Ended June 28, 2015 to Thirteen Weeks Ended

June 29, 2014

Net sales

	Thirteen weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Net sales	$902,153	$743,810	$158,343	21%
Comparable store sales growth	5.1%	9.5%

Net sales increased during the thirteen weeks ended June 28, 2015 as compared to the thirteen weeks ended June 29, 2014, primarily as a result of (i) new store openings after June 29, 2014 and (ii) sales growth at stores operated prior to June 29, 2014. New store openings after June 29, 2014 contributed $109.6 million, or 69%, of the increase in net sales during the thirteen weeks ended June 28, 2015. Additionally, $48.8 million, or 31%, of the increase came from comparable store sales growth and new store openings during fiscal 2014 not yet reflected in comparable store sales.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Net sales	$902,153	$743,810	$158,343	21%
Cost of sales, buying and occupancy	638,514	519,762	118,752	23%
Gross profit	263,639	224,048	39,591	18%
Gross margin	29.2%	30.1%	(0.9)%

Cost of sales, buying and occupancy increased during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $39.6 million as a result of increased sales volume. The gross margin decrease was primarily driven by continued price investments in certain categories, partially offset by leverage in buying costs.

Direct store expenses

	Thirteen weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Direct store expenses	$177,381	$143,155	$34,226	24%
Percentage of net sales	19.7%	19.2%	0.5%

Direct store expenses increased $34.2 million, primarily due to $25.8 million of direct store expenses related to stores opened since June 29, 2014 and a $8.4 million increase in direct store expenses associated with stores operated prior to the thirteen weeks ended June 29, 2014. Direct store expenses, as a percentage of net sales, increased 50 basis points primarily driven by a greater number of new stores open for less than twelve months in 2015 as compared to 2014 and increased utilization of medical benefits, partially offset by leverage in labor and store operating costs at pre-2014 vintages.

Selling, general and administrative expenses

	Thirteen weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Selling, general and administrative expenses	$23,390	$23,100	$290	1%
Percentage of net sales	2.6%	3.1%	(0.5)%

The increase in selling, general and administrative expenses included $2.1 million for advertising expense to support growth into new markets, $0.9 million for corporate payroll to support growth and internalize outsourced functions and $0.7 million for IT maintenance; these increases were partially offset by a $2.3 million decrease in bonus accrual primarily due to lower expected attainment, $1.0 million related to prior year write-off for software, and $0.6 million related to internalizing outsourced functions. Selling, general and administrative expenses decreased as a percentage of net sales primarily driven by lower bonus expense partially offset by increased advertising costs for new stores.

Store pre-opening costs

Store pre-opening costs were $2.5 million for the thirteen weeks ended June 28, 2015 and $2.4 million for the thirteen weeks ended June 29, 2014. Store pre-opening costs in the thirteen weeks ended June 28, 2015 included $1.8 million related to opening eight stores during that period and $0.7 million associated with stores opening the next quarter. Store pre-opening costs in the thirteen weeks ended June 29, 2014 included $1.8 million related to opening six stores during that period and $0.6 million associated with stores opening during the next quarter.

Store closure and exit costs

Store closure and exit costs for the thirteen weeks ended June 28, 2015 primarily relate to adjustments for prior reserves and disposals of assets. Store closure and exit costs for the thirteen weeks ended June 29, 2014 included write-off of liability related to our former warehouse partially offset by ongoing expenses related to prior closures.

Interest expense

Interest expense decreased to $4.4 million for the thirteen weeks ended June 28, 2015 from $6.5 million for the thirteen weeks ended June 29, 2014. The decrease in interest expense is due to the lower principal balances related to payments made on the term loan prior to refinancing, and payments made on the Former Revolving Credit Facility subsequent to the April 2015 Refinancing as well as the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Loss on extinguishment of debt

In the thirteen weeks ended June 28, 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.

Income tax provision

Income tax provision decreased to $18.9 million for the thirteen weeks ended June 28, 2015 from $19.0 million for the thirteen weeks ended June 29, 2014, primarily related to an increase in the enhanced deduction for charitable donations of food inventory. Our effective income tax rate decreased to 37.7% in the thirteen weeks ended June 28, 2015 from 38.7% in the thirteen weeks ended June 29, 2014. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory and a decrease in the effective state income tax rate.

Net income

	Thirteen weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Net income	$31,322	$30,151	$1,171	4%
Percentage of net sales	3.5%	4.1%	(0.6)%

Net income growth was driven by sales growth and reduced interest expense, offset by decreased gross margin, loss on extinguishment of debt, and increases in advertising expense to support our growth into new markets.

Results of Operations for Twenty-Six Weeks Ended June 28, 2015 and June 29, 2014

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-Six weeks ended
	June 28, 2015	June 29, 2014
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$1,759,659	$1,466,416
Cost of sales, buying and occupancy	1,238,227	1,018,509

Gross profit	521,432	447,907
Direct store expenses	340,571	281,386
Selling, general and administrative expenses	47,417	45,579
Store pre-opening costs	5,280	3,367
Store closure and exit costs	1,544	333

Income from operations	126,620	117,242
Interest expense	(10,305)	(12,987)
Other income	174	196
Loss on extinguishment of debt	(5,481)	—

Income before income taxes	111,008	104,451
Income tax provision	(42,219)	(40,567)

Net income	$68,789	$63,884

	Twenty-six weeks ended
	June 28, 2015	June 29, 2014
Comparable store sales growth(1)	4.9%	11.1%

Other Operating Data:
Stores at beginning of period	191	167
Closed	(1)	—
Opened	18	10

Stores at end of period	208	177

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net Sales.”

Comparison of Twenty-Six Weeks Ended June 28, 2015 to Twenty-Six Weeks Ended

June 29, 2014

Net sales

	Twenty-six weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Net sales	$1,759,659	$1,466,416	$293,243	20%
Comparable store sales growth	4.9%	11.1%

Net sales increased during the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014, primarily as a result of (i) new store openings after June 29, 2014 and (ii) sales growth at stores operated prior to June 29, 2014. New store openings after June 29, 2014 contributed $185.3 million, or 63%, of the increase in net sales during the twenty-six weeks ended June 28, 2015. Additionally, $107.9 million, or 37%, of the increase came from comparable store sales growth and new store openings during fiscal 2015 not yet reflected in comparable store sales.

Cost of sales, buying and occupancy and gross profit

	Twenty-six weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Net sales	$1,759,659	$1,466,416	$293,243	20%
Cost of sales, buying and occupancy	1,238,227	1,018,509	219,718	22%
Gross profit	521,432	447,907	73,525	16%
Gross margin	29.6%	30.5%	(0.9)%

Cost of sales, buying and occupancy increased during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $73.5 million as a result of increased sales volume. The gross margin decrease was primarily driven by continued price investments in certain categories, partially offset by leverage in buying costs.

Direct store expenses

	Twenty-six weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Direct store expenses	$340,571	$281,386	$59,185	21%
Percentage of net sales	19.4%	19.2%	0.2%

Direct store expenses increased $59.2 million, primarily due to $42.1 million of direct store expenses related to stores opened since June 29, 2014 and a $17.1 million increase in direct store expenses associated with stores operated prior to the twenty-six weeks ended June 29, 2014. Direct store expenses, as a percentage of net sales, increased 20 basis points primarily due to higher labor costs and depreciation primarily driven by a greater number of new stores open for less than twelve months in 2015 as compared to 2014 and increased utilization of medical benefits partially offset by leverage in labor and store operating costs at pre-2014 vintages. These impacts were partially offset by leverage in buying costs.

Selling, general and administrative expenses

	Twenty-six weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Selling, general and administrative expenses	$47,417	$45,579	$1,838	4%
Percentage of net sales	2.7%	3.1%	(0.4)%

The increase in selling, general and administrative expenses included $3.9 million for advertising expense to support growth into new markets, $2.3 million for corporate payroll to support growth and internalize outsourced functions and $0.8 million for regional administration expense due to additional store count and growth into new regions, $0.6 million increase in IT maintenance, $0.6 million increase in depreciation for our new corporate headquarters; these increases were partially offset by $2.9 million decrease in bonus accrual due to lower expected attainment and lower than expected actual payments for the prior fiscal year, $1.1 million decrease related to internalizing outsourced functions, $1.0 million decrease in consulting expense, $0.9 million for write-off of software in the prior year, and $0.5 million decrease in stock-based compensation expense. Selling, general and administrative expenses decreased as a percent of net sales primarily driven by lower bonus expense partially offset by increased advertising costs for new stores.

Store pre-opening costs

Store pre-opening costs were $5.3 million for the twenty-six weeks ended June 28, 2015 and $3.4 million for the twenty-six weeks ended June 29, 2014. Store pre-opening costs in the twenty-six weeks ended June 28, 2015 included $4.7 million related to opening 18 stores during that period and $0.6 million associated with stores opening the next quarter. Store pre-opening costs in the twenty-six weeks ended June 29, 2014 included $2.7 million related to opening ten stores and relocating one store during that period and $0.7 million associated with stores opening during the next quarter.

Store closure and exit costs

Store closure and exit costs for the twenty-six weeks ended June 28, 2015 includes $1.1 million for the relocation of our support office and adjustments for prior reserves. Store closure and exit costs for the twenty-six weeks ended June 29, 2014 included costs related to the relocation of one store and ongoing expenses related to prior closures.

Interest expense

Interest expense decreased to $10.3 million for the twenty-six weeks ended June 28, 2015 from $13.0 million for the twenty-six weeks ended June 29, 2014. The decrease in interest expense is due to the lower principal balances related to payments made on the Former Term Loan prior to the April 2015 Refinancing, and payments made on the Credit Facility subsequent to refinancing as well as the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Loss on extinguishment of debt

In the twenty-six weeks ended June 28, 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.

Income tax provision

Income tax provision increased to $42.0 million for the twenty-six weeks ended June 28, 2015 from $40.6 million for the twenty-six weeks ended June 29, 2014, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 38.0% in the twenty-six weeks ended June 28, 2015 from 38.8% in the twenty-six weeks ended June 29, 2014. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory and a decrease in the effective state income tax rate.

Net income

	Twenty-six weeks ended
	June 28, 2015	June 29, 2014	Change	% Change
Net income	$68,789	$63,884	$4,905	8%
Percentage of net sales	3.9%	4.4%	(0.5)%

Net income growth was driven by sales growth and reduced interest expense, offset by decreased gross margin, loss on extinguishment of debt, and increases in advertising expense to support our growth into new markets.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Twenty-six weeks ended
	June 28, 2015	June 29, 2014
Cash and cash equivalents at end of period	$97,258	$184,273
Cash provided by operating activities	$120,940	$137,889
Cash used in investing activities	$(74,539)	$(57,678)
Cash provided by (used in) financing activities	$(79,656)	$26,410

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

Operating Activities

Net cash provided by operating activities decreased $17.0 million to $120.9 million for the twenty-six weeks ended June 28, 2015 compared to $137.9 million for the twenty-six weeks ended June 29, 2014. The twenty-six weeks ended June 28, 2015 includes the impact of stores opened since June 29, 2014. The decrease in net cash provided by operating activities was primarily due to $19.1 million in income tax payments made during 2015 and changes in working capital.

Investing Activities

Net cash used in investing activities was $74.5 million for the twenty-six weeks ended June 28, 2015 compared to $57.7 million for the twenty-six weeks ended June 29, 2014. The increase in cash used for investing activities is primarily related to timing of payments on capital expenditures for new store openings, sales enhancing initiatives, capital expenditures for our new support office, store remodels and maintenance capital expenditures.

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

Financing Activities

Net cash used by financing activities was $79.7 million for the twenty-six weeks ended June 28, 2015 compared to cash provided by financing activities of $26.4 million for the twenty-six weeks ended June 29, 2014. The change in cash used by/provided by financing activities of $106.1 million is related to net paydown of debt of $97.8 million, a $6.9 million decrease of excess tax benefits from the exercise of stock options, $1.9 million of deferred financing costs paid in our April 2015 Refinancing, a $0.6 million decrease in cash from landlord related to financing lease obligations and a $0.3 million increase in payments on financing lease obligations. These decreases in cash used by financing activities were offset by a $1.4 million increase in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

See Note 6 “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Credit Facility.

Contractual Obligations

We are committed under certain capital leases for the rental of certain buildings and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2032.

The following table summarizes our lease obligations as of June 28, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$150,031	$20,295	$30,819	$30,149	$68,768
Operating lease obligations(1)	1,219,834	95,555	222,364	214,918	686,997

Totals	$1,369,865	$115,850	$253,183	$245,067	$755,765

(1)	Represents estimated payments for capital and financing and operating lease obligations as of June 28, 2015. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.5 million for years one to three, $1.5 million for years four to five, and $1.6 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and for which there have not been material changes since that filing through June 28, 2015. As discussed in Note 6 to the unaudited financial statements we entered into the Credit Facility with an initial balance of $260.0 million which will mature in April 2020. As of June 28, 2015, the outstanding balance on the Revolving Credit Facility was $160.0 million.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 25% of our net sales for the twenty-six weeks ended June 28, 2015, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

There have been no substantial changes to these estimates or the policies related to them during the twenty-six weeks ended June 28, 2015. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $160.0 million principal outstanding under our Credit Facility as of June 28, 2015, each hundred basis point change in LIBOR would result in a change in interest expense by $1.6 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e)under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 28, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 28, 2015, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On August 5, 2015, the Company entered into a Confidentiality, Non-Competition, and Non-Solicitation Agreement (the “Agreement”) with certain of its team members, including its named executive officers. Pursuant to the Agreement, the team members have agreed, among other things, to hold the Company’s confidential information in strict confidence and to refrain from competing with the Company or soliciting its employees, vendors, suppliers, distributors, consultants, contractors or licensees for a period of one year and two years, respectively, after the termination of their employment with the Company for any reason.

The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Agreement, filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 6, 2015	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document