Form 10-Q
period 2015-09-27
Sprouts Farmers Market, Inc.
filed 2015-11-05
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

As of November 3, 2015, there were outstanding 153,590,850 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$132,000	$130,513
Accounts receivable, net	24,997	14,091
Inventories	161,789	142,793
Prepaid expenses and other current assets	11,279	11,152
Deferred income tax asset	31,806	35,580
Total current assets	361,871	334,129
Property and equipment, net of accumulated depreciation	482,317	454,889
Intangible assets, net of accumulated amortization	193,207	194,176
Goodwill	368,078	368,078
Other assets	19,082	17,801
Total assets	$1,424,555	$1,369,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,656	$112,877
Accrued salaries and benefits	23,436	29,687
Other accrued liabilities	41,077	41,394
Current portion of capital and financing lease obligations	14,625	29,136
Current portion of long-term debt	—	7,746
Total current liabilities	217,794	220,840
Long-term capital and financing lease obligations	116,668	121,562
Long-term debt	160,000	248,611
Other long-term liabilities	95,469	74,071
Deferred income tax liability	17,980	18,600
Total liabilities	607,911	683,684
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 153,589,350 and 151,833,334 shares issued and outstanding, September 27, 2015 and December 28, 2014, respectively	154	152
Additional paid-in capital	573,526	543,048
Retained earnings	242,964	142,189
Total stockholders’ equity	816,644	685,389
Total liabilities and stockholders’ equity	$1,424,555	$1,369,073

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$903,069	$766,415	$2,662,728	$2,232,831
Cost of sales, buying and occupancy	641,612	540,367	1,879,839	1,558,876
Gross profit	261,457	226,048	782,889	673,955
Direct store expenses	177,990	148,633	518,561	430,019
Selling, general and administrative expenses	27,075	24,015	74,492	69,594
Store pre-opening costs	1,825	3,684	7,105	7,051
Store closure and exit costs	167	60	1,711	393
Income from operations	54,400	49,656	181,020	166,898
Interest expense	(3,685)	(6,157)	(13,990)	(19,144)
Other income	171	281	345	477
Loss on extinguishment of debt	-	(1,138)	(5,481)	(1,138)
Income before income taxes	50,886	42,642	161,894	147,093
Income tax provision	(18,900)	(16,577)	(61,119)	(57,144)
Net income	$31,986	$26,065	$100,775	$89,949
Net income per share:
Basic	$0.21	$0.17	$0.66	$0.60
Diluted	$0.21	$0.17	$0.65	$0.58
Weighted average shares outstanding:
Basic	153,585	150,241	153,071	149,227
Diluted	155,952	154,306	155,841	153,879

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$513,771
Net income	—	—	—	107,692	107,692
Issuance of shares under option plans	4,216,774	5	11,307	—	11,312
Excess income tax benefit for exercise of options	—	—	47,261	—	47,261
Tax effect of forfeiture of vested options in equity	—	—	(2)	—	(2)
Equity-based compensation	—	—	5,355	—	5,355
Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	100,775	100,775
Issuance of shares under option plans	1,756,016	2	6,120	—	6,122
Excess income tax benefit for exercise of options	—	—	19,584	—	19,584
Equity-based compensation	—	—	4,774	—	4,774
Balances at September 27, 2015	153,589,350	$154	$573,526	$242,964	$816,644

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities
Net income	$100,775	$89,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,665	40,586
Accretion of asset retirement obligation and closed facility reserve	251	755
Amortization of financing fees and debt issuance costs	617	1,152
Loss on disposal of property and equipment	1,257	1,038
Equity-based compensation	4,776	4,194
Loss on extinguishment of debt	5,481	1,138
Deferred income taxes	3,155	13,067
Changes in operating assets and liabilities:
Accounts receivable	(11,150)	(4,654)
Inventories	(18,996)	(21,848)
Prepaid expenses and other current assets	(25)	1,617
Other assets	(444)	(5,474)
Accounts payable	28,641	7,094
Accrued salaries and benefits	(6,251)	3,374
Other accrued liabilities and income taxes payable	(370)	5,814
Other long-term liabilities	20,709	13,499
Net cash provided by operating activities	179,091	151,301
Cash flows from investing activities
Purchases of property and equipment	(97,390)	(96,099)
Proceeds from sale of property and equipment	49	232
Net cash used in investing activities	(97,341)	(95,867)
Cash flows from financing activities
Proceeds from revolving credit facility	260,000	—
Payments on revolving credit facility	(100,000)	—
Payments on term loan	(261,250)	(55,250)
Payments on capital lease obligations	(492)	(426)
Payments on financing lease obligations	(2,575)	(2,186)
Payments of deferred financing costs	(1,896)	—
Cash from landlord related to financing lease obligations	—	577
Excess tax benefit for exercise of stock options	19,584	35,041
Proceeds from the exercise of stock options	6,366	7,605
Net cash used in financing activities	(80,263)	(14,639)
Net increase in cash and cash equivalents	1,487	40,795
Cash and cash equivalents at beginning of the period	130,513	77,652
Cash and cash equivalents at the end of the period	$132,000	$118,447

Supplemental disclosure of cash flow information
Cash paid for interest	$14,174	$18,164
Cash paid for income taxes	35,075	3,982

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$11,141	$12,156
Property acquired through capital and financing lease obligations	9,899	9,113

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

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K, filed on February 26, 2015.

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

The Company’s business is subject to modest seasonality.  Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 25% of the Company’s net sales for the thirty-nine weeks ended September 27, 2015, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

During thirteen weeks ended June 28, 2015, the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. Accordingly, the Company recognized $0.1 million and $0.8 million of gift card breakage as a component of net sales in the accompanying Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 27, 2015, respectively.

During the thirteen weeks ended September 27, 2015, the Company changed its store inventory count procedure and no longer counted each store at the end of the quarter. Previously the Company had counted inventory at each store at or near the balance sheet date and therefore recorded no estimate for shrink. The Company now counts store inventories on a rotational basis throughout the quarter.  The change in timing necessitates making an estimate for shrink between the count date for each store and the reporting date. Accordingly, the inventory balance in the accompanying Consolidated Balance Sheets includes a $3.8 million inventory shrink reserve as of September 27, 2015.

All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting.  This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted.  The Company’s adoption of this guidance did not have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation.  This guidance will be effective for the Company for its fiscal year 2017.  The FASB recently deferred the effective date of this guidance by one year, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

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

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This guidance will be effective for the Company for its fiscal year 2016. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the potential impact of this guidance.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective for the Company for its fiscal year 2017. The Company is currently evaluating the potential impact of this guidance.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting For Measurement Period Adjustments.” ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance will be effective for the Company for its fiscal year 2016. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the period had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, indefinite-lived intangible assets and long-lived assets and in the valuation of store closure and exit costs.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Credit Facility (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt, including current maturities, approximates carrying value as of September 27, 2015. Based on open market transactions comparable to the Former Term Loan (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt, approximates carrying value as of December 28, 2014.The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	September 27, 2015	December 28, 2014
Vendor	$15,207	$8,246
Receivables from landlords	6,808	1,993
Other	2,982	3,852
Total	$24,997	$14,091

The Company had recorded allowances for certain vendor receivables of $0.1 million and $0.3 million at September 27, 2015 and December 28, 2014, respectively.

Other receivables at December 28, 2014 included amounts receivable for payroll taxes and exercise prices for options exercised but for which the cash was not received by the balance sheet date.

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	September 27, 2015	December 28, 2014
Accrued payroll	$9,228	$9,196
Vacation	8,970	7,476
Bonus	4,295	12,138
Other	943	877
Total	$23,436	$29,687

6. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	September 27, 2015	December 28, 2014
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$160,000	$—
Former Term Loan, net of original issue discount	April 23, 2020	Variable	—	$256,357
Former Revolving Credit Facility	April 23, 2018	Variable	—	—
Total debt			160,000	256,357
Less current portion			—	(7,746)
Long-term debt, net of current portion			$160,000	$248,611

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Agreement provides for a revolving credit facility with an initial aggregate commitment of $450.0 million (the “Credit Facility”), which may be increased from time to time pursuant to an expansion feature set forth in the Credit Agreement.

Concurrently with the closing of the Credit Agreement, the Company borrowed $260.0 million to pay off its existing $257.8 million Former Term Loan (the “April 2015 Refinancing”), and to terminate all commitments under its existing senior secured credit facility, dated April 23, 2013 (the “Former Credit Facility”) and to pay transaction costs related to the April 2015 Refinancing. Such repayment resulted in a $5.5 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount. No amounts were outstanding under the Former Revolving Credit Facility on April 17, 2015. The remaining proceeds of loans made under the Credit Facility were used for general corporate purposes.

The Company capitalized debt issuance costs of $2.3 million related to the Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Facility.

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $2.5 million have been issued as of September 27, 2015, primarily to support the Company’s insurance programs.

Guarantees

Obligations under the Credit Facility are guaranteed by the Company and all of its current and future wholly-owned material domestic subsidiaries, and are secured by first-priority security interests in substantially all of the assets of the Company and its subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.

Interest and Fees

Loans under the Credit Facility bear interest, at the Company’s option, either at adjusted LIBOR plus 1.25% per annum, or a base rate plus 0.25% per annum. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total gross leverage ratio, as defined in the Credit Agreement. Under the terms of the Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the Credit Facility commitments equal to 0.15% per annum.

Outstanding letters of credit under the Credit Facility are subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

Following the closing of the Credit Facility and the initial borrowing of $260.0 million, the Company made a total of $100.0 million of principal payments on the Credit Facility, which reduced the Company’s total outstanding debt to $160.0 million at September 27, 2015.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In addition, the Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.00 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended June 28, 2015.

The Company was in compliance with all applicable covenants under the Credit Agreement as of September 27, 2015.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the terms of the Former Credit Facility, the Company was obligated to pay a commitment fee on the available unused amount of the Former Revolving Credit Facility commitments equal to 0.50% per annum.

7. Closed Facility Reserves

The following is a summary of closed facility reserve activity during the thirty-nine weeks ended September 27, 2015 and fiscal year ended December 28, 2014:

	September 27, 2015	December 28, 2014
Beginning balance	$1,785	$4,713
Additions	1,144	688
Usage	(1,004)	(3,204)
Adjustments	389	(412)
Ending balance	$2,314	$1,785

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

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended September 27, 2015 and September 28, 2014 was 37.1% and 38.9%, respectively. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory and a decrease in the effective state income tax rate.

The Company’s effective tax rate for the thirty-nine weeks ended September 27, 2015 and September 28, 2014 was 37.8% and 38.9%, respectively. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory and a decrease in the effective state income tax rate.

Excess tax benefits associated with stock option exercises and vested restricted stock units are credited to stockholders’ equity.  The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes.  The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $19.6 million for the thirty-nine weeks ended September 27, 2015, which included $0.1 million of income tax benefits related to stock award activity prior to 2015. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

9. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company. During the thirteen weeks ended September 27, 2015 and September 28, 2014, purchases from this supplier were $2.3 million and $2.0 million, respectively. During the thirty-nine weeks ended September 27, 2015 and September 28, 2014, purchases from this supplier were $7.1 million and $5.8 million, respectively. At September 27, 2015 and September 28, 2014, the Company had recorded accounts payable due to this supplier of $0.7 million and $0.6 million, respectively.

On November 3, 2015, the Company entered into an agreement to purchase an airplane from this board member for $7.5 million. The transaction is expected to close during November 2015, subject to customary pre-closing inspection.

Another member of the Company’s board of directors purchased stock in a technology supplier to the Company in January 2015 and provided a loan to this company in May 2015. During the thirteen

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

weeks ended September 27, 2015 and September 28, 2014, purchases from this supplier were $1.7 million and $1.3 million, respectively. During the thirty-nine weeks ended September 27, 2015 and September 28, 2014, purchases from this supplier were $4.8 million and $4.2 million, respectively. At September 27, 2015 and September 28, 2014, the Company had recorded accounts payable due to this supplier of $0.2 million and zero, respectively.

This board member also provided a convertible loan to a technology supplier to the Company in September 2015. During the thirteen weeks ended September 27, 2015 and September 28, 2014, purchases from this supplier were $0.2 million and $0.3 million, respectively. During the thirty-nine weeks ended September 27, 2015 and September 28, 2014, purchases from this supplier were $0.4 million and $0.6 million, respectively. At both September 27, 2015 and September 28, 2014, the Company had recorded accounts payable due to this supplier of $0.1 million.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Basic net income per share:
Net income	$31,986	$26,065	$100,775	$89,949
Weighted average shares outstanding	153,585	150,241	153,071	149,227
Basic net income per share	$0.21	$0.17	$0.66	$0.60
Diluted net income per share:
Net income	$31,986	$26,065	$100,775	$89,949
Weighted average shares outstanding	153,585	150,241	153,071	149,227
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,360	4,065	2,739	4,652
Restricted stock units	7	—	31	—
Weighted average shares and equivalent shares outstanding	155,952	154,306	155,841	153,879
Diluted net income per share	$0.21	$0.17	$0.65	$0.58

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the thirteen weeks ended September 27, 2015, the computation of diluted net income per share does not include 2.9 million options as those options would have been antidilutive or were unvested performance-based options and 0.1 million RSUs as those RSUs would have been antidilutive, and 0.1 million for PSAs. For the thirteen weeks ended September 28, 2014, the computation of diluted net income per share does not include 1.0 million options, as those options would have been antidilutive or were unvested performance-based options.

For the thirty-nine weeks ended September 27, 2015 the computation of diluted net income per share does not include 0.8 million options, as those options would have been antidilutive or were unvested performance-based options, and 0.1 million for PSAs. For the thirty-nine weeks ended September 28, 2014, the computation of diluted net income per share does not include 1.0 million options, as those options would have been antidilutive or were unvested performance-based options.

13. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering (IPO) and replaced the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) (except with respect to outstanding options to acquire shares under the 2011 Option Plan). The 2013 Incentive Plan and 2011 Option Plan are collectively referred to as the “Option Plans”. The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

On March 11, 2015, under the 2013 Incentive Plan, the Company granted to certain officers and team members time-based options to purchase an aggregate of 277,833 shares of common stock at an exercise price of $34.33 per share, with a grant date fair value of $9.42 per share.  The Company also granted an aggregate of 87,394 RSUs (as described below), each with a grant date fair value of $34.33, and 71,753 PSAs (as described below), each with a grant date fair value of $34.33.

On May 21, 2015, under the 2013 Incentive Plan, the Company granted to independent members of its board of directors time-based options to purchase an aggregate of 14,492 shares of common stock at an exercise price of $30.30 per share, with a grant date fair value of $8.28 per share. The Company also granted to the independent directors an aggregate of 3,896 RSUs, each with a grant date fair value of $30.30.

On August 11, 2015, under the 2013 Incentive Plan, the Company granted to certain officers, an independent member of its board of directors, and certain team members time-based options to purchase an aggregate of 2,138,899 shares of common stock at an exercise price of $20.98 per share, with a grant date fair value of $5.79 per share.  The Company also granted an aggregate of 5,660 RSUs, each with a grant date fair value of $20.98 to an independent member of its board of directors and certain team members.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. At September 27, 2015, there were 3,046,737 options outstanding under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the 2011 Option Plan to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. At September 27, 2015, there were 4,410,452 options outstanding under the 2011 Option Plan.

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

PSAs

PSAs are restricted shares or RSUs that are subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date.  The performance conditions must be met, or the PSAs are cancelled. If the performance conditions are met, the PSAs vest 50 percent at each of the second and third anniversary of the grant date.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of sales, buying and occupancy	$187	$152	$418	$546
Direct store expenses	294	215	762	580
Selling, general and administrative expenses	1,861	832	3,594	3,068
Equity-based compensation expense before income taxes	2,342	1,199	4,774	4,194
Income tax benefit	(885)	(480)	(1,804)	(1,678)
Net equity-based compensation expense	$1,457	$719	$2,970	$2,516

As of September 27, 2015 and December 28, 2014, there were approximately 7.5 million and 6.9 million options outstanding, of which 2.8 million and 0.9 million were unvested options, respectively.

At both September 27, 2015 and December 28, 2014, there were approximately 0.1 million unvested RSUs outstanding.

As of September 27, 2015 and December 28, 2014, there were approximately 0.1 million and no unvested PSAs, respectively.

As of September 27, 2015 total unrecognized compensation expense related to outstanding options was $15.1 million which, if the applicable service and performance conditions are fully met, is expected to be recognized over the next 2.4 years on a weighted-average basis.

As of September 27, 2015, total unrecognized compensation expense related to outstanding RSUs was $3.7 million which, if the service conditions are fully met, is expected to be recognized over the next 1.6 years on a weighted-average basis.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 27, 2015, total unrecognized compensation expense related to outstanding PSAs was $2.5 million which, if the performance conditions are fully met, is expected to be recognized over the next 2.0 years on a weighted-average basis. If performance conditions are not met, no expense will be recorded for the PSAs for which the conditions were not met.  As of September 27, 2015, it was not expected that the performance conditions would be met and no expense had been recorded for the PSAs.

During the thirty-nine weeks ended September 27, 2015 and September 28, 2014, the Company received $6.4 million and $7.6 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market, Inc. operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 216 stores in thirteen states as of September 27, 2015, we are one of the largest specialty retailers of natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, driving comparable store sales growth and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 24 stores and relocated one store during 2014. We expect to continue to expand our store base with 27 store openings planned in fiscal 2015, of which 26 have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We aim to achieve 14% annual new store growth for at least the next five years.

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

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. In 2010, we had 54 stores and reached over $620 million in net sales and approximately 3,700 team members. In April 2011, we partnered with investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P., and added 43 stores by merging with Henry’s Holdings, LLC and its Sun Harvest-brand stores. Our merger with Henry’s Holdings, LLC and new store openings brought us to 103 total stores located in Arizona, California, Colorado and Texas as of the end of 2011. In May 2012, we added another 37 stores through our acquisition of Sunflower Farmers Markets, Inc. and extended our footprint into New Mexico, Nevada, Oklahoma and Utah. In August 2013, we completed an initial public offering (“referred to as our IPO”) and our common stock began trading on the NASDAQ Global Select Market. Since the IPO, we have continued to expand, adding stores in our existing markets and extending into Kansas, Georgia, Missouri, Alabama and Tennessee.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period.  The third quarters of fiscal 2015 and 2014 were thirteen-week periods ended September 27, 2015 and September 28, 2014, respectively.

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

Results of Operations for Thirteen Weeks Ended September 27, 2015 and September 28, 2014

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 27, 2015	September 28, 2014
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$903,069	$766,415
Cost of sales, buying and occupancy	641,612	540,367
Gross profit	261,457	226,048
Direct store expenses	177,990	148,633
Selling, general and administrative expenses	27,075	24,015
Store pre-opening costs	1,825	3,684
Store closure and exit costs	167	60
Income from operations	54,400	49,656
Interest expense	(3,685)	(6,157)
Other income	171	281
Loss on extinguishment of debt	—	(1,138)
Income before income taxes	50,886	42,642
Income tax provision	(18,900)	(16,577)
Net income	$31,986	$26,065

	Thirteen weeks ended
	September 27, 2015	September 28, 2014
Comparable store sales growth(1)	5.8%	9.0%

Other Operating Data:
Stores at beginning of period	208	177
Opened	8	14
Stores at end of period	216	191

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net Sales.”

Comparison of Thirteen Weeks Ended September 27, 2015 to Thirteen Weeks Ended

September 28, 2014

Net sales

	Thirteen weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Net sales	$903,069	$766,415	$136,654	18%
Comparable store sales growth	5.8%	9.0%

Net sales increased during the thirteen weeks ended September 27, 2015 as compared to the thirteen weeks ended September 28, 2014, primarily as a result of (i) new store openings after September 28, 2014 and (ii) sales growth at stores operated prior to September 28, 2014. New store openings after September 28, 2014 contributed $78.0 million, or 57%, of the increase in net sales during the thirteen weeks ended September 27, 2015.  Additionally, $58.7 million, or 43%, of the increase came from comparable store sales growth and new store openings during fiscal 2014 not yet reflected in comparable store sales.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Net sales	$903,069	$766,415	$136,654	18%
Cost of sales, buying and occupancy	641,612	540,367	101,245	19%
Gross profit	261,457	226,048	35,409	16%
Gross margin	29.0%	29.5%	(0.5)%

Cost of sales, buying and occupancy increased during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $40.3 million as a result of increased sales volume, offset by a decrease of $4.9 million related to decreased margin.  The gross margin decrease was primarily driven by continued price investments in certain categories.

Direct store expenses

	Thirteen weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Direct store expenses	$177,990	$148,633	$29,357	20%
Percentage of net sales	19.7%	19.4%	0.3%

Direct store expenses increased $29.4 million, due to $19.0 million of direct store expenses related to stores opened since September 28, 2014 and a $10.4 million increase in direct store expenses associated with stores operated prior to September 28, 2014. Direct store expenses, as a percentage of net sales, increased 30 basis points due to timing of capitalization of store development expense, higher investments in employee training and higher labor costs at new stores.  This was partially offset by lower utilization of medical benefits and lower bonus expense.

Selling, general and administrative expenses

	Thirteen weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Selling, general and administrative expenses	$27,075	$24,015	$3,060	13%
Percentage of net sales	3.0%	3.1%	(0.1)%

The increase in selling, general and administrative expenses included $1.0 million in share-based compensation expense due to management transitions during the quarter, $0.8 million in corporate payroll to support growth, $0.6 million for advertising expense to support growth into new markets, $0.6 million due to a credit for software expense in the prior year, $0.5 million for IT maintenance, and other less significant increases in expense. These increases were partially offset by $1.0 million lower bonus expense due to lower expected attainment and $0.9 million of secondary offering expense in the prior year.

Store pre-opening costs

Store pre-opening costs were $1.8 million for the thirteen weeks ended September 27, 2015 and $3.7 million for the thirteen weeks ended September 28, 2014. Store pre-opening costs in the thirteen weeks ended September 27, 2015 included $1.7 million related to opening eight stores during that period and $0.1 million associated with stores expected to open subsequent to quarter end. Store pre-opening costs in the thirteen weeks ended September 28, 2014 included $3.6 million related to opening 14 stores during that period and $0.1 million associated with stores opened subsequent to quarter end.

Interest expense

Interest expense decreased to $3.7 million for the thirteen weeks ended September 27, 2015 from $6.2 million for the thirteen weeks ended September 28, 2014.  The decrease in interest expense is due to lower principal balances on both the current Credit Facility and Former Revolving Credit Facility combined with the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Loss on extinguishment of debt

In the thirteen weeks ended September 28, 2014, we made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the Former Term Loan.

Income tax provision

Income tax provision increased to $18.9 million for the thirteen weeks ended September 27, 2015 from $16.6 million for the thirteen weeks ended September 28, 2014, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 37.1% in the thirteen weeks ended September 28, 2015 from 38.9% in the thirteen weeks ended September 28, 2014. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory, an increase in the prior year tax credits and a decrease in the effective state income tax rate.

Net income

	Thirteen weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Net income	$31,986	$26,065	$5,921	23%
Percentage of net sales	3.5%	3.4%	0.1%

Net income growth was driven by sales growth and reduced interest expense, offset by decreased gross margin.

Results of Operations for Thirty-Nine Weeks Ended September 27, 2015 and September 28, 2014

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$2,662,728	$2,232,831
Cost of sales, buying and occupancy	1,879,839	1,558,876
Gross profit	782,889	673,955
Direct store expenses	518,561	430,019
Selling, general and administrative expenses	74,492	69,594
Store pre-opening costs	7,105	7,051
Store closure and exit costs	1,711	393
Income from operations	181,020	166,898
Interest expense	(13,990)	(19,144)
Other income	345	477
Loss on extinguishment of debt	(5,481)	(1,138)
Income before income taxes	161,894	147,093
Income tax provision	(61,119)	(57,144)
Net income	$100,775	$89,949

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014
Comparable store sales growth(1)	5.2%	10.4%

Other Operating Data:
Stores at beginning of period	191	167
Closed	(1)	—
Opened	26	24
Stores at end of period	216	191

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net Sales.”

Comparison of Thirty-Nine Weeks Ended September 27, 2015 to Thirty-Nine Weeks Ended

September 28, 2014

Net sales

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Net sales	$2,662,728	$2,232,831	$429,897	19%
Comparable store sales growth	5.2%	10.4%

Net sales increased during the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014, primarily as a result of (i) sales growth at stores operated prior to September 28, 2014 and (ii) new store openings after September 28, 2014.   During the thirty-nine weeks ended September 27, 2015, $260.6 million, or 61%, of the increase came from comparable store sales growth and new store openings during fiscal 2014 not yet reflected in comparable store sales. Additionally, new store openings after September 28, 2014 contributed $169.3 million, or 39%, of the increase in net sales during the thirty-nine weeks ended September 27, 2015.

Cost of sales, buying and occupancy and gross profit

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Net sales	$2,662,728	$2,232,831	$429,897	19%
Cost of sales, buying and occupancy	1,879,839	1,558,876	320,963	21%
Gross profit	782,889	673,955	108,934	16%
Gross margin	29.4%	30.2%	(0.8)%

Cost of sales, buying and occupancy increased during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $129.8 million as a result of increased sales volume, offset by a decrease of $20.8 million related to decreased margin.  The gross margin decrease was primarily driven by continued price investments in certain categories.

Direct store expenses

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Direct store expenses	$518,561	$430,019	$88,542	21%
Percentage of net sales	19.5%	19.3%	0.2%

Direct store expenses increased $88.5 million, due to $48.5 million of direct store expenses related to stores opened since September 28, 2014 and a $40.0 million increase in direct store expenses associated with stores operated prior to September 28, 2014.  Direct store expenses, as a percentage of net sales, increased 20 basis points primarily due to higher depreciation, higher investments in employee training and labor costs at new stores. These increases were partially offset by lower utilization of medical benefits and lower bonus expense.

Selling, general and administrative expenses

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Selling, general and administrative expenses	$74,492	$69,594	$4,898	7%
Percentage of net sales	2.8%	3.1%	(0.3)%

The increase in selling, general and administrative expenses included $4.4 million for advertising expense to support growth into new markets, $3.1 million for corporate payroll to support growth and internalize outsourced functions, $1.1 million increase in IT maintenance, $0.9 million for regional administration expense due to additional store count and growth into new regions, $0.8 million increase in depreciation for our new corporate headquarters; these increases were partially offset by $3.6 million decrease in bonus expense due to  lower expected attainment and lower than expected actual payments for the prior fiscal year, $2.0 million less secondary offering expense in current year and a $0.9 million decrease in expense related to internalizing outsourced functions. Selling, general and administrative expenses decreased as a percent of net sales primarily driven by lower bonus expense partially offset by higher advertising costs for new stores and corporate payroll.

Store pre-opening costs

Store pre-opening costs were $7.1 million for both the thirty-nine weeks ended September 27, 2015 and the thirty-nine weeks ended September 28, 2014. Store pre-opening costs in the thirty-nine weeks ended September 27, 2015 included $6.9 million related to opening 26 stores during that period and $0.2 million associated with stores expected to open subsequent to quarter end. Store pre-opening costs in the thirty-nine weeks ended September 28, 2014 included $6.8 million related to opening 24 stores and relocating one store during that period and $0.3 million associated with stores expected to open subsequent to quarter end.

Store closure and exit costs

Store closure and exit costs for the thirty-nine weeks ended September 27, 2015 includes $1.7 million for the relocation of our support office and adjustments for prior reserves. Store closure and exit costs for the thirty-nine weeks ended September 28, 2014 included costs related to the relocation of one store, a $1.2 million favorable adjustment to reserves for settlement with landlord, offset by changes in reserves for stores and facilities already closed and ongoing expenses related to prior closures.  Additionally, we determined that we should have been recording accretion expense for store closure reserves and liability for certain occupancy costs.  We made a correcting entry of $0.9 million to adjust the liability for closed stores to include such accretion and liability for certain occupancy costs for prior periods.  The effect of this entry was not material to any period.

Interest expense

Interest expense decreased to $14.0 million for the thirty-nine weeks ended September 27, 2015 from $19.1 million for the thirty-nine weeks ended September 28, 2014.  The decrease in interest expense is due to the lower principal balances on both the current Credit Facility and Former Revolving Credit Facility combined with the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Loss on extinguishment of debt

In the thirty-nine weeks ended September 27, 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.  In the thirty-nine weeks ended September 28, 2014, we made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the term loan.

Income tax provision

Income tax provision increased to $61.1 million for the thirty-nine weeks ended September 27, 2015 from $57.1 million for the thirty-nine weeks ended September 28, 2014, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 37.8% in the thirty-nine weeks ended September 27, 2015 from 38.9% in the thirty-nine weeks ended September 28, 2014. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory, an increase in the prior year tax credits and a decrease in the effective state income tax rate.

Net income

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014	Change	% Change
Net income	$100,775	$89,949	$10,826	12%
Percentage of net sales	3.8%	4.0%	(0.2)%

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Thirty-nine weeks ended
	September 27, 2015	September 28, 2014
Cash and cash equivalents at end of period	$132,000	$118,447
Cash provided by operating activities	$179,091	$151,301
Cash used in investing activities	$(97,341)	$(95,867)
Cash used in financing activities	$(80,263)	$(14,639)

Since inception, we have financed our operations primarily through cash generated from our operations, sales of our equity and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodel and maintenance capital expenditures, and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

Net cash provided by operating activities increased $27.8 million to $179.1 million for the thirty-nine weeks ended September 27, 2015 compared to $151.3 million for the thirty-nine weeks ended September 28, 2014. The thirty-nine weeks ended September 27, 2015 includes the impact of stores opened since September 28, 2014.

Investing Activities

Net cash used in investing activities was $97.3 million for the thirty-nine weeks ended September 27, 2015 compared to $95.9 million for the thirty-nine weeks ended September 28, 2014. The increase in cash used for investing activities is primarily related to increased capital expenditures for new store openings, sales enhancing initiatives, our new support office, store remodels and maintenance capital expenditures.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, annual maintenance capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures of approximately $105 million in fiscal 2015, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used in financing activities was $80.3 million for the thirty-nine weeks ended September 27, 2015 compared to cash used in financing activities of $14.6 million for the thirty-nine weeks ended September 28, 2014. The change in cash used in financing activities of $65.6 million is related to an increase in the net paydown of debt of $46.0 million, a $15.5 million decrease of excess tax benefits from the exercise of stock options, $1.9 million of deferred financing costs paid in our April 2015 Refinancing, and a $1.2 million decrease in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

See Note 6 “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Credit Facility and our Former Credit Facility.

Contractual Obligations

We are committed under certain capital leases for the rental of certain buildings and land and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2032.

The following table summarizes our lease obligations as of September 27, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$160,896	$24,958	$37,819	$29,683	$68,436
Operating lease obligations(1)	1,274,667	101,271	231,625	221,928	719,843
Totals	$1,435,563	$126,229	$269,444	$251,611	$788,279

(1)

Represents estimated payments for capital and financing and operating lease obligations as of September 28, 2015. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.4 million for years one to three, $1.4 million for years four to five, and $1.4 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and for which there have not been material changes since that filing through September 27, 2015.  As discussed in Note 6 to the unaudited consolidated financial statements we entered into the Credit Facility with an initial balance of $260.0 million which will mature in April 2020. As of September 27, 2015, the outstanding balance on the Revolving Credit Facility was $160.0 million.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 25% of our net sales for the thirty-nine weeks ended September 27, 2015, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

During the thirteen weeks ended September 27, 2015, we changed our store inventory count procedure and no longer count inventory at the end of the quarter for each store.  Accordingly, the inventory balance in the accompanying unaudited Consolidated Balance Sheets includes a $3.8 million shrink reserve as of September 27, 2015. There have been no other substantial changes to these estimates or the policies related to them during the thirty-nine weeks ended September 28, 2015.  For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $160.0 million principal outstanding under our Credit Facility as of September 27, 2015, each hundred basis point change in LIBOR would result in a change in interest expense by $1.6 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 27, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 27, 2015, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 5.  Other Information.

On November 4, 2015, our board of directors adopted an Executive Severance and Change in Control Plan (the “Plan”) to provide benefits and payments to certain of our senior executive officers if their employment is terminated under certain circumstances.  The Plan covers senior executive officers designated by the compensation committee of our board of directors, including our named executive officers (other than our chief executive officer) that do not otherwise have employment agreements which specifically provide for severance.  In addition, if one of our senior executive officers designated for participation in the Plan has an employment agreement and his or her employment is terminated in connection with a change in control under circumstances providing for change in control severance benefits under the Plan (as described below), the senior executive officer is eligible to receive change in control severance benefits under the Plan, rather than severance benefits under the applicable employment agreement.

In the event that a Plan participant’s employment is terminated by us due to elimination of job position, reduction in force or restructuring, or by a participant due to relocation, and such termination does not constitute a termination in connection with a change in control described below and is not within 12 months of the participant’s date of hire,  (a) our chief financial officer and chief operating officer  will be eligible to receive continued payments of base salary for two years and COBRA premium reimbursement for two years (or, if earlier, until the participant is no longer eligible for COBRA coverage), the aggregate amount of the annual bonus amounts received in respect of the prior two completed fiscal years, and a prorated bonus based on actual performance for the fiscal year in which termination occurs; and (b) other participants will be eligible to receive continued payments of base salary for one year and COBRA premium reimbursement for one year (or, if earlier, until the participant is no longer eligible for COBRA coverage), an amount equal to the participant’s target bonus at the time of termination, and a prorated bonus based on actual performance for the fiscal year in which termination occurs.

In the event that a Plan participant’s employment is terminated by us without cause or by the participant for good reason (each as defined by the Plan) upon or during the 24 month period following a change in control (as defined by the Plan),Plan participants will be eligible to receive continued payments of base salary for two years and COBRA premium reimbursement  for two years (or, if earlier, until the participant is no longer eligible for COBRA coverage), as well as an amount equal to the participant’s target bonus at the time of termination.

The foregoing summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan, filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Airplane Purchase

On November 3, 2015, we entered into an agreement to purchase an airplane (the “Purchase Agreement”) from an entity controlled by Shon Boney, a member of our board of directors, for $7.5 million, which is below the estimated market value we obtained from a third party appraisal of the airplane.  The transaction is expected to close during November 2015, subject to customary pre-closing inspection.

The foregoing summary of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Executive Severance and Change in Control Plan

10.2	Aircraft Purchase Agreement, dated November 3, 2015, by and between Sprouts Farmers Markets Holdings, LLC and CJ Leasing Services LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: November 5, 2015	By:	/s/ Susannah Livingston
	Name:	Susannah Livingston
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Severance and Change in Control Plan

10.2	Aircraft Purchase Agreement, dated November 3, 2015, by and between Sprouts Farmers Markets Holdings, LLC and CJ Leasing Services LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document