Form 10-K
period 2016-01-03
Sprouts Farmers Market, Inc.
filed 2016-02-25
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $4,287,557,387, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 24, 2016, there were outstanding 150,358,916 shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 3, 2016.

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

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, deli, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 224 stores in 13 states as of February 25, 2016, we are one of the largest specialty retailers of fresh, natural and organic food in the United States.

At Sprouts, we believe healthy living is a journey and every meal is a choice. The cornerstones of our business are fresh, natural and organic products at compelling prices (which we refer to as “Healthy Living for Less”), an attractive and differentiated shopping experience featuring a broad selection of innovative healthy products, and knowledgeable team members who we believe provide best-in-class customer engagement and product education.

Healthy Living for Less. We offer high-quality, fresh, natural and organic products at attractive prices in every department. Consistent with our farmers market heritage, our offering begins with fresh produce, which we source, warehouse and distribute in-house and sell at prices we believe to be significantly below those of other food retailers. In addition, our scale, operating structure and deep industry relationships position us to consistently deliver competitive prices and promote value throughout the store. Based on our experience, we believe we attract a broad customer base, including conventional supermarket customers, and appeal to a much wider demographic than other specialty retailers of natural and organic food. We believe that over time, our compelling prices and product offering convert many “trial” customers into loyal “lifestyle” customers who shop Sprouts with greater frequency and across an increasing number of departments.

Attractive, Differentiated Shopping Experience. In a convenient, small-box format (average store size of 28,000 to 30,000 sq. ft.), our stores have a farmers market feel, with a bright, open-air atmosphere to create a comfortable and engaging in-store experience. We strive to be our customers’ everyday healthy grocery store. We feature fresh produce and bulk foods at the center of the store surrounded by a complete grocery offering. Consistent with our fresh, natural and organic offering, we choose not to carry most of the traditional, national branded consumer packaged goods generally found at conventional grocery retailers (e.g., Doritos, Tide and Lucky Charms). Instead, we offer high-quality and innovative healthier alternatives that emphasize our focus on fresh, natural and organic products at great values.

Customer Engagement and Education. Our commitment to “Healthy Living for Less” is shared by team members throughout the entire organization who are dedicated to our passion for educating and engaging with our customers with the goal of making healthy eating easier and more accessible. We believe our well-trained and engaged team members, as well as the materials we disseminate through our digital and social media platforms, help our customers increasingly understand that they can purchase a wide selection of high-quality, healthy, and great tasting food for themselves and their families at attractive prices by shopping at Sprouts.

Our Industry

We operate within the grocery store industry which encompasses store formats ranging from small grocery and convenience stores to large independent and chain supermarkets. According to the Progressive Grocer, U.S. supermarket sales totaled over $638 billion in 2014. Based on our industry experience, we believe we are capturing significant market share from conventional supermarkets and other specialty concepts in this supermarket segment.

The supermarket segment is comprised of various formats, including conventional, supercenter, natural / gourmet, limited assortment and warehouse. While the natural and organic food segment is one of the fastest growing segments in the industry, conventional supermarkets have experienced overall share decline from approximately 73% in 2005 to 65% in 2014, according to the Progressive Grocer, as customers have migrated to other grocery retail formats, including specialty grocers and mass retailers. Conventional supermarket customers are attracted to competitors’ unique product offerings, formats and differentiated shopping experiences.

We believe Sprouts offers consumers a compelling value relative to conventional supermarkets and mass retailers and will continue to benefit from the following industry and consumer trends:

•

Increasing consumer focus on health and wellness. We believe, based on our industry experience, that consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. According to SPINS LLC, a leading provider of retail consumer insights, analytics and consulting for the natural, organic and specialty products industry, sales of natural and organic products, including food and supplements, are projected to grow from $105 billion in 2014 to over $166 billion in 2019, representing projected annual growth of over 9%.

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

•

Emphasis on the customer shopping experience. Consumers are increasingly focused on their shopping experience, and often choose their shopping location based on variety, price and higher-quality produce and meat. Shoppers are also loyal to their primary store, with 75% of their total grocery budget spent at their primary store according to a survey in the Food Marketing Institute’s U.S. Grocery Shopper Trends 2014. Grocers are therefore focused on providing a broad selection of products along with exceptional customer service.

•

Consumer desire for value. Customers across formats seek quality products at compelling value and certain traditional, natural and organic retailers have faced pressure on sales as customers shifted to lower-priced items or eliminated certain discretionary purchases. We believe consumers will continue to seek high-quality, value-priced offerings in their purchases over the long-term, regardless of macroeconomic conditions.

Growing Our Business

We believe we are well-positioned to capitalize on two powerful, long-term consumer trends—a growing interest in health and wellness and a focus on value and are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expand our store base. We intend to continue expanding our store base by pursuing new store openings in existing markets, expanding into adjacent markets and penetrating new markets. We have opened 19, 24 and 27 new stores in fiscal 2013, 2014 and 2015, respectively, representing 14% unit growth each year. We expect to continue to expand our store base with 36 store openings planned in fiscal 2016, of which seven have opened as of the date of this Annual Report on Form 10-K, and we intend to achieve 14% annual new store growth over at least the next five years.

The below diagram shows our store footprint, by state, as of January 3, 2016.

Continue positive comparable store sales. For 35 consecutive quarters, including throughout the economic downturn from 2008 to 2010, stores under our management have achieved positive comparable store sales growth. We believe the consistency of our performance over time and across geographies and vintages is the result of a number of factors, including our distinctive value positioning and merchandising strategies, product innovation and a well-trained staff focused on customer education and engagement. We believe we can continue to grow the number and size of customer transactions by enhancing our core value proposition and distinctive customer-oriented shopping experience. We aim to grow our average ticket by continuing to expand and refine our fresh, natural and organic product offering, our targeted and personalized marketing efforts and our in-store and digital education. We believe these factors, combined with the continued strong growth in fresh, natural and organic food consumption, will allow Sprouts to gain new customers, increase customer loyalty and, over time, convert single-department trial customers into core, lifestyle customers who shop Sprouts with greater frequency and across an increasing number of departments.

Grow the Sprouts Farmers Market brand. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, private label offerings and corporate partnerships. In addition, we will continue our community outreach and charity programs to more broadly connect with our local communities with the aim of promoting our brand and educating consumers on healthy choices. We will also continue to expand our innovative marketing and promotional strategy through print, digital and social media platforms.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 3, 2016, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market (referred to as “Henry’s”) and 39 Sunflower Farmers Market (referred to as “Sunflower”) stores added through acquisitions to the Sprouts banner (referred to as the “Transactions”). These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform. As of January 3, 2016, we had 217 stores in 13 states, and are one of the largest specialty retailers of fresh, natural and organic food in the United States.

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

•

Store Design. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a complete grocery offering. We typically dedicate approximately 15% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open floor plans and low displays, intended to provide an easy-to-shop environment that allows our customers to view the entire store. The below diagram shows a sample layout of our stores:

•

Culture of Customer Engagement. We are committed to providing and believe we have best-in-class customer engagement, which builds trust with our customers and differentiates the Sprouts shopping experience from that of many of our competitors. We design our stores to maximize customers’ interactions with our team members, as we believe this interaction provides an opportunity to educate customers and provides a valued, differentiated customer service model, which enhances customer loyalty and increases visits and purchases over time.

Customer engagement is critical to our culture and we place great importance on training our team members on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every department. Our team members are trained and empowered to proactively engage with customers throughout the entire store. This includes investing time to educate them on the benefits of different vitamins, sharing ways to prepare a meal or cutting a piece of produce or opening a package to offer customers product tastings throughout the store. We consider customer education and engagement to be particularly important as many conventional supermarket customers that have not shopped our stores believe that eating healthy is expensive and difficult.

Our stores are typically staffed with 80 to 90 full and part-time team members including a store manager, an assistant store manager, eight department managers, five assistant department managers, store office staff and other team members.

•

Recruiting, Training, Development and Promotion. We strive to create a strong and unified company culture and develop team members throughout the entire organization. We have prioritized making investments in training that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers.  We also have regional department level merchandisers and trainers who are focused on training team members within departments and also assist with store and local merchandising strategies and execution. For new stores, we typically have team members on site approximately three to four weeks before opening to optimize initial and long-term store performance and customer service. We also have approximately 100 people in the field as regional support teams in human resources, operations and compliance. These teams focus on hiring, retention, training, food safety, security, financial management and other operational best practices. We regularly perform audits of our stores to assess customer engagement, inventory quality and control, merchandising and other factors. We believe our team members contribute to our consistently high service standards and that this helps us successfully open new stores.

We believe Sprouts is an attractive place to work with significant growth opportunities for our team members. We regularly assess prevailing wages in the markets in which we operate and offer competitive wages and benefits as we believe active, educated and passionate team members contribute to consumer satisfaction. In 2015, we promoted approximately 4,800 team members. We also host quarterly Team Member Appreciation Days at each store, hold town hall meetings between team members and company management and provide our team members with discounts on purchases in the store.

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

	2015	2014	2013
Perishables	50.8%	50.8%	50.1%
Non-Perishables	49.2%	49.2%	49.9%

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

•

Grocery. Our grocery offering focuses on healthy options. We carry approximately 5,400 natural and organic products in our grocery aisles, including meal components, natural sodas and other beverages, snacks and bars, baking goods, baby, pet and household items such as detergent and paper towels, and earth-friendly mercantile items. Our product offering includes more than 3,500 gluten-free items, and our own Sprouts private label brand products. We also offer distinctive locally-produced products in each of our market areas, such as preserves, honey, BBQ sauces, salsas and chips.

•	Meat and Seafood. Our Olde Tyme Butcher Shops combine high-quality sourcing through our trusted supplier network, product variety and old-fashioned customer service, as we cut and grind meat fresh, as needed for our customers, and unlike much of the industry today, we have no offsite facility delivering products processed days in advance. We feature “choice natural” beef, pasture raised pork, grass fed organic beef, organic chicken and Grade A all-natural poultry raised cage-free from trusted partner ranches and farms. We also carry varieties of sausages made fresh daily in-store as well as an abundant selection of entrees, including gourmet burgers, pinwheels, stuffed chicken breasts, pork chops and roasts. We offer a wide variety of seafood favorites delivered up to six days a week and carry multiple options for baking, sautéing, or grilling and round out our assortment with wild fresh species while in season. We believe that our customers value the freshness, quality and service level of our meat and seafood department and this generates repeat traffic and purchases.

•

Deli. We feature a broad array of fresh deli specialties, including high-quality sliced deli meat, salads, dips, entrees, side dishes and fresh made to order sandwiches at value prices and an abundant selection of cheeses from around the world. We have begun to roll out our new and expanded deli offerings into a select number of new stores and existing stores, including features like a new salad bar, stocked with ready to eat, healthy and flavorful salads, a full-service deli case with prepared proteins and healthy side dishes and an expanded assortment of component meals and side dishes.

•

Vitamins and Supplements. Our stores feature more than 4,500 vitamins, supplements, natural remedies, functional food, lifestyle support, and herbal supplements. This department includes an extensive private label offering. We believe there is an education component to shopping in our vitamins and supplements department and that our customers value friendly, knowledgeable and dedicated team members to introduce products and to guide them through their purchases. We employ a full-time nutritionist to assist and train team members through online modules. Each store typically holds four to five training sessions per month (including both internal and vendor-led) to ensure our team members are knowledgeable about the products on our shelves. These training sessions prepare our vitamin and supplement team members to better educate and serve our customers through personalized service.

•

Dairy and Dairy Alternatives. Our dairy department features a wide selection of organic, natural and regionally sourced milk, yogurt, butter and eggs, as well as a full selection of plant-based alternative dairy products.

•

Bulk Items. Our stores can include up to 450 varieties of uniquely crafted selection of scoopable nuts, fruits, trail mixes, grains, beans, cereals, coffee, tea, spices, candy and snacks featured in the center of the store. We believe this high-quality, value-oriented department provides a feeling of an ‘old-time grocery store’ as customers are able to select and scoop as much of these items as they wish.

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

•

Natural Health and Body Care. Sprouts offers approximately 2,700 natural, cruelty-free health and beauty products, old-fashioned remedies and modern body care innovations, including facial care products and make up, skin, hair, dental, baby care and grooming products, all at value-oriented prices.

•	Beer and Wine. We offer a carefully selected assortment of craft beers, microbrews and premium beers from around the world and an expansive variety of domestic and international wines, many of which we price at $10 or less. We also stock Kosher, organic, sustainable and biodynamic, local, exclusive-to-Sprouts and even non-alcoholic wines.

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products feature competitively priced specialty and innovative products, with quality and ingredient standards that we believe equal or exceed national brands. We have increased our portfolio of private label items from approximately 800 items at the end of 2011 to approximately 1,800 as of January 3, 2016. Our private label brands drive value by offering our customers lower prices while still delivering higher margin as compared to branded products. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

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

We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We distribute all produce to our stores from two leased distribution facilities and one third-party operated distribution facility, and we manage every aspect of quality control in this department. We believe we currently have sufficient capacity at these facilities to support our near-term growth plans, but we continue to explore expansion opportunities as our needs evolve.

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

Nature’s Best, Inc., acquired by KeHE Distributors, LLC in 2014 (referred to as “NB”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 24%, 23% and 23% of our total purchases in fiscal 2015, 2014 and 2013, respectively. Another 4% of our total purchases in each of fiscal 2015, 2014 and 2013 were made through our secondary supplier, United Natural Foods, Inc. (referred to as “UNFI”). See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Customers

Our target customer seeks a wide assortment of high-quality fresh and nutritious food as well as vitamins and supplements at competitive prices. We believe our value proposition and complete grocery offering engages both conventional and health-focused shoppers.

We have a broad range of customers from those looking for value, to customers seeking specific attribute products, to those seeking to eat healthier. We believe the majority of our customers are initially attracted to our stores by our fresh produce, which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We drive customer traffic by aggressively promoting produce and other items through weekly advertisements designed primarily to reach the everyday supermarket shopper. These customers include “trial” customers that limit their shopping to specific products or departments, such as produce. Through department-specific promotions, in-store signage, and customer education, many customers become “transition” customers that shop new departments and try new products. Over time, through customer service and engagement, targeted marketing, and increased knowledge of our product offering, we believe that transition customers become “lifestyle” customers that shop with greater frequency throughout the entire store.

Our Pricing, Marketing and Advertising

•

Pricing. We are committed to a pricing strategy consistent with our motto of “Healthy Living for Less.” As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions on selected products that drive traffic and trial. We typically have about 30% of our approximately 18,800 products on sale at any given time.

•

Marketing and Advertising. We supplement and support our everyday competitive pricing strategy through weekly advertised specials, a weekly e-circular, online coupons and special promotions. We send over 15 million weekly advertisement circulars to encourage customers to shop at our stores. These circulars focus on product education and offerings and aim to engage the customer. We use sales flyers distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These sales flyers include representative products from our key departments. In addition, we have a customer database of over one million customers as of January 3, 2016, many of whom receive electronic versions of our weekly circulars or monthly newsletters.

We tailor our advertisements to specific markets, which provides us with greater flexibility to offer different promotions and respond to local competitive activity. In addition, we advertise our sales promotions and support our brand image through the use of local radio, as well as targeted direct mail in specific markets.

We also continue to promote and enhance our digital presence.  We maintain a smartphone app and our website, www.sprouts.com, on which we display our weekly sales flyers and offer special deals and coupons and continue to expand our social media platform. Our website also features on-line ordering for holiday meals and catering trays. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our website herein. As of January 3, 2016, we had approximately 1.3 million Facebook fans. In addition, we have partnered with Amazon Prime to offer 1-hour or 2-hour deliveries from our stores in selected pilot markets. We will continue to explore online ordering opportunities to further connect with our customers.

In addition to the weekly circulars, we offer numerous other saving opportunities for our customers, all of which are meant to reinforce our value offering and are designed to appeal to specific target customers. In 2015, we had approximately 31 department-wide promotions at each store throughout the year, which included our Vitamin Extravaganza, Frozen Frenzy, Gluten-Free Favorites, and Incredible Bulk Sales, in addition to our routine Double-Ad Wednesday promotion and 72-Hour Sales.

Our Communities

We are actively involved in the communities in which we operate, and support many local non-profit and educational institutions that share our goal of improved health, nutrition and fitness. In 2015, we formed The Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on fighting food insecurity, increasing health and nutrition education and assisting those living with the daily challenges of disabilities and health concerns. Our involvement in the communities we serve, through our Foundation or our stores, takes many forms, including:

•

Alignment with Certain Causes. Sprouts has undertaken a number of innovative corporate fundraising initiatives, including a multi-faceted program with Autism Speaks and the Southwest Autism Research and Resource Center. From 2010 through 2014, we raised more than $4.9 million through our donations, as well as the donations by our and business partners. In 2015, we raised $2.5 million including donations from our business partners and customers. Our Foundation has allowed us to expand our reach to additional causes related to its mission, including donations to REAL School Gardens to fund the creation of a school garden that promotes healthy food choices and nutrition education and to No Kid Hungry to fund nutritional programs and support free/reduced school breakfast programs for low-income students.  In addition, we partnered with Vitamin Angels on two in-store fundraisers in 2015 to help connect undernourished children with life changing and lifesaving nutrients.

•

Donations. Our donation goal is to contribute to the health of families and children and to healthy environments through in-kind support. Many donations are made at store level, in the form of food donations or gift cards, to qualifying organizations that are aligned with our goals. Examples include bananas or water for fundraising road races, reusable bags for health fairs and green festivals and gift cards to be used as raffle items or to provide catering for a fundraising event. During 2015, we donated over eight million pounds of produce and other food to local food banks in the markets in which we operate through our Food Rescue Program. We have also adopted the Grab & Give campaign, which encourages customers to buy bags of groceries at a discount and then allow us to donate them to food banks in the markets in which we operate.

•

Volunteerism. Our team members are encouraged to help people and organizations in need. We have provided major volunteer support for the Arizona Walk Now for Autism Speaks, the Phoenix Rescue Mission, REAL School Gardens and various food banks. With an engaged base of more than 20,000 team members, we have the ability to use our leverage to support causes.

Store Selection and Economics

We have an extensive and selective process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated real estate team as well as a real estate committee comprised of our Chief Development Officer and other members of senior management, including our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer. Multiple members of our committee will also conduct an on-site inspection prior to approving any new location.

We believe that our store model, combined with our rigorous store selection process and a growing interest in health and wellness, contribute to our attractive new store returns on investment. Our typical store requires an average new store cash investment of approximately $3.1 million, consisting of store buildout (net of contributions from landlords) of approximately $2.6 million, and inventory (net of payables)

and cash pre-opening expenses of approximately $0.5 million. On average, our stores reach a mature sales growth rate in three or four years after opening, with net sales increasing 20-30% during this time period. Based on our historical performance, we target net sales of $12-$14 million during the first year after opening and pre-tax cash-on-cash returns of 35-40% within three to four years after opening. We believe the consistent performance of our store portfolio across geographies and vintages supports the portability of the Sprouts brand and store model into a wide range of markets.

Based on our experience, we believe that our broad product offering and value proposition appeals to a wider demographic than other leading competitors, including higher-priced health food and gourmet food retailers. Sprouts has been successful across a variety of urban, suburban and rural locations in diverse geographies, from California to Georgia, underscoring the heightened interest in eating healthy across markets. We believe that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format, and that we have significant growth opportunity in existing markets, as approximately 400 of these 1,200 potential stores are located in our current markets (13 states). We intend to achieve 14% annual new store growth over at least the next five years, with a balanced focus on existing, adjacent and new market growth.

See “Properties” for additional information with respect to our store locations.

Competition

The $638 billion U.S. supermarket industry is large, intensely competitive and highly fragmented. We compete for customers with a wide array of food retailers, including natural and organic, specialty, conventional, mass and discount and other food retail formats. Our competitors include conventional supermarkets such as Kroger and Safeway, as well as other food retailers such as Whole Foods, Natural Grocers by Vitamin Cottage and Trader Joe’s.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store fluctuate throughout the year and are typically highest in the first half of the fiscal year and lowest during the fourth quarter. Produce, which contributed approximately 25% of our net sales for the fiscal year ended January 3, 2016, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

Information Technology Systems

We have made significant investments in information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We also maintain modern supply chain systems allowing for operating efficiencies and scalability to support our continued growth. All of our stores operate under one integrated information technology platform. We believe our current information technology infrastructure will support our growth plans but plan on continuing our history of investment in this area.

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

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat and poultry products), as well as dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the Food Safety Modernization Act (referred to as “FSMA”). Implementing regulations, which begin to go into effect in 2016, will require food processors and handlers to design and implement effective measures to insure food safety. Additionally, FSMA increases the FDA’s authority to institute administrative detentions of adulterated and misbranded foods. FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers and contract manufacturers.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to ingredients, product weight, etc. The FDA administers a systematic review and approval program for certain “health claims” (claims describing the relationship between a food substance and a health or disease condition). It has also promulgated regulatory definitions for various “nutrient content claims” (e.g., “high in antioxidants,” “low in fat,” etc.). In 2014, the FDA issued a proposed rule, still pending, that would amend the nutrition facts labeling standards on food products, which if adopted, could affect our costs through mandatory label or signage updates to products sold in our deli department.

FDA and USDA Enforcement. The FDA has broad authority to enforce the provisions of the Food, Drug and Cosmetic Act (referred to as “FDCA”) applicable to the safety, labeling, manufacturing and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Similarly, the USDA’s Food Safety Inspection Service is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry and egg products is safe, wholesome and correctly labeled and packaged.

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

Food and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of consent decrees and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

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

Employees

As of January 3, 2016, we had more than 20,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

Corporate Offices

Our principal executive offices are located at 5455 E. High Street, Suite 111, Phoenix, Arizona 85054. Our website address is www.sprouts.com. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (referred to as the “SEC”).

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

Although we believe that the U.S. market can support approximately 1,200 Sprouts Farmers Market stores operating under our current format, we anticipate that it will take years to grow our store count to that number. We cannot assure you that we will grow our store count to approximately 1,200 stores. We opened 27 and 24 stores in fiscal 2015 and 2014, respectively, and we intend to achieve 14% annual new store growth over at least the next five years. However, we cannot assure you that we will achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and results of operations may be adversely affected.

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

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including:

•	general economic conditions;
•	slowing in the fresh, natural and organic retail sector;
•	the impact of new and acquired stores entering into the comparable store base;
•	the opening of new stores that cannibalize store sales in existing areas;
•	increased competitive activity;
•	price changes in response to competitive factors;
•	possible supply shortages;
•	cycling against any year of above-average sales results;
•	consumer preferences, buying trends and spending levels;
•	product price inflation or deflation;
•	the number and dollar amount of customer transactions in our stores;
•	our ability to provide product offerings that generate new and repeat visits to our stores; and
•	the level of customer engagement that we provide in our stores.

These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.

Disruption of significant supplier relationships could negatively affect our business.

NB is our primary supplier of dry grocery and frozen food products, accounting for approximately 24% and 23% of our total purchases in each of fiscal 2015 and 2014, respectively. We also have commitments in place with NB to order certain amounts of our distribution-sourced organic and natural produce, and to maintain certain minimum average annual store purchase volumes, including for any new stores we open. Our current contractual relationship with NB continues through April 2018. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of NB to deliver product to our stores in quantities that meet our requirements may materially and adversely affect our operating results while we establish alternative distribution channels. Another 4% of our total purchases in each of fiscal 2015 and 2014 were made through our secondary supplier, UNFI. Our current contractual relationship with UNFI continues through December 31, 2018. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if NB, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic.  Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition and results of operations.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

We self-distribute our produce through our two distribution centers located in Arizona and Texas and a third-party distribution center in California. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, shipping problems, or contractual disputes with third-party service providers could adversely impact our ability to distribute produce to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason causing delays in shipment of produce to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, unexpected delays in deliveries from vendors that ship directly to our stores or increases in transportation costs (including through increased fuel costs) could have a material adverse effect on our financial condition and results of operations. Labor shortages or work stoppages in the transportation industry, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries could negatively affect our business.

Disruptions to, or security breaches involving, our information technology systems could harm our ability to run our business.

We rely extensively on information technology systems for point of sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. In January 2013, we discovered sophisticated malware installed on certain credit card “pin pads” in a limited number of our stores designed to illegally access our customers’ credit card information. We discovered the malware shortly after it was planted and promptly shut down its access to our systems. In connection with the January 2013 breach, in addition to replacing the affected card terminals for a total cost of approximately $170,000, we engaged a nationally recognized cybersecurity firm to investigate the incident. The costs associated with the investigation, and penalties assessed by our credit card vendors, are covered by our insurance policy, subject to our insurance deductible of $100,000. We have implemented numerous additional security protocols since the attack in order to further tighten security, but there can be no assurance similar breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy.

Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others, face costly litigation, and our reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the information technology systems we rely on may have a material adverse effect on our operating results and financial condition.

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

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we prepare and/or sell or involving vendors that supply us with products could result in the discontinuance of sales of these products or our relationship with such vendors or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets.

As a fresh, natural and organic retailer, we believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. As a result, we believe that our customers hold us to a high food safety standard. Therefore, real or perceived quality or food safety concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores or vendors that supply us with products, would cause negative publicity and lost confidence regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Sprouts brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents involving our company, our suppliers or the products we sell can erode trust and confidence, particularly if they involve our private label products, or result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity.

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

The food retail industry is labor intensive. Our continued success is dependent upon our ability to attract and retain qualified team members in our stores and at our regional and store support offices who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer engagement to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain team members capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our team members or team member wages may adversely affect our business, results of operations or financial condition.

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

As of January 3, 2016, we had outstanding indebtedness of $160.0 million under our credit agreement (referred to as the “Credit Facility”). We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

•	limiting our ability to borrow additional funds; and
•	failing to comply with the covenants in our debt agreements could result in negative consequences, including all of our indebtedness becoming immediately due and payable.

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

Our Credit Facility also requires us to maintain a specified total net leverage ratio and minimum interest coverage ratio at the end of any fiscal quarter at any time the facility is drawn. Our ability to meet these ratios, if applicable, could be affected by events beyond our control. Failure to comply with any of the covenants under our Credit Facility could result in a default under the facility, which could cause our lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operating results, and financial condition.

Market and Other External Risks

Competition in our industry is intense, and our failure to compete successfully may adversely affect our revenues and profitability.

We operate in the highly competitive retail food industry. Our competitors include supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores. These retailers compete with us for products, customers and locations. We compete on a combination of factors, primarily product selection and quality, customer engagement, store format, location and price. Our success depends on our ability to offer products that appeal to our customers’ preferences, and our failure to offer such products could lead to a decrease in our sales. To the extent that our competitors lower prices, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings or increasing the space allocated to perishable and specialty foods, including fresh, natural and organic foods. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to our stores, our results of operations may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 25% and 26% of our net sales in fiscal 2015 and 2014, respectively. Although we have not experienced difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

In addition, we and our suppliers compete with other food retailers in the procurement of fresh, natural and organic products, which are often less available than conventional products. If our competitors significantly increase their fresh, natural and organic product offerings due to increases in consumer demand or otherwise, we and our suppliers may not be able to obtain a sufficient supply of such products on favorable terms, or at all, and our sales may decrease, which could have a material adverse effect on our business, financial condition and results of operations. We could also suffer significant inventory losses in the event of disruption of our distribution network or extended power outages in our distribution centers. If we are unable to maintain inventory levels suitable for our business needs, it would materially adversely affect our financial condition and results of operations.

General economic conditions that impact consumer spending could adversely affect our business.

The retail food business is sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates and other economic factors that affect consumer spending and confidence or buying habits may materially adversely affect the demand for products we sell in our stores. In recent years, the U.S. economy has experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, decreases in home values and retirement accounts, instability in foreign markets, high unemployment and falling consumer confidence. As a result, consumers are more cautious and could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores or extreme value formats, which could have a material and adverse effect on our operating results and financial condition.

In addition, inflation or deflation can impact our business. Food deflation, particularly in produce, could reduce sales growth and earnings if our competitors react by lowering their retail pricing, while food inflation, when combined with reduced consumer spending, could reduce sales and gross profit margins. As a result, our operating results and financial condition could be materially adversely affected.

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences.

As of January 3, 2016, we operated 82 stores in California, making California our largest market representing 38% of our total stores and 42% of our net sales in Fiscal 2015. We also have store concentration in Texas, Arizona and Colorado, operating 37, 29 and 27 stores in those states, respectively, and representing 42% in the aggregate of our net sales in the Fiscal 2015. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, changes in economic conditions, severe weather conditions and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations.

Increased commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other key commodities. Many commodity prices worldwide have been increasing. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

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

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events will increase the costs of operating our stores. Although fuel prices declined during the second half of 2014 and persisted through 2015, our shipping costs also may increase if fuel and freight prices increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition and results of operations.

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

New or revised government laws and regulations, such as FSMA, passed in January 2011, portions of which go into effect in 2016, grant the FDA greater authority over the safety of the national food supply, as well as increased enforcement by government agencies, and could result in additional compliance costs and civil remedies. Such regulations mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.

With respect to both food and dietary supplements, FSMA meaningfully augments the FDA’s ability to access a producer’s records and a supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us or for our suppliers. FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our suppliers. In addition, under FSMA, the FDA has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

DSHEA established that no notification to the FDA is required to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment. However, for a dietary ingredient not present in the food supply prior to DSHEA’s enactment, the manufacturer is required to provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least 75 days before introducing a new dietary ingredient into interstate commerce. This or similar informational requirements could materially adversely affect the availability of dietary supplement products.

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

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.” Although the FDA and the USDA have each issued statements regarding the appropriate use of the word “natural,” and the FDA has requests for comment now pending on the issue, there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies and retailers that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our operations, which are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, employment-related and other legal actions in the ordinary course of our business, including litigation arising from food-related illness or product labeling. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, and results of operations.

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

Specifically, proposed changes to financial accounting standards could require such leases to be recognized on our balance sheet. In addition to our indebtedness, we have significant obligations relating to our current operating leases. All of our existing stores are subject to leases, which have average remaining terms of nine years and, as of January 3, 2016, we had undiscounted operating lease commitments of approximately $1.3 billion, scheduled through 2032, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, but are not reflected as liabilities on our consolidated balance sheets. During fiscal 2015, our rent expense charged under operating leases was approximately $88.1 million.

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

In connection with management’s assessment of the effectiveness of our disclosure controls and procedures for Fiscal 2013, we concluded a material weakness existed related to our internal controls with respect to the costing of non-perishable inventories. During Fiscal 2014, we implemented additional controls and procedures to address this material weakness and management determined that this material weakness was remediated as of December 28, 2014.

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

We have a significant amount of goodwill. As of January 3, 2016, we had goodwill of approximately $368.1 million, which represented 26% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during Fiscal 2013, 2014 and 2015, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 3, 2016, we had 217 stores located in thirteen states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	Nevada	5
Arizona	29	New Mexico	7
California	82	Oklahoma	7
Colorado	27	Tennessee	2
Georgia	8	Texas	37
Kansas	3	Utah	5
Missouri	2

In fiscal 2014, we opened 24 new stores, and in fiscal 2015 we opened 27 new stores. As of February 25, 2016, we have opened seven stores in fiscal 2016, bringing our total store count to 224.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 20 year term with four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. In fiscal 2015, we remodeled six stores and in fiscal 2016, we plan to remodel approximately six stores.

As of January 3, 2016, we leased our two distribution warehouses, as well as our current corporate office in Phoenix, Arizona, from unaffiliated third parties. Information about such facilities is set forth in the table below:

Facility	State	Square Footage*
Corporate Office	Arizona	71,000
Distribution Warehouse	Arizona	106,000
Distribution Warehouse	Texas	117,000

*	Rounded to the nearest 1,000 square feet

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

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market for each full quarterly period for fiscal years 2014 and 2015.

	High	Low
2014
First quarter	$40.09	$33.92
Second quarter	$38.35	$25.73
Third quarter	$33.18	$29.10
Fourth quarter	$32.94	$27.17

	High	Low
2015
First quarter	$38.45	$32.56
Second quarter	$36.13	$26.98
Third quarter	$27.77	$16.41
Fourth quarter	$27.34	$19.75

The closing price of our common stock as of February 24, 2016 was $25.21 per share, and the number of stockholders of record of our common stock as of February 24, 2016 was 80. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the fourteen weeks ended January 3, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 26, 2015 - November 29, 2015	761,606	$24.04	761,606	$131,690,992
November 30, 2015 - January 3, 2016	306,673	24.62	306,673	124,140,703
Total	1,068,279	$24.31	1,068,279

(1)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2015.

(2)

On November 4, 2015, our Board of Directors authorized a $150 million common stock share repurchase program. The shares may be purchased from time to time over a two year period, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The purchase program may be commenced, suspended or discontinued at any time.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 1, 2013 (the date our stock began trading on the Nasdaq Global Select Market) and January 3, 2016, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

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

Item 6.	Selected Financial Data

	Fiscal 2015(5)	Fiscal 2014(4)	Fiscal 2013(3)	Fiscal 2012(2)	Fiscal 2011(1)
	(dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$3,593,031	$2,967,424	$2,437,911	$1,794,823	$1,105,879
Cost of sales, buying and occupancy	2,541,403	2,082,221	1,712,644	1,264,514	794,905
Gross profit	1,051,628	885,203	725,267	530,309	310,974
Direct store expenses	706,044	581,621	496,183	368,323	238,245
Selling, general and administrative expenses	106,412	95,397	81,795	86,364	58,528
Amortization of Henry’s trade names and capitalized software	—	—	—	—	32,202
Store pre-opening costs	8,616	7,749	5,734	2,782	1,338
Store closure and exit costs	1,802	725	2,051	2,155	6,382
Income (loss) from operations	228,754	199,711	139,504	70,685	(25,721)
Interest expense	(17,723)	(25,063)	(37,203)	(35,488)	(19,813)
Other income	443	596	487	562	358
Loss on extinguishment of debt	(5,481)	(1,138)	(18,721)	(992)	—
Income (loss) before income taxes	205,993	174,106	84,067	34,767	(45,176)
Income tax (provision) benefit	(77,002)	(66,414)	(32,741)	(15,267)	17,731
Net income (loss)	$128,991	$107,692	$51,326	$19,500	$(27,445)
Per Share Data:
Net income (loss) per share—basic	$0.84	$0.72	$0.38	$0.16	$(0.28)
Net income (loss) per share—diluted	$0.83	$0.70	$0.37	$0.16	$(0.28)
Weighted average shares outstanding— basic	153,099	149,751	134,622	119,427	96,954
Weighted average shares outstanding— diluted	155,877	154,328	139,765	121,781	96,954

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012(2)	Fiscal 2011(1)
Pro forma comparable store sales growth(6)	5.8%	9.9%	10.7%	9.7%	5.1%
Pro forma stores at end of period	217	191	167	148	138
Other Operating Data:
Stores at beginning of period	191	167	148	103	43
Opened	27	24	19	9	7
Acquired	—	—	—	37	56
Closed	(1)	—	—	(1)	(3)
Stores at end of period(7)	217	191	167	148	103
Gross square feet at end of period	5,976,780	5,252,851	4,582,743	4,064,888	2,721,430
Average store size at end of period (gross square feet)	27,572	27,502	27,442	27,465	26,422

	As of
	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012(2)	January 1, 2012(1)
Balance Sheet Data
Cash and cash equivalents	$136,069	$130,513	$77,652	$67,211	$14,542
Total assets	1,426,364	1,369,073	1,172,404	1,103,236	761,646
Total capital and finance lease obligations, including current portion	130,472	150,698	119,572	107,639	75,409
Total long-term debt, including current portion	160,000	256,357	311,240	426,544	294,764
Total stockholders’ equity	822,992	685,389	513,771	386,755	267,453

(1)

The period from January 3, 2011 through April 18, 2011 reflects the sales and expenses directly attributable to Henry’s operations and include allocations of expenses from Henry’s previous parent company. These expenses were allocated to Henry’s on the basis that was considered to reflect fairly or reasonably the utilization of the services provided to, or the benefit obtained by, Henry’s. Historical financial statements for Henry’s prior to April 18, 2011 do not reflect the interest expense or debt Henry’s might have incurred if it had been a stand-alone entity. Additionally, we would have expected to incur other expenses not reflected in our historical financial statements prior to April 18, 2011, if Henry’s had operated as a stand-alone entity. Commencing on April 18, 2011, our consolidated financial statements also include the financial position, results of operations and cash flows of the business we operated prior to the acquisition of Henry’s (such prior business referred to as “Sprouts Arizona”).

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

(3)	Fiscal 2013 selling, general and administrative expense included $3.2 million for IPO related bonuses and $2.0 million for expenses related to our November 2013 secondary offering.
(4)	Fiscal 2014 selling, general and administrative expense included $2.6 million for expenses related to our April 2014 secondary offering and our August 2014 secondary offering.
(5)	Fiscal 2015 includes 53 weeks.
(6)

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

(7)	During fiscal 2014, we also relocated one store.

Supplemental Pro Forma Data—Net Sales

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(dollars in thousands)
Net sales—actual	$3,593,031	$2,967,424	$2,437,911	$1,794,823	$1,105,879
Pro forma adjustments(a)	—	—	—	196,140	616,776
Pro forma net sales	$3,593,031	$2,967,424	$2,437,911	$1,990,963	$1,722,655
Pro forma comparable store sales growth(b)	5.8%	9.9%	10.7%	9.7%	5.1%

(a)	Pro forma adjustments reflect the net sales of Sprouts Arizona and Sunflower for all periods reported.
(b)	Pro forma comparable store sales growth is calculated including all stores acquired in the Transactions for all periods reported.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, deli, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 217 stores in 13 states as of January 3, 2016, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 24, 2016, we have grown to 224 stores in 13 states.

At Sprouts, we believe healthy living is a journey and every meal is a choice. The cornerstones of our business are fresh, natural and organic products at compelling prices (which we refer to as “Healthy Living for Less”), an attractive and differentiated shopping experience featuring a broad selection of innovative healthy products, and knowledgeable team members who we believe provide best-in-class customer engagement and product education.

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 3, 2016, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market (referred to as “Henry’s”) and 39 Sunflower Farmers Market (referred to as “Sunflower”) stores added through acquisitions to the Sprouts banner (referred to as the “Transactions”). These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to achieve 14% annual new store growth for at least the next five years, including 36 planned new store openings in 2016, of which seven have opened as February 24, 2016.

We also believe we can continue to improve our comparable store sales growth by enhancing our core value proposition and distinctive customer-oriented shopping experience, as well as through expanding and refining our fresh, natural and organic product offerings, our targeted and personalized marketing efforts and our in-store education. We are committed to growing the Sprouts brand by supporting our stores, product offerings and corporate partnerships, including the expansion of innovative marketing and promotional strategies through print, digital and social media platforms.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2015 was a 53-week year ending on January 3, 2016. Fiscal 2014 and 2013 were 52-week years ending on December 28, 2014 and December 29, 2013, respectively. In the discussion below, we discuss the impact of the 53rd week of Fiscal 2015 on our financial results.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. In 2015, we determined that we had sufficient data to estimate gift card breakage.  We began recording an allowance for breakage on gift cards based on historical experience, and recorded $0.7 million of gift card breakage related to prior period gift card sales. We do not include sales taxes in net sales.

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

Our net sales have increased as a result of new store openings and comparable store sales growth and the additional week in Fiscal 2015. Factors that influence comparable store sales growth and other sales trends include:

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

Factors Affecting Comparability of Results of Operations

Additional Week in 2015

Fiscal 2015 consists of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in “—Comparison of Fiscal 2015 to Fiscal 2014” below.

Adoption of Deferred Tax Asset Guidance

In Fiscal 2015, we adopted the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in our consolidated balance sheet.  We elected to early adopt the guidance prospectively, and as such, did not restate prior periods to conform to the current presentation.

April 2015 Refinancing

In April 2015, we completed a transaction in which we refinanced our debt (referred to as the “April 2015 Refinancing”), as further discussed in “—Liquidity and Capital Resources” below. The April 2015 Refinancing resulted in an decrease in borrowings, a reduction in interest rate and the recording of a loss on extinguishment of debt.

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

We received net proceeds from our IPO of approximately $344.1 million, after deducting underwriting discounts and offering expenses. We used the net proceeds to repay $340.0 million of outstanding indebtedness under our former term loan and for general corporate purposes. We recorded a loss on extinguishment of debt related to the repayment.

Results of Operations for Fiscal 2015, 2014 and 2013

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Fiscal 2015 consisted of 53 weeks, while each of Fiscal 2014 and Fiscal 2013 consisted of 52 weeks.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(in thousands)
Consolidated Statement of Operations Data:
Net sales	$3,593,031	$2,967,424	$2,437,911
Cost of sales, buying and occupancy	2,541,403	2,082,221	1,712,644
Gross profit	1,051,628	885,203	725,267
Direct store expenses	706,044	581,621	496,183
Selling, general and administrative expenses	106,412	95,397	81,795
Store pre-opening costs	8,616	7,749	5,734
Store closure and exit costs	1,802	725	2,051
Income from operations	228,754	199,711	139,504
Interest expense	(17,723)	(25,063)	(37,203)
Other income	443	596	487
Loss on extinguishment of debt	(5,481)	(1,138)	(18,721)
Income before income taxes	205,993	174,106	84,067
Income tax provision	(77,002)	(66,414)	(32,741)
Net income	$128,991	$107,692	$51,326

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Other Operating Data:
Pro forma comparable store sales growth	5.8%	9.9%	10.7%
Stores at beginning of period	191	167	148
Opened	27	24	19
Acquired	—	—	—
Closed	(1)	—	—
Stores at end of period	217	191	167

* Presented on a comparable 52 week basis.

Comparison of Fiscal 2015 to Fiscal 2014

Net sales

	Fiscal 2015	Fiscal 2014	Change	% Change
	(dollars in thousands)
Net sales	$3,593,031	$2,967,424	$625,607	21%
Comparable store sales growth	5.8%	9.9%

Net sales increased during 2015 as compared to 2014, primarily as a result of (i) sales growth at stores operated prior to 2015, (ii) new store openings and (iii) the 53rd week included in 2015.

Net sales growth at stores operated prior to December 28, 2014 contributed $376.2 million, or 60% of the increase in net sales for 2015. New store openings during 2015 contributed $249.4 million, or 40%, of the increase in net sales during 2014. Included in those increases were a total of $68.1 million of net sales attributable to the 53rd week in 2015.

Cost of sales, buying and occupancy and gross profit

	Fiscal 2015	Fiscal 2014	Change	% Change
	(dollars in thousands)
Net sales	$3,593,031	$2,967,424	$625,607	21%
Cost of sales, buying and occupancy	2,541,403	2,082,221	459,182	22%
Gross profit	1,051,628	885,203	166,425	19%
Gross margin	29.3%	29.8%	(0.5)%

Cost of sales, buying and occupancy increased during 2015 compared to 2014, primarily due to the increase in sales from comparable store sales growth, new store openings and the 53rd week in 2015. Gross profit increased $186.6 million as a result of increased sales volume, offset by a decrease of $20.2 million related to decreased margin.  The gross margin decrease was primarily driven by continued price investments in certain categories and produce tightness due to adverse weather conditions and West Coast port strikes that limited product availability, compared to a very strong produce season in the prior year. The impact of the 53rd week on gross margin was insignificant.

Direct store expenses

	Fiscal 2015	Fiscal 2014	Change	% Change
	(dollars in thousands)
Direct store expenses	$706,044	$581,621	$124,423	21%
Percentage of net sales	19.7%	19.6%	0.1%

Direct store expenses increased $124.4 million, due to a $64.1 million increase in direct store expenses associated with stores operated prior to 2015 and $60.3 million of direct store expenses related to stores opened during 2015. Included in that increase was approximately $12.7 million of direct store expenses attributable to the 53rd week in 2015. Direct store expenses, as a percentage of net sales, was relatively flat year over year. Lower bonus expense was offset by increased training and by higher payroll costs due to an extra holiday in the year. The impact of the 53rd week on direct store expenses was insignificant.

Selling, general and administrative expenses

	Fiscal 2015	Fiscal 2014	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$106,412	$95,397	$11,015	12%
Percentage of net sales	3.0%	3.2%	(0.2)%

The increase in selling, general and administrative expenses included $5.9 million for advertising expense to support growth into new markets, $4.0 million for corporate payroll to support growth and internalize outsourced functions, $2.4 million of increased share-based compensation expense related to changes in the executive team, $1.8 million for regional payroll and benefits to support additional store count and growth into new regions, $0.7 million for regional expenses to support growth and $1.6 million increase in depreciation and occupancy expense for our new corporate headquarters. In addition, selling, general and administrative expenses were impacted by the 53rd week of 2015 by approximately $0.6 million. These increases were partially offset by $2.2 million less in offering expenses in current year, a $1.9 million decrease in bonus expense due to  lower expected attainment and current year benefit from lower than expected actual payments for the prior fiscal year and a $1.6 million decrease in expense related to internalizing outsourced functions. Selling, general and administrative expenses decreased as a percent of net sales primarily driven by lower bonus expense in 2015. The impact of the 53rd week on selling, general and administrative expenses was insignificant.

Store pre-opening costs

Store pre-opening costs were $8.6 million for 2015 and $7.7 million for 2014. Store pre-opening costs during 2015 included $7.2 million related to opening 27 stores during that period and $1.4 million associated with stores opening after 2015. Store pre-opening costs during 2014 included $7.0 million related to opening 24 stores and relocating one store during that period and $0.7 million associated with stores opening after 2014.

Store closure and exit costs

Store closure and exit costs for 2015 included $1.1 million for the relocation of our support office and adjustments for prior reserves. Store closure and exit costs for 2014 included costs related to the relocation of one store and a $1.2 million favorable adjustment to reserves for settlement with landlord, offset by changes in reserves for stores and facilities already closed and ongoing expenses related to prior closures. Additionally, we determined that we should have been recording accretion expense for store closure reserves and made a correcting entry of $0.9 million to adjust the liability for closed stores to include such accretion for prior periods. Such accretion was not material to any prior period.

Loss on extinguishment of debt

In 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.

In 2014, we made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the Term Loan.

Interest expense

Interest expense decreased to $17.7 million for 2015 from $25.1 million for 2014.  The decrease in interest expense is due to the lower principal balances on both the current Credit Facility and Former Revolving Credit Facility combined with the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Income tax provision

Income tax provision increased to $77.0 million for 2015 from $66.4 million for 2014, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 37.4% in 2015 from 38.1% in 2014 primarily due to an increase in tax credits and the enhanced charitable food contribution deduction.

Net income

	Fiscal 2015	Fiscal 2014	Change	% Change
	(dollars in thousands)
Net income	$128,991	$107,692	$21,299	20%
Percentage of sales	3.6%	3.6%	—

Net income growth was attributable to strong business performance driven by comparable store sales, strong performance of new stores opened, change in loss on extinguishment of debt, reduced interest expense and lower effective tax rate. Net income growth included the benefit of the 53rd week in 2015.

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

Loss on extinguishment of debt

In 2014, we made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of our former term loan.

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

Interest expense

Interest expense decreased to $25.1 million for 2014 from $37.2 million for 2013, primarily due to a reduction in the interest rates related to the April 2013 Refinancing, the August 2013 pay down on the Term Loan, the $40.0 million voluntary principal payment in December 2013, the $50.0 million voluntary principal payment made in August 2014 and the May 2013 payoff of tour former senior subordinated notes. These decreases were partially offset by an increase in interest related to additional capital and financial leases. See Note 12 “Long-Term Debt” to our audited consolidated financial statements.

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

Quarterly Financial Data

The following table sets forth certain of our unaudited consolidated statements of operations data for each of the fiscal quarters in fiscal 2015 and fiscal 2014.

	Fiscal Quarter Ended
	January 3, 2016*	September 27, 2015	June 28, 2015(1)	March 29, 2015	December 28, 2014	September 28, 2014(2)	June 29, 2014	March 30, 2014(3)
Net sales	$930,303	$903,069	$902,153	$857,506	$734,593	$766,415	$743,810	$722,606
Gross profit	$268,739	$261,457	$263,639	$257,793	$211,248	$226,048	$224,048	$223,859
Income from operations	$47,734	$54,400	$60,046	$66,574	$32,813	$49,656	$55,573	$61,669
Net income	$28,216	$31,986	$31,322	$37,467	$17,743	$26,065	$30,151	$33,733
Net income per share:
Basic	$0.18	$0.21	$0.20	$0.25	$0.12	$0.17	$0.20	$0.23
Diluted	$0.18	$0.21	$0.20	$0.24	$0.11	$0.17	$0.20	$0.22

*	The fiscal quarter ended January 3, 2016 consisted of fourteen weeks.
(1)	Period includes $5.5 million of loss on extinguishment of debt related to our April 2015 Refinancing.
(2)

Period includes $0.9 million of expense related to our August 2014 secondary offering and $1.1 million of loss on extinguishment of debt related to the $50.0 million additional principal payment made during the period.

(3)	Period includes $1.4 million of pre-tax expense related to our April 2014 secondary offering, including payroll taxes on options exercises.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash and cash equivalents at end of period	$136,069	$130,513	$77,652
Cash provided by operating activities	$239,898	$181,218	$160,588
Cash used in investing activities	$(128,312)	$(126,671)	$(86,291)
Cash used in financing activities	$(106,030)	$(1,686)	$(63,856)

Since inception, we have financed our operations primarily through cash generated from our operations, sales of our equity and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance capital expenditures, and debt service. In 2015, we generated $239.9 million in operating cash flows and ended 2015 with $136.1 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

Net cash provided by operating activities increased $58.7 million to $239.9 million for 2015 compared to $181.2 million for 2014. The increase in 2015 includes the impact of stores opened since 2014 and the effect of the 53rd week. In addition to the increase in the number of stores we operate, we leveraged occupancy, buying, utilities and fixed direct store expenses with comparable store sales growth. We also experienced a decrease in interest expense due to reductions in balances from a payoff of our $257.8 million former term loan and from the total of $100.0 million principal payments on our current Credit Facility.

Net cash provided by operating activities increased $20.6 million to $181.2 million for 2014 compared to $160.6 million for 2013. The increase in 2014 includes the impact of stores opened since 2013. In addition to the increase in the number of stores we operate, we leveraged occupancy, buying, utilities and fixed direct store expenses with comparable store sales growth. We also experienced a decrease in interest expense due to reductions in debt balances from a payoff made with IPO proceeds and other voluntary repayments and lower interest rate, including a 0.5% lower rate due to our IPO.

Investing Activities

Net cash used in investing activities was $128.3 million for 2015 compared to $126.7 million for 2014. The increase in cash used for investing activities is primarily related to the purchase of four leases from the bankruptcy auction for Haggen stores.

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

We expect capital expenditures of approximately $145 to $155 million in fiscal 2016, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used in financing activities was $106.0 million for 2015 compared to $1.7 million for 2014. The increase in cash used in financing activities of $104.3 million is related to an increase in the net paydown of debt of $44.3 million, a $27.3 million decrease of excess tax benefits from the exercise of stock options, $25.7 million of stock repurchases, $4.5 million decrease in proceeds from the exercise of stock options, and $1.9 million of deferred financing costs paid in our April 2015 Refinancing.

Subsequent to January 3, 2016, we repurchased an additional 2,431,721 shares of our common stock for $59.3 million.

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

Long-term Debt and Former Credit Facilities

See Note 12 “Long-Term Debt” of our audited consolidated financial statements for a description of our Credit Facility and our Former Credit Facility (as defined therein).

Contractual Obligations

The following table summarizes our contractual obligations as of January 3, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
$450.0 million Credit Facility (1)	$160,000	$—	$—	$160,000	$—
Interest payments on $450 million Credit Facility (2)	13,638	3,175	6,349	4,114	—
Capital and financing lease obligations(3)	154,905	27,700	32,977	29,469	64,759
Operating lease obligations(3)	1,345,206	108,429	243,153	233,934	759,690
Purchase commitments(4)	236,544	122,741	107,813	5,990	—
Totals(5)	$1,910,293	$262,045	$390,292	$433,507	$824,449

(1)

The Credit Facility is scheduled to mature and the commitments thereunder will terminate on April 17, 2020, subject to extensions as set forth in the Credit Agreement. Following the closing of the Credit Facility and the initial borrowing of $260 million, we made a total of $100 million of principal payments on the Credit Facility, which reduced our total outstanding debt to $160.0 million at January 3, 2016. These payments are reflected as a reduction to the Credit Facility, in the “4-5 Years” column. See Note 12 “Long-Term Debt” to our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(2)

Represents estimated interest payments through maturity on our Credit Facility based on the outstanding amounts as of January 3, 2016 and based on LIBOR rates and commitment fees that we locked into from November 23, 2015 through February 23, 2016.

(3)

Represents estimated payments for capital and financing and operating lease obligations as of January 3, 2016. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.3 million for years one to three, $1.3 million for years four to five, and $1.3 million for the period beyond five years.
(4)	Consists primarily of open purchase orders and commitments under noncancelable service and supply contracts as of January 3, 2016.
(5)

As of January 3, 2016, we had recorded $32.8 million of liabilities related to our self-insurance program. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 25% of our net sales for 2015, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

During 2015, we changed our store inventory count procedure with respect to non-perishable inventories and no longer count all inventory in every store at the end of the every quarter.  Previously, we had counted all inventory at every store at or near the balance sheet date and therefore recorded no estimate for shrink as of December 28, 2014 and December 29, 2013.  We now count non-perishable store inventories on a rotational basis and perishable store inventories at the end of every quarter.  The change in timing necessitates making an estimate for non-perishable inventory shrink between the count date and the reporting date. Accordingly, the inventory balance in the accompanying Consolidated Balance Sheets includes a $2.8 million inventory shrink reserve as of January 3, 2016.

Equity-Based Compensation

Grants of options to purchase our shares under the 2011 Option Plan have been for equity instruments exchanged for employee services. We account for equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation (referred to as “ASC 718”). Compensation expense associated with equity incentive grants requires management judgment to calculate the estimated fair value of awards, which typically vest over multi-year periods and for which the ultimate amount of compensation is not known on the date of grant. Time vested options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets for each year. In the event of a change in control as defined in the 2011 Option Plan, all options become immediately vested and exercisable.

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

The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of equity-based compensation awards, including the option’s expected term and the price volatility of the underlying stock. Refer to Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these inputs.

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

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2015, 2014 or 2013 because the fair value of those assets was substantially above carrying value.

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows from the use and eventual disposition of the asset groups. We base our estimates on historical experience and projections, and consider recent economic and competitive trends. In the event that our estimates or assumptions change in the future, we may be required to record a long-lived asset impairment charge. We did not record any impairment loss during fiscal 2015, 2014 or 2013.

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

Interest Rate Sensitivity

We have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $160.0 million principal outstanding under our Credit Facility as of January 3, 2016, each hundred basis point change in LIBOR would result in a change in interest expense by $1.6 million annually. See Note 12 to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for details on our Credit Facility.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Sprouts Farmers Market, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sprouts Farmers Market, Inc. and its subsidiaries at January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A of this Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 25, 2016

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$136,069	$130,513
Accounts receivable, net	20,424	14,091
Inventories	165,434	142,793
Prepaid expenses and other current assets	23,288	11,152
Deferred income tax asset	—	35,580
Total current assets	345,215	334,129
Property and equipment, net of accumulated depreciation	494,067	454,889
Intangible assets, net of accumulated amortization	198,601	194,176
Goodwill	368,078	368,078
Other assets	19,003	17,801
Deferred income tax asset	1,400	—
Total assets	$1,426,364	$1,369,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,480	$112,877
Accrued salaries and benefits	30,717	29,687
Other accrued liabilities	50,253	41,394
Current portion of capital and financing lease obligations	14,972	29,136
Current portion of long-term debt	—	7,746
Total current liabilities	230,422	220,840
Long-term capital and financing lease obligations	115,500	121,562
Long-term debt	160,000	248,611
Other long-term liabilities	97,450	74,071
Deferred income tax liability	—	18,600
Total liabilities	603,372	683,684
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 152,577,884 shares issued and outstanding, January 3, 2016; 151,833,334 shares issued and outstanding, December 28, 2014	153	152
Additional paid-in capital	577,393	543,048
Retained earnings	245,446	142,189
Total stockholders’ equity	822,992	685,389
Total liabilities and stockholders’ equity	$1,426,364	$1,369,073

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Net sales	$3,593,031	$2,967,424	$2,437,911
Cost of sales, buying and occupancy	2,541,403	2,082,221	1,712,644
Gross profit	1,051,628	885,203	725,267
Direct store expenses	706,044	581,621	496,183
Selling, general and administrative expenses	106,412	95,397	81,795
Store pre-opening costs	8,616	7,749	5,734
Store closure and exit costs	1,802	725	2,051
Income from operations	228,754	199,711	139,504
Interest expense	(17,723)	(25,063)	(37,203)
Other income	443	596	487
Loss on extinguishment of debt	(5,481)	(1,138)	(18,721)
Income before income taxes	205,993	174,106	84,067
Income tax provision	(77,002)	(66,414)	(32,741)
Net income	$128,991	$107,692	$51,326
Net income per share:
Basic	$0.84	$0.72	$0.38
Diluted	$0.83	$0.70	$0.37
Weighted average shares outstanding:
Basic	153,099	149,751	134,622
Diluted	155,877	154,328	139,765

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) / Retained Earnings	Total Stockholders’ Equity
Balances at December 30, 2012	125,956,721	126	395,480	(8,851)	386,755
Net income	—	—	—	51,326	51,326
Issuance of shares under option plans	1,194,999	1	3,820	—	3,821
Issuance of shares in IPO, net of issuance costs	20,477,215	20	344,304	—	344,324
Repurchase of shares	(12,375)	—	(113)	—	(113)
Dividend paid to stockholders	—	—	(274,051)	(7,978)	(282,029)
Antidilution payments made to option holders	—	—	(13,892)	—	(13,892)
Excess tax benefit for exercise of options	—	—	13,424	—	13,424
Tax benefit of antidilution payments made to optionholders	—	—	4,402	—	4,402
Tax effect of forfeiture of vested options in equity	—	—	(27)	—	(27)
Equity-based compensation	—	—	5,780	—	5,780
Balances at December 29, 2013	147,616,560	147	479,127	34,497	513,771
Net income	—	—	—	107,692	107,692
Issuance of shares under option plans	4,216,774	5	11,307	—	11,312
Excess tax benefit for exercise of options	—	—	47,261	—	47,261
Tax effect of forfeiture of vested options in equity	—	—	(2)	—	(2)
Equity-based compensation	—	—	5,355	—	5,355
Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	128,991	128,991
Issuance of shares under option plans	1,812,829	2	6,318	—	6,320
Repurchase and retirement of common stock	(1,068,279)	(1)		(25,734)	(25,735)
Excess tax benefit for exercise of options	—	—	20,009	—	20,009
Equity-based compensation	—	—	8,018	—	8,018
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Cash flows from operating activities
Net income	$128,991	$107,692	$51,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,169	60,362	47,217
Accretion of asset retirement obligation and closed store reserve	344	844	322
Amortization of financing fees and debt issuance costs	742	1,494	2,482
Loss on disposal of property and equipment	1,512	1,087	449
Gain on sale of intangible assets	—	(100)	(19)
Equity-based compensation	8,018	5,355	5,780
Non-cash loss on extinguishment of debt	5,481	1,138	18,513
Deferred income taxes	15,581	16,432	13,731
Changes in operating assets and liabilities:
Accounts receivable	(5,622)	(4,424)	(1,521)
Inventories	(22,641)	(24,537)	(19,875)
Prepaid expenses and other current assets	(12,042)	(3,127)	(3,738)
Other assets	(481)	(5,157)	(4,114)
Accounts payable	19,387	(4,721)	31,996
Accrued salaries and benefits	1,030	7,400	890
Other accrued liabilities	7,395	8,426	5,397
Other long-term liabilities	23,034	13,054	11,752
Net cash provided by operating activities	239,898	181,218	160,588
Cash flows from investing activities
Purchases of property and equipment	(125,313)	(127,065)	(87,463)
Proceeds from disposal of property and equipment	2,708	294	1,000
Proceeds from sale of intangible assets	—	100	172
Purchase of leasehold interests	(5,707)	—	—
Net cash used in investing activities	(128,312)	(126,671)	(86,291)
Cash flows from financing activities
Proceeds from revolving credit facility	260,000	—	—
Payments on revolving credit facility	(100,000)	—	—
Borrowings on term loan, net of financing costs	—	—	688,127
Payments on term loan	(261,250)	(57,000)	(786,850)
Payments on Senior Subordinated Notes	—	—	(35,000)
Payments on capital lease obligations	(662)	(585)	(412)
Payments on financing lease obligations	(3,480)	(3,006)	(2,868)
Payment of deferred financing costs	(1,896)	—	(1,370)
Payments of IPO costs	—	—	(4,212)
Cash from landlord related to financing lease obligations	419	577	4,581
Payment to stockholders and optionholders	—	—	(295,921)
Excess tax benefit for exercise of options and antidilution payment to optionholders	20,009	47,261	17,826
Proceeds from the issuance of shares	—	—	348,536
Proceeds from exercise of stock options	6,565	11,067	3,820
Repurchase of common stock	(25,735)	—	(113)
Net cash used in financing activities	(106,030)	(1,686)	(63,856)
Net increase in cash and cash equivalents	5,556	52,861	10,441
Cash and cash equivalents at beginning of the period	130,513	77,652	67,211
Cash and cash equivalents at the end of the period	$136,069	$130,513	$77,652
Supplemental disclosure of cash flow information
Cash paid for interest	$17,455	$23,768	$38,091
Cash paid for income taxes	40,656	8,250	1,276
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$16,196	$13,993	$7,873
Property acquired through capital and financing lease obligations	10,125	34,140	10,660

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation is the parent company of Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”) which, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. As of January 3, 2016, the Company operated 217 stores in Alabama, Arizona, California, Colorado, Georgia, Kansas, Missouri, New Mexico, Nevada, Oklahoma, Tennessee, Texas and Utah. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

Corporate Conversion

On July 29, 2013, Sprouts Farmers Markets, LLC, a Delaware limited liability company, converted into Sprouts Farmers Market, Inc., a Delaware corporation (the “Corporate Conversion”). As a result of the corporate conversion, the members holding interests in Class A and Class B units of Sprouts Farmers Markets, LLC became holders of common stock of Sprouts Farmers Market, Inc., and options to purchase Class B units of Sprouts Farmers Markets, LLC were converted to options to purchase shares of common stock of Sprouts Farmers Market, Inc. The conversion of units and options to purchase units was on an 11 for 1 basis. The Company refers to this transaction as the “Corporate Conversion.” All equity related disclosures, including share, per share, and option disclosures, reflect the effects of the Corporate Conversion, including the 11 for 1 exchange.

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

The Company categorizes its products as perishable and non-perishable. Perishable product categories include produce, meat and seafood, deli and bakery. Non-perishable product categories include grocery, vitamins and supplements, bulk items, dairy and dairy alternatives, frozen foods, beer and wine, and body care and natural household items. The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2015	2014	2013
Perishables	50.8%	50.8%	50.1%
Non-Perishables	49.2%	49.2%	49.9%

All dollar amounts are in thousands, unless otherwise noted.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2015 ended on January 3, 2016 and included 53-weeks. Fiscal years 2014 and 2013 ended on December 28, 2014 and December 29, 2013, respectively, and included 52-weeks. Fiscal years 2015, 2014, and 2013 are referred to as 2015, 2014, and 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation’s federally insured limits. All credit and debit card transactions are also classified as cash and cash equivalents. The amounts due from banks for these transactions at each reporting date were as follows:

	As Of
	January 3, 2016	December 28, 2014
Due from banks for debit and credit card transactions	$51,309	$31,750

Accounts Receivable

Accounts receivable generally represent billings to vendors for earned rebates, advertising and other items and landlords for tenant allowances. When a specific account is determined uncollectible, the net recognized receivable is written off.

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

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 3, 2016 and December 28, 2014. During 2015, the Company changed its store inventory count procedure with respect to non-perishable inventories and no longer counts all inventory in every store at the end of the every quarter.  Previously, the Company had counted all inventory at every store at or near the balance sheet date and therefore recorded no estimate for shrink.  The Company now counts non-perishable store inventories on a rotational basis and perishable store inventories at the end of every quarter.  The change in timing necessitates making an estimate for non-perishable inventory shrink between the count date and the reporting date. Accordingly, the inventory balance in the accompanying Consolidated Balance Sheets include a $2.8 million inventory shrink reserve as of January 3, 2016.

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

The following table includes the estimated useful lives of certain of our asset classes:

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

Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) are related to the Company’s commitment to return leased facilities to the landlord in an agreed-upon condition. This may require actions ranging from cleaning to removal of leasehold improvements. The obligation is recorded as a liability with an offsetting capital asset at the inception of the lease term based upon the estimated fair market value of costs to meet the commitment. The liability, included in other long-term liabilities in the consolidated balance sheets, is accreted over time to the projected future value of the obligation. The ARO asset, included in property and equipment in the consolidated balance sheets, is depreciated using the same useful life as the related property.

A reconciliation of the ARO liability is as follows:

	As Of
	January 3, 2016	December 28, 2014
Beginning balance	$2,952	$2,575
Additions for new facilities	245	551
Accretion expense	169	136
Adjustments	(152)	(310)
Ending balance	$3,214	$2,952

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in its current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments and estimates of other occupancy costs after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known considering timing of new information regarding the market, subleases or other lease updates. Adjustments in the closed store reserves are recorded in “store closure and exit costs” in the accompanying consolidated statements of operations.

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance programs to provide reserves for potential liabilities associated with general liability, workers’ compensation and team member health benefits. Liabilities for self-insurance reserves are estimated through consideration of various factors, which include historical claims experience, demographic factors, severity factors and other actuarial assumptions. Amounts expected to be recovered from insurance companies is included in the liability, with a corresponding amount recorded in accounts receivable.

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

The Company completed its goodwill and indefinite-lived intangible asset impairment evaluations as of the first day of the fourth quarter and concluded during 2015, 2014 and 2013 that there was no impairment. The Company also concluded that events and circumstances continued to support classifying its indefinite-lived intangible assets as such. See Note 7, “Intangible Assets” and Note 8, “Goodwill” for further discussion.

The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and is amortized on a straight line basis over an estimated useful life of 10 years from the date of its acquisition by the Company. Favorable and unfavorable leasehold interests are amortized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results of the store or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during 2015, 2014 and 2013.

Deferred Financing Costs

The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Credit Facility and Former Credit Facility (as defined in Note 12, “Long-Term

Debt”), deferred financing costs are amortized on a straight line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as loss on extinguishment of debt. The current and noncurrent portions of deferred financing costs are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying consolidated balance sheets.

Operating Leases

The Company leases certain stores, warehouse facilities and administrative offices under operating leases.

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

For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year. The Company expensed $1.8 million, $1.6 million and $1.4 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively, for contingent rent.

Financing Lease Obligations

The Company has recorded financing lease obligations for 38 store building leases at both January 3, 2016 and December 28, 2014. In each case, the Company was deemed to be the owner during the construction period under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the property at the end of the construction period, which include either an affiliate guaranty or contingent collateral. As a result, in accordance with applicable accounting guidance, buildings and related assets subject to the leases are reflected on the Company’s balance sheets and depreciated over their remaining useful lives. The present value of the lease payments associated with these buildings is recorded as financing lease obligations.

At January 3, 2016, the Company also recorded current financing lease obligations and related construction in progress for two stores under the lease accounting guidance noted above.  However, the Company expects that there will be no continuing involvement provisions in effect at the end of the construction period and therefore will be able to remove the asset and the corresponding financing lease obligations at the end of the construction periods for the stores during 2016.

At December 28, 2014 the Company also recorded a current financing lease obligation and related construction in progress totaling $25.0 million for one of its administrative facilities under the lease accounting guidance noted above. However, the Company concluded there were no continuing involvement provisions in effect at the end of the construction period and removed the asset and corresponding financing lease obligation at the end of the construction period in the first quarter of fiscal 2015.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, intangible assets, and long-lived assets and in the valuation of store closure and exit costs.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of January 3, 2016. Based on comparable open market transactions of the Former Term Loan (as defined in Note 12), the fair value of the long-term debt, including current maturities, approximated carrying value as of December 28, 2014. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes equity-based compensation cost as expense over the vesting period. As equity-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures and trued up for actual forfeitures. The Company’s forfeiture rate is estimated based on an analysis of our actual forfeitures of grants made under our 2011 Option Plan and 2013 Incentive Plan. The actual forfeiture rate could differ from these estimates. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. See Note 22, “Equity-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of equity-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of operations. The grant date fair value of restricted stock units (“RSUs”) and performance share awards (“PSAs”) is based on the closing price per share of the Company’s stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

Revenue Recognition

Revenue is recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the discounted products are sold. Sales taxes are not included in revenue. Proceeds from the sale of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. During 2015, the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate.  Accordingly, the Company recognized $1.0 million of gift card breakage as a component of net sales in the accompanying consolidated statements of operations for 2015.

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

Our largest supplier accounted for approximately 24% and 23% of total purchases, expressed as a percentage of our cost of sales, buying and occupancy expense, during 2015 and 2014, respectively.

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

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Advertising expense	$46,815	$39,763	$34,075
Vendor rebates	(14,810)	(13,614)	(12,530)
Advertising expense, net of rebates	$32,005	$26,149	$21,545

Store Pre-Opening Costs

Store pre-opening costs include rent expense during construction of new stores and costs related to new store openings, including costs associated with hiring and training personnel and other miscellaneous costs. Store pre-opening costs are expensed as incurred.

Loss on Extinguishment of Debt

The Company recognizes loss on extinguishment of debt when debt is refinanced and the new debt is either with a new lender or lenders and/or the cash flows associated with the refinanced debt and the original debt differ by greater than 10 percent.  The loss on extinguishment of debt represents the amounts of deferred financing costs and/or issue discount associated with the extinguished portion of the debt.

In 2015, the Company recorded a loss on extinguishment of debt totaling $5.5 million related to the April 2015 Refinancing as defined in Note 12.

In 2014, the Company made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the Former Term Loan.

In 2013, the Company recorded a loss on extinguishment of debt totaling $18.2 million primarily related to the write-off of deferred financing costs and issue discount. These write-offs included $1.0 million related to a partial repayment of the Former Term Loan, $9.0 million related to the August 2013 pay down of debt using proceeds from our IPO and $8.2 million related to the April 2013 Refinancing as defined in Note 12. Additionally, loss on extinguishment of debt for 2013 includes $0.5 million related to the renewal of a financing lease.

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

Share Repurchases

The Company has elected to retire shares repurchased to date.  Shares retired become part of the pool of authorized but unissued shares. The Company has elected to record purchase price of the retired shares in excess of par value directly as a reduction of retained earnings.

Net Income per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the fiscal period.

Diluted net income per share is based on the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive options, PSAs and RSUs.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. This guidance will be effective for the Company for its fiscal year 2018. The Company is currently evaluating the potential impact of this guidance.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability This guidance will be effective for the Company for its fiscal year 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance.

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

In July 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30).” ASU No. 2015-15 provides additional guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Early adoption is permitted.This guidance will be effective for the Company for its fiscal year 2016. The Company is currently evaluating the potential impact of this guidance.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. “ASU No. 2015-17 requires that deferred liabilities and assets be classified as noncurrent in the consolidated balance sheet. The guidance is effective prospectively or retrospectively for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company has early adopted the guidance prospectively for the fiscal year ended January 3, 2016 and it had a material impact on its consolidated financial statements. The Company has not retrospectively adjusted the prior periods presented.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	January 3, 2016	December 28, 2014
Vendor	$11,649	$8,246
Landlord receivable	4,143	1,993
Other	4,632	3,852
Total	$20,424	$14,091

As of January 3, 2016 and December 28, 2014, the Company had recorded an allowance of $0.1 million and $0.3 million, respectively, for certain receivables.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	January 3, 2016	December 28, 2014
Prepaid expenses	16,974	4,769
Income tax receivable	$5,852	$6,015
Other current assets	462	368
Total	$23,288	$11,152

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	January 3, 2016	December 28, 2014
Buildings	$115,925	$115,925
Furniture, fixtures and equipment	317,015	246,830
Leasehold improvements	260,039	216,068
Construction in progress	38,627	58,719
Total property and equipment	731,606	637,542
Accumulated depreciation and amortization	(237,539)	(182,653)
Property and equipment, net	$494,067	$454,889

A summary of leased property and equipment under capital and financing lease obligations is as follows:

	As Of
	January 3, 2016	December 28, 2014
Capital Leases—Buildings
Gross asset balance	$11,338	$11,338
Accumulated depreciation	(2,249)	(1,364)
Net	$9,089	$9,974
Capital Leases—Equipment
Gross asset balance	218	498
Accumulated depreciation	(218)	(488)
Net	$0	$10
Financing Leases
Gross asset balance	117,197	129,614
Accumulated depreciation	(11,819)	(9,012)
Net	$105,378	$120,602

Depreciation expense was $69.1 million, $60.5 million and $47.2 million for 2015, 2014 and 2013, respectively.

7. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at December 29, 2013	Additions	Other(a)	Balance at December 28, 2014
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	—	2,023
Finite-lived trade names	1,800	—	—	1,800
Finite-lived leasehold interests	12,574	—	—	12,574
Total intangible assets	$199,334	$—	$—	$199,334
Accumulated Amortization
Finite-lived trade names	$(285)	$(180)	$—	$(465)
Finite-lived leasehold interests	(3,582)	(1,111)	—	(4,693)
Total accumulated amortization	$(3,867)	$(1,291)	$—	$(5,158)

	Balance at December 28, 2014	Additions	Other	Balance at January 3, 2016
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	—	2,023
Finite-lived trade names	1,800	—	—	1,800
Finite-lived leasehold interests	12,574	5,726	—	18,300
Total intangible assets	$199,334	$5,726	$—	$205,060
Accumulated Amortization
Finite-lived trade names	$(465)	$(180)	$—	$(645)
Finite-lived leasehold interests	(4,693)	(1,121)	—	(5,814)
Total accumulated amortization	$(5,158)	$(1,301)	$—	$(6,459)

(1)	Additions during 2015 represent the amount paid for four leases purchased in the Haggen bankruptcy auction.

Amortization expense was $1.3 million, $1.3 million and $1.3 million for 2015, 2014 and 2013, respectively. Future amortization associated with the net carrying amount of finite-lived intangible assets is as follows:

2016	$1,440
2017	1,362
2018	1,362
2019	1,346
2020	1,335
Thereafter	6,796
Total amortization	$13,641

The remaining weighted-average amortization period of leasehold interests acquired total 11.6 years. The remaining amortization period of the finite-lived trade name is 6.4 years.

8. Goodwill

The balance of our goodwill has been $368.1 million as of January 3, 2016, December 28, 2014 and December 29, 2013. As of January 3, 2016, December 28, 2014 and December 29, 2013, the Company had no accumulated goodwill impairment losses.

9. Other Assets

A summary of other assets is as follows:

	As Of
	January 3, 2016	December 28, 2014
Insurance deposits	$15,319	$14,726
Other	3,684	3,075
Total	$19,003	$17,801

10. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	January 3, 2016	December 28, 2014
Accrued payroll	$10,988	$9,196
Bonuses	9,728	12,138
Vacation	8,916	7,476
Other	1,085	877
Total	$30,717	$29,687

11. Other Accrued Liabilities

A summary of other accrued liabilities is as follows:

	As Of
	January 3, 2016	December 28, 2014
Workers’ compensation / general liability reserves	$11,295	$9,308
Gift cards	10,616	9,836
Sales and use tax liabilities	7,038	6,345
Medical insurance claim reserves	6,064	5,008
Unamortized lease incentives	5,190	3,407
Accrued occupancy related (CAM, property taxes, etc.)	4,689	3,119
Closed store reserves	894	433
Interest	668	1,143
Other	3,799	2,795
Total	$50,253	$41,394

12. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	January 3, 2016	December 28, 2014
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$160,000	$—
Former Term Loan, net of original issue discount	April 23, 2020	Variable	—	$256,357
Former Revolving Credit Facility	April 23, 2018	Variable	—	—
Total debt			160,000	256,357
Less current portion			—	(7,746)
Long-term debt, net of current portion			$160,000	$248,611

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

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $2.5 million have been issued as of January 3, 2016, primarily to support the Company’s insurance programs.

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

Following the closing of the Credit Facility and the initial borrowing of $260.0 million, the Company made a total of $100.0 million of principal payments on the Credit Facility, which reduced the Company’s total outstanding debt to $160.0 million at January 3, 2016.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of January 3, 2016.

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

13. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	January 3, 2016	December 28, 2014
Unamortized lease incentives	$47,005	$31,282
Deferred rent	19,686	14,176
Workers’ compensation / general liability reserves	15,489	12,738
Unfavorable lease liability	10,178	11,408
ARO liability	3,214	2,952
Closed store reserves	1,123	1,352
Other	755	163
Total	$97,450	$74,071

Unfavorable leasehold interests of $16.7 million were recognized in connection with previous business combinations and are being amortized on a straight-line basis over the term of the underlying leases.

14. Self-Insurance Programs

General Liability and Workers’ Compensation

The Company carries insurance policies for general liability and workers’ compensation to minimize the risk of loss due to accident, injury and commercial liability claims resulting from its operations, and to comply with certain legal and contractual requirements.

The Company retains certain levels of exposure in its self-insurance programs and purchases coverage from third-party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported (“IBNR”). IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions. At January 3, 2016, the Company had recorded a $0.8 million receivable from its insurance carrier for payments expected to be made in excess of self-insured retentions. The Company expects to receive payment for the 2015 receivable during 2016. See Note 11, “Other Accrued Liabilities,” and Note 13, “Other Long-Term Liabilities” for amounts recorded for general liability and workers’ compensation liabilities.

Medical

The Company is self-insured for medical claims up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of IBNR claims. IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions. At January 3, 2016, the Company had recorded a $0.6 million receivable from its medical insurance carrier for payments expected to be made in excess of stop-loss limits. The Company expects to receive payment for the 2015 receivable during 2016. No receivable was recorded as of December 28, 2014 as the stop-loss limit was not exceeded.

15. Defined Contribution Plan

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

Total expense recorded for the matching under the Plan:

Year Ended
January 3, 2016	December 28, 2014	December 29, 2013
$2,656	$1,980	$1,583

16. Closed Store Reserves

A summary of closed store reserve activity is as follows:

	As Of
	January 3, 2016	December 28, 2014
Beginning balance	$1,785	$4,713
Additions	1,144	688
Usage	(1,332)	(3,204)
Adjustments	420	(412)
Ending balance	$2,017	$1,785

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

17. Income Taxes

In July 2013, in connection with the IPO, the Company converted from a limited liability company to a C-corporation. During the period from April 17, 2011 until the corporate conversion, the Company had elected to be taxed as a corporation for income tax purposes.

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
U.S. Federal—current	$(51,322)	$(41,217)	$(15,684)
U.S. Federal—deferred	(15,155)	(17,007)	(12,203)
U.S. Federal—total	(66,477)	(58,224)	(27,887)
State—current	(9,619)	(7,815)	(3,299)
State—deferred	(906)	(375)	(1,555)
State—total	(10,525)	(8,190)	(4,854)
Total provision	$(77,002)	$(66,414)	$(32,741)

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Federal statutory rate	35.00%	35.00%	35.00%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	3.82	3.78	5.18
Other, net	(1.44)	(0.63)	(1.23)
Effective tax rate	37.38%	38.15%	38.95%

The effective income tax rate decreased to 37.38% in 2015 from 38.15% in 2014 as a result of increased tax credits and enhanced charitable food contribution deductions for 2015. The effective income tax rate decreased to 38.15% in 2014 from 38.95% in 2013 as a result of increased enhanced charitable contributions for 2014.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $20.0 million, $47.3 million and $17.8 million in 2015, 2014 and 2013. The income tax benefit for 2015 included $0.1 million of income tax benefits related to stock award activity in 2013. The income tax benefit for 2014 included $1.4 million of income tax benefits related to stock award activity in 2013. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	January 3, 2016	December 28, 2014
Deferred tax assets
Employee benefits	$20,298	$17,930
Net operating loss carryforwards and tax credits	409	3,282
Lease related	80,172	81,014
Other accrued liabilities	8,070	7,028
Charitable contribution carryforward	14,574	8,889
Inventories and other	1,202	1,073
Total gross deferred tax assets	124,725	119,216
Deferred tax liabilities
Depreciation and amortization	(111,402)	(97,731)
Intangible assets	(11,377)	(4,020)
Other	(546)	(485)
Total gross deferred tax liabilities	(123,325)	(102,236)
Net deferred tax asset	$1,400	$16,980

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of January 3, 2016 and December 28, 2014.

At December 28, 2014, the Company had approximately $5.7 million of federal net operating loss carryforwards that were fully utilized in 2015. The Company had net operating loss carryforwards for state income tax purposes of $4.2 million as of December 28, 2014 that were fully utilized in 2015. The Company had alternative minimum tax credits of $0.9 million as of December 28, 2014 that were fully utilized in 2015. The Company had general business credits of $1.5 million as of December 28, 2014 that were fully utilized in 2015. The company has state income tax credits of $0.4 million which are available to offset future state income taxes until 2023 through 2024.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	January 3, 2016	December 28, 2014	December 29, 2013
Beginning balance	$626	$410	$150
Additions based on tax positions related to the current year	114	216	260
Reductions for tax positions for prior years	(3)	—	—
Net deferred tax asset	$737	$626	$410

At January 3, 2016 and December 28, 2014, the Company had unrecognized tax benefits of $0.7 million and $0.6 million (tax effected) that would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates an increase in the total amount of unrecognized tax benefits during the next twelve months related to depreciation for transaction cost allocation in the amount of $0.1 million.

The Company files income tax returns with federal and state tax authorities within the United States. The statute of limitations for income tax examinations remains open for federal tax returns for tax years 2012 through 2014 and state tax returns for the tax years 2011 through 2014. The statute of limitations remains open for Sunflower’s pre-merger federal tax returns for 2012 and state tax returns for 2008 through 2012.

The Company early adopted the guidance under ASU No. 2015-17 during 2015. The guidance requires that deferred tax assets and deferred tax liabilities be classified as noncurrent on the consolidated balance sheets.  The Company elected the prospective method of adoption, and therefore did not reclassify deferred tax balances for prior years.

18. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company. During 2015, 2014 and 2013, purchases from this company were $9.7 million, $8.3 million and $7.9 million, respectively. As of January 3, 2016, December 28, 2014 and December 29, 2013 the Company had no receivable recorded from this vendor. As of January 3, 2016, December 28, 2014 and December 29, 2013, the Company had recorded accounts payable due to this vendor of $0.7 million, $0.5 million and $0.7 million, respectively.

On November 3, 2015, the Company entered into an agreement to purchase an airplane from this board member for $7.5 million.  The transaction closed on December 17, 2015.

During 2013, in connection with our Former Credit Facility, we paid an arrangement fee of $0.8 million to an affiliate of Apollo Global Management, LLC (together with its subsidiaries and the investment funds affiliated with, and co-investment vehicles managed by, Apollo Management VI, L.P. (“Apollo”), our former principal stockholder. Apollo Global Securities, LLC, another affiliate of Apollo, was an underwriter of our IPO and secondary offerings that closed on August 18, 2014, April 2, 2014, and December 2, 2013, and received fees of approximately $0.9 million, $1.3 million, $0.8 million and $1.0 million, respectively.

Another member of the Company’s board of directors purchased stock in a technology supplier to the Company in January 2015. During 2015, 2014 and 2013, purchases from this company were $5.9 million, $5.2 million and $3.6 million, respectively. As of January 3, 2016, December 28, 2014 and December 29, 2013, the Company had no receivable recorded from this vendor. As of January 3, 2016,

December 28, 2014 and December 29, 2013, the Company had recorded accounts payable due to this vendor of $0.3 million, $0.6 million and $0.4 million, respectively.

This board member also provided a convertible loan to a technology supplier to the Company in September 2015. During 2015, 2014 and 2013, purchases from this company were $0.5 million, $0.8 million and $0.8 million, respectively. As of January 3, 2016, December 28, 2014 and December 29, 2013, the Company had no receivable recorded from this vendor. As of January 3, 2016, December 28, 2014 and December 29, 2013, the Company had recorded accounts payable due to this vendor of $0.1 million, $0.1 million and none, respectively.

19. Commitments and Contingencies

Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases had an average remaining lease term of approximately nine years as of January 3, 2016.

Rent expense charged to operations under operating leases in 2015, 2014 and 2013 totaled $88.1 million, $72.9 million and $64.7 million, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at January 3, 2016 are as follows:

2016	$108,429
2017	120,943
2018	122,210
2019	117,869
2020	116,065
Thereafter	759,690
Total payments	$1,345,206

The Company has subtenant agreements under which it will receive rent as follows:

2016	$1,462
2017	1,240
2018	1,005
2019	683
2020	656
Thereafter	1,279
Total subtenant rent	$6,325

Capital and Financing Lease Commitments

The Company is committed under certain capital and financing leases for rental of buildings and equipment. These leases expire or become subject to renewal clauses at various dates from 2016 to 2032.

As of January 3, 2016, future minimum lease payments required by all capital and financing leases during the initial lease term are as follows:

Fiscal Year	Capital Leases	Financing Leases
2016	$1,451	$26,249
2017	1,451	16,107
2018	1,451	13,968
2019	1,294	13,486
2020	1,194	13,495
Thereafter	8,904	55,855
Total	15,745	139,160
Plus balloon payment (financing leases)	—	74,516
Less amount representing interest	(5,210)	(85,010)
Net present value of capital and financing lease obligations	10,535	128,666
Less current portion	(714)	(14,258)
Total long-term	$9,821	$114,408

The final payment under the financing lease obligations is a noncash payment which represents the conveyance of the property to the buyer-lessor at the end of the lease term, described as balloon payment in the table above.

Other Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with insurance and self-insurance obligations. Estimation of insurance and self-insurance liabilities require significant judgments, and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss. See Note 14, “Self-Insurance Programs” for more information.

In addition to our lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of January 3, 2016, such future purchase commitments consisted of $236.50 million.

One individual purchase commitment which is in effect from October 1, 2014 through December 31, 2017 for certain goods requires the Company to purchase approximately $76.8 million and $94.2 million for fiscal years 2016 and 2017, respectively. Purchase commitments under this agreement are based on volumes and commodities prices in effect at the time of purchase. The amounts above were calculated based on current commodities prices. From October 1, 2014 through January 3, 2016, the Company purchased $78.8 million under this agreement.

Other commitments related to the Company’s business operations cover varying periods of time and are not significant. These commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial conditions.

20. Capital stock

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

As of January 3, 2016, 152,577,884 shares of the Company’s common stock were issued and outstanding after the repurchase and retirement of 1,068,279 shares as described below. As of January 3, 2016, 6,727,450 shares of common stock are reserved for issuance under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (see Note 22, “Equity-Based Compensation”). During 2015, options were exercised in exchange for the issuance of 1,773,518 shares of common stock. During 2014, options were exercised in exchange for the issuance of 4,216,774 shares of common stock, including a total of 2,340,639 options exercised and the stock sold in our April and August secondary offerings. During 2013, options were exercised in exchange for the issuance of 1,194,999 shares of common stock and the Company repurchased 12,375 of the shares of common stock issued in one exercise.

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program. The shares may be purchased from time to time over two year period, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended or discontinued at any time. As of January 3, 2016, the Company had repurchased 1,068,279 million shares of common stock for $25.7 million and subsequently retired such shares. Subsequent to January 3, 2016, the Company repurchased an additional 2,431,721 shares of common stock for $59.3 million and subsequently retired such shares.

During 2013, the Company received $0.2 million from certain officers as the return of deemed profits on the purchase of stock in our IPO and the subsequent sale of our stock within six months. These proceeds are included in “Issuance of shares in IPO, net of issuance costs” in the accompanying consolidated statements of stockholders’ equity and in “Proceeds from the issuance of shares” in the accompanying consolidated statements of cash flows.

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

21. Net Income per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Basic net income per share:
Net income	$128,991	$107,692	$51,326
Weighted average shares outstanding	153,099	149,751	134,622
Basic net income per share	$0.84	$0.72	$0.38
Diluted net income per share:
Net income	$128,991	$107,692	$51,326
Weighted average shares outstanding	153,099	149,751	134,622
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,737	4,570	5,143
Restricted Stock Units (“RSU”)	37	7	—
Performance Share Awards (“PSA”)	4	—	—
Weighted average shares and equivalent shares outstanding	155,877	154,328	139,765
Diluted net income per share	$0.83	$0.70	$0.37

The computation of diluted earnings per share for 2015 does not include 514,377 options as those options were antidilutive. The computation of diluted earnings per share for 2014 does not include 546,567 options as those options were antidilutive. The computation of diluted earnings per share for 2013 includes all options as no options were antidilutive.

22. Equity-Based Compensation

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

Under the 2013 Incentive Plan, upon the pricing of the Company’s IPO, the Company granted to certain officers and team members options to purchase 396,000 shares of common stock at an exercise price of $18.00 per share, with grant date fair values of $4.65 to $5.92. The Company also granted to independent directors options to purchase 11,112 shares of common stock at an exercise price of $18.00 per share, with a grant date fair value of $4.65. The options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based. Time-based options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets set for each year. The options expire seven years from grant date.

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

On March 11, 2015, under the 2013 Incentive Plan, the Company granted to certain officers and team members time-based options to purchase an aggregate of 277,833 shares of common stock at an exercise price of $34.33 per share, with a grant date fair value of $9.42 per share.  The Company also granted an aggregate of 87,394 RSUs with a grant date fair value of $34.33 per share, and 71,753 PSAs (as described below) with a grant date fair value of $34.33 per share.  The options vest ratably over a period of 12 quarters (three years) and the RSUs vest one-third each year for three years.  The options expire seven years from grant date.

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

On August 11, 2015, under the 2013 Incentive Plan, the Company granted to an independent member of its board of directors and certain officers and team members time-based options to purchase an aggregate of 2,138,899 shares of common stock at an exercise price of $20.98 per share, with a grant date fair value of $5.79 per share.  The Company also granted an aggregate of 5,660 RSUs with a grant date fair value of $20.98 per share.  The options vest ratably over a period of 12 quarters (three years) and the RSUs vest either one-third each year for three years or one-half each year for two years.  The options expire seven years from grant date.

On November 10, 2015, under the 2013 Incentive Plan, the Company granted to an independent member of its board of directors time-based options to purchase 4,431 shares of common stock at an exercise price of $23.26 per share, with a grant date fair value of $6.77 per share. The Company also granted to this independent director an aggregate of 1,370 RSUs with a grant date fair value of $23.26.  The options vest ratably over a period of 12 quarters (three years) and the RSUs vest one-third each year for three years.  The options expire seven years from grant date.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of January 3, 2016, 6,727,450 shares of common stock are reserved for issuance under the 2013 Incentive Plan.

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

Stock Options

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

In the event of a change in control as defined in the award agreements issued under the 2013 Incentive Plan and in the 2011 Option Plan, all options and awards issued prior to 2015 become immediately vested and exercisable.

For grants issued in 2015, the options and awards only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the grants are not continued or assumed by the acquiror on a substantially equivalent basis.  If the options and awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such options or awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable team member award agreement.

Shares issued for option exercises and RSU vesting are newly issued shares.

The estimated fair values of options granted during 2015, 2014 and 2013 range from $2.33 to $10.66, and were calculated using the following assumptions:

	2015	2014	2013
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	30.61% to 32.51%	31.19% to 32.19%	31.03% to 37.38%
Risk free interest rate	1.44% to 1.67%	1.20% to 1.33%	0.56% to 1.36%
Expected term, in years	4.31	4.31	4.00 to 5.00

The grant date weighted average fair value of the 2.1 million options issued but not vested as of January 3, 2016 was $6.32. The grant date weighted average fair value of the 0.9 million options issued but not vested as of December 28, 2014 was $5.42. The grant date weighted average fair value of the 2.7 million options issued but not vested as of December 29, 2013 was $2.09.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Grant date weighted average fair value of options granted	$6.22	$10.39	$4.27
Grant date weighted average fair value of options forfeited	$5.36	$6.79	$1.85

Expected volatility is calculated based upon historical volatility data from a group of comparable companies and the Company over a timeframe consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders.

The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2014	6,884,997	$5.82
Granted	2,435,655	22.56
Forfeited	(144,225)	18.30
Exercised	(1,773,518)	3.56		$53,373
Outstanding at January 3, 2016	7,402,909	11.63	4.10	$116,336
Exercisable—January 3, 2016	5,286,752	7.11	3.16	$106,012
Vested/Expected to vest—January 3, 2016	7,268,675	11.43	4.06	$115,690

RSUs

In the event of a change in control as defined in the award agreements issued under the 2013 Incentive Plan, all RSUs granted prior to 2015 become immediately vested.

RSUs granted in 2015 only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the awards are not continued or assumed by the acquiror on a substantially equivalent basis.  If the awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable team member award agreement.

Shares issued for RSU vesting are newly issued shares.

The estimated fair value of RSUs granted during 2015 and 2014 range from $20.98 to $39.01, and were calculated based on the closing price on the grant date.

The total grant date fair value of RSUs granted during 2015 was $3.3 million. The total grant date fair value of RSUs released upon vesting during 2015 was $1.5 million. There were no RSUs released during 2014. The total grant date fair value of RSUs forfeited during 2015 was $0.7 million. The grant date weighted average fair value of the 0.1 million RSUs issued but not released as of January 3, 2016 was $5.0 million.

The total grant date fair value of RSUs granted during 2014 was $4.3 million. There were no RSUs released during 2014. The total grant date fair value of RSUs forfeited during 2014 was $0.3 million. The grant date weighted average fair value of the 0.1 million RSUs issued but not released as of December 28, 2014 was $4.0 million.

The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2014	102,939	38.78
Awarded	98,320	33.25
Released	(39,311)	38.82
Forfeited	(18,753)	36.64
Outstanding at January 3, 2016	143,195	35.26

PSAs

The PSAs were granted in March 2015 and are earned based on the Company’s achievement of certain earnings per share performance targets during 2015. If earned, such PSAs vest 50% on the second anniversary of the grant date (2017), and 50% on the third anniversary of the grant date (2018).

The PSAs only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the awards are not continued or assumed by the acquiror on a substantially equivalent basis.  If the awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable team member award agreement.

Shares issued for PSA vesting are newly issued shares.

The estimated fair values of PSAs granted during 2015 is $34.33, and was calculated based on the closing price on the grant date.

The total grant date fair value of PSAs granted during 2015 was $2.5 million. There were no PSAs released during 2015. The total grant date fair value of PSAs forfeited during 2015 was $0.1 million. The grant date weighted average fair value of the 0.1 million PSAs issued but not released as of January 3, 2016 was $2.4 million. Subsequent to January 3, 2016, the Company’s board of directors determined that the performance targets were met and 0.1 million PSAs were earned.

The following table summarizes PSA activity:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2014	—	—
Awarded	71,753	34.33
Released	—	—
Forfeited	(1,614)	34.33
Outstanding at January 3, 2016	70,139	34.33

Equity-based compensation expense was as follows:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Cost of sales, buying and occupancy	$681	$695	$672
Direct store expenses	1,103	788	104
Selling, general and administrative expenses	6,234	3,872	5,004
Total equity-based compensation expense	$8,018	$5,355	$5,780

The Company recognized income tax benefits of $3.1 million, $2.1 million and $2.3 million for 2015, 2014, and 2013, respectively.

As of January 3, 2016, total unrecognized compensation expense related to outstanding options was $5.3 million, which, if the service and performance conditions are fully met, is expected to be recognized over the next 2.3 years on a weighted-average basis.

As of January 3, 2016, total unrecognized compensation expense related to outstanding RSUs was $2.9 million, which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.4 years on a weighted-average basis.

As of January 3, 2016, total unrecognized compensation expenses related to outstanding PSAs was $1.6 million, which, if the service and performance conditions are fully met, is expected to be recognized over the next 1.7 years on a weighted-average basis.

During 2015, 2014 and 2013, the Company received $6.6 million, $11.1 million and $3.8 million in cash proceeds from the exercise of options, respectively.

During 2015, 2014 and 2013, the Company recorded $20.0 million, $47.3 million and $13.4 million of excess tax benefits from the exercise of options, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of January 3, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2016, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 3, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of January 3, 2016.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2016, and is incorporated herein by reference.

We have adopted a Code of Ethics – Principal Executive Officer and Senior Financial Officers (referred to as the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. The Code is publicly available on our website at http://investors.sprouts.com/Cache/1001200324.PDF?O=PDF&T=&Y=&D=&FID=1001200324&iid=4096386.

We will provide disclosure of future updates, amendments or waivers from the Code by posting them to our investor relations website located at investors.sprouts.com. The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K. Except for such Code, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

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

2.	Financial Statement Schedules: No schedules are required.
3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (3)

10.3.1(a)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.1(b)	2015 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.2(b)	2015 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.3	2015 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated April 18, 2011, as amended on August 23, 2012, by and between Sprouts Farmers Market, Inc. and Doug Sanders (3)

10.4.3	Letter Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Doug Sanders (6)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (7)

10.5.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated July 15, 2011, as amended on April 18, 2013, by and between Sprouts Farmers Market, Inc. and Amin Maredia (3)

10.5.3	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Amin N. Maredia (6)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (8)

10.6.2	Amendment No. 2, dated August 6, 2015, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (6)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated January 23, 2012, as amended on November 15, 2012, by and between Sprouts Farmers Market, Inc. and Brandon Lombardi (3)

10.8†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (9)

10.9	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

10.10

Credit Agreement, dated as of April 17, 2015, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., BMO Harris Bank, N.A. and BBVA Compass Bank, as co-syndication agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as documentation agent (10)

10.11	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (11)

10.12	Executive Severance and Change in Control Plan (12)

10.13	Aircraft Purchase Agreement, dated November 3, 2015, by and between Sprouts Farmers Markets Holdings, LLC and CJ Leasing Services LLC (12)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2015, and incorporated herein by reference.

(7)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 25, 2016	By:	/s/ Amin N. Maredia
	Name:	Amin N. Maredia
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin N. Maredia Amin N. Maredia	Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2016

/s/ Susannah Livingston Susannah Livingston	Interim Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ Donna Berlinski Donna Berlinski	Vice President and Controller (Principal Accounting Officer)	February 25, 2016

/s/ J. Douglas Sanders J. Douglas Sanders	Executive Chairman of the Board	February 25, 2016

/s/ Shon Boney Shon Boney	Director	February 25, 2016

/s/ Joseph Fortunato Joseph Fortunato	Director	February 25, 2016

/s/ Terri Funk Graham Terri Funk Graham	Director	February 25, 2016

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	February 25, 2016

/s/ Steven H. Townsend Steven H. Townsend	Director	February 25, 2016

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Bylaws of Sprouts Farmers Market, Inc. (1)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (2)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (3)

10.3.1(a)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.1(b)	2015 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.3.2(b)	2015 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.3	2015 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (2)

10.4.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated April 18, 2011, as amended on August 23, 2012, by and between Sprouts Farmers Market, Inc. and Doug Sanders (3)

10.4.3	Letter Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Doug Sanders (6)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (2)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (7)

10.5.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated July 15, 2011, as amended on April 18, 2013, by and between Sprouts Farmers Market, Inc. and Amin Maredia (3)

10.5.3	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Amin N. Maredia (6)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (2)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (8)

10.6.2	Amendment No. 2, dated August 6, 2015, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (6)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (2)

10.7.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated January 23, 2012, as amended on November 15, 2012, by and between Sprouts Farmers Market, Inc. and Brandon Lombardi (3)

10.8†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (9)

10.9	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (2)

10.10

Credit Agreement, dated as of April 17, 2015, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., BMO Harris Bank, N.A. and BBVA Compass Bank, as co-syndication agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as documentation agent (10)

10.11	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (11)

10.12	Executive Severance and Change in Control Plan (12)

10.13	Aircraft Purchase Agreement, dated November 3, 2015, by and between Sprouts Farmers Markets Holdings, LLC and CJ Leasing Services LLC (12)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2015, and incorporated herein by reference.

(7)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015, and incorporated herein by reference.