Form 10-Q
period 2016-04-03
Sprouts Farmers Market, Inc.
filed 2016-05-05
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

As of May 3, 2016, there were outstanding 150,742,588 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2016

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$145,650	$136,069
Accounts receivable, net	14,953	20,424
Inventories	172,552	165,434
Prepaid expenses and other current assets	18,741	23,288
Total current assets	351,896	345,215
Property and equipment, net of accumulated depreciation	507,398	494,067
Intangible assets, net of accumulated amortization	198,300	198,601
Goodwill	368,078	368,078
Other assets	23,764	19,003
Deferred income tax asset	—	1,400
Total assets	$1,449,436	$1,426,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,000	$134,480
Accrued salaries and benefits	25,650	30,717
Other accrued liabilities	44,298	50,253
Income tax payable	11,222	—
Current portion of capital and financing lease obligations	7,072	14,972
Total current liabilities	245,242	230,422
Long-term capital and financing lease obligations	113,942	115,500
Long-term debt	160,000	160,000
Other long-term liabilities	106,199	97,450
Deferred income tax liability	6,010	—
Total liabilities	631,393	603,372
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 150,731,088 and 152,577,884 shares issued and outstanding, April 3, 2016 and January 3, 2016, respectively	151	153
Additional paid-in capital	585,545	577,393
Retained earnings	232,347	245,446
Total stockholders’ equity	818,043	822,992
Total liabilities and stockholders’ equity	$1,449,436	$1,426,364

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Net sales	$993,241	$857,506
Cost of sales, buying and occupancy	686,728	599,713
Gross profit	306,513	257,793
Direct store expenses	193,778	163,190
Selling, general and administrative expenses	30,896	24,027
Store pre-opening costs	3,966	2,773
Store closure and exit costs	37	1,229
Income from operations	77,836	66,574
Interest expense	(3,601)	(5,868)
Other income	101	62
Income before income taxes	74,336	60,768
Income tax provision	(28,129)	(23,301)
Net income	$46,207	$37,467
Net income per share:
Basic	$0.31	$0.25
Diluted	$0.30	$0.24
Weighted average shares outstanding:
Basic	150,723	152,235
Diluted	153,144	155,482

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	128,991	128,991
Issuance of shares under option plans	1,812,829	2	6,318	—	6,320
Repurchase and retirement of common stock	(1,068,279)	(1)	-	(25,734)	(25,735)
Excess tax benefit for exercise of options	—	—	20,009	—	20,009
Equity-based compensation	—	—	8,018	—	8,018
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992
Net income	—	—	—	46,207	46,207
Issuance of shares under option plans	584,925	-	1,933	—	1,933
Repurchase and retirement of common stock	(2,431,721)	(2)	-	(59,306)	(59,308)
Excess tax benefit for exercise of options	—	—	3,563	—	3,563
Equity-based compensation	—	—	2,656	—	2,656
Balances at April 3, 2016	150,731,088	$151	$585,545	$232,347	$818,043

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities
Net income	$46,207	$37,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,832	15,853
Accretion of asset retirement obligation and closed facility reserve	80	79
Amortization of financing fees and debt issuance costs	116	339
(Gain)/Loss on disposal of property and equipment	(117)	272
Equity-based compensation	2,656	1,142
Deferred income taxes	7,410	1,657
Changes in operating assets and liabilities:
Accounts receivable	5,638	(11,895)
Inventories	(7,119)	(5,960)
Prepaid expenses and other current assets	4,547	(4,098)
Other assets	(4,876)	(6,307)
Accounts payable	15,578	29,474
Accrued salaries and benefits	(5,068)	(5,055)
Other accrued liabilities and income taxes payable	5,105	1,962
Other long-term liabilities	8,958	13,154
Net cash provided by operating activities	97,947	68,084
Cash flows from investing activities
Purchases of property and equipment	(34,000)	(33,755)
Proceeds from sale of property and equipment	662	—
Purchase of leasehold interests	(138)	—
Net cash used in investing activities	(33,476)	(33,755)
Cash flows from financing activities
Payments on term loan	—	(1,750)
Payments on capital lease obligations	(173)	(161)
Payments on financing lease obligations	(905)	(836)
Repurchase of common stock	(59,308)	—
Excess tax benefit for exercise of stock options	3,563	12,199
Proceeds from the exercise of stock options	1,933	3,425
Net cash (used in) provided by financing activities	(54,890)	12,877
Net increase in cash and cash equivalents	9,581	47,206
Cash and cash equivalents at beginning of the period	136,069	130,513
Cash and cash equivalents at the end of the period	$145,650	$177,719

Supplemental disclosure of cash flow information
Cash paid for interest	$3,716	$5,564
Cash paid for income taxes	—	249

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$23,137	$21,147
Property acquired through capital and financing lease obligations	1,744	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, deli, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016 included in the Company’s Annual Report on Form 10-K, filed on February 25, 2016.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2016 is a 52-week year, and fiscal year 2015 was a 53-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years. The fourth quarter of fiscal 2015 included 14 weeks.

The Company has one reportable and one operating segment.

The Company’s business is subject to modest seasonality.  Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 25% of the Company’s net sales for the thirteen weeks ended April 3, 2016, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation.  This guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for the Company for its fiscal year 2016. The new guidance has been applied retrospectively to each prior period presented, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This guidance is effective for the Company for its fiscal year 2016. The Company adopted this amendment prospectively and the adoption did not have a material effect on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842)”. ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than twelve months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance also require certain additional quantitative and qualitative disclosures. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of breakage for certain prepaid stored-value products”. ASU No. 2016-04 provides a narrow scope exception to the guidance in Subtopic 405-20 to require that stored-value breakage be accounted for consistently with the breakage guidance in Topic 606. The amendments in this update contain specific guidance for derecognition of prepaid stored-value product liabilities, thereby eliminating the current and potential future diversity. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as ether equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this Update are

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

effective for the Company for its fiscal year 2017, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

No other new accounting pronouncements issued or effective during the thirteen weeks ended April 3, 2016 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Credit Facility (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt approximates carrying value as of April 3, 2016 and January 3, 2016. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As of
	April 3, 2016	January 3, 2016
Vendor	$9,783	$11,649
Receivables from landlords	1,552	4,143
Other	3,618	4,632
Total	$14,953	$20,424

The Company had recorded allowances for certain vendor receivables of $0.1 million and $0.1 million at April 3, 2016 and January 3, 2016, respectively.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As of
	April 3, 2016	January 3, 2016
Accrued payroll	$10,470	$10,988
Vacation	10,153	8,916
Bonus	4,574	9,728
Other	453	1,085
Total	$25,650	$30,717

6. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	April 3, 2016	January 3, 2016
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$160,000	$160,000
Total debt			160,000	160,000
Long-term debt			$160,000	$160,000

Senior Secured Revolving Credit Facility

April 2015 Refinancing

On April 17, 2015, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, entered into a credit agreement (the “Credit Agreement”) to replace the Company’s former credit facility and term loan. The Credit Agreement provides for a revolving credit facility with an initial aggregate commitment of $450.0 million (the “Credit Facility”), which may be increased from time to time pursuant to an expansion feature set forth in the Credit Agreement.

Concurrently with the closing of the Credit Agreement, the Company borrowed $260.0 million to pay off its existing $257.8 million former term loan (the “April 2015 Refinancing”), and to terminate all commitments under its existing senior secured revolving credit facility, dated April 23, 2013 and to pay transaction costs related to the April 2015 Refinancing. Such repayment resulted in a $5.5 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount. The remaining proceeds of loans made under the Credit Facility were used for general corporate purposes.

The Company capitalized debt issuance costs of $2.3 million related to the Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Facility.

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $1.7 million have been issued as of April 3, 2016, primarily to support the Company’s insurance programs.

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

Following the closing of the Credit Facility and the initial borrowing of $260.0 million during 2015, the Company made a total of $100.0 million of principal payments on the Credit Facility, which reduced the Company’s total outstanding debt to $160.0 million at April 3, 2016.

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

In addition, the Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.00 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter.

The Company was in compliance with all applicable covenants under the Credit Agreement as of April 3, 2016.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Closed Facility Reserves

The following is a summary of closed facility reserve activity during the thirteen weeks ended April 3, 2016 and fiscal year ended January 3, 2016:

	April 3, 2016	January 3, 2016
Beginning balance	$2,017	$1,785
Additions	—	1,144
Usage	(319)	(1,332)
Adjustments	(24)	420
Ending balance	$1,674	$2,017

Usage during 2016 relates to lease payments made during the period for closed stores. Additions made during 2015 include remaining lease payments for the corporate support office relocation, and usage during 2015 primarily related to lease payments made during the year for closed stores.

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended April 3, 2016 and March 29, 2015 was 37.8% and 38.3%, respectively. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory and a decrease in the effective state income tax rate.

Excess tax benefits associated with stock option exercises and vested restricted stock units are credited to stockholders’ equity.  The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $3.6 million for the thirteen weeks ended April 3, 2016. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

9. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company. During the thirteen weeks ended April 3, 2016 and March 29, 2015, purchases from this supplier were $2.5 million and $2.3 million, respectively. At April 3, 2016 and March 29, 2015, the Company had recorded accounts payable due to this supplier of $0.8 million and $0.7 million, respectively.

Another member of the Company’s board of directors purchased stock in a technology supplier to the Company in January 2015 and provided a loan to this company in May 2015. During the thirteen weeks ended April 3, 2016 and March 29, 2015, purchases from this supplier were $1.2 million and $1.3 million, respectively. At both April 3, 2016 and March 29, 2015, the Company had recorded accounts payable due to this supplier of $0.2 million.

This board member also provided a convertible loan to a technology supplier to the Company in September 2015. During the thirteen weeks ended April 3, 2016 and March 29, 2015, purchases from this supplier were $0.1 million and $0.1 million, respectively. At both April 3, 2016 and March 29, 2015, the Company had recorded accounts payable due to this supplier of $0.1 million.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Shareholder Class Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, the Company removed the action to federal court in the District of Arizona. The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

11. Stockholders’ Equity

Share Repurchase

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program. The shares may be purchased from time to time over a two-year period, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended or discontinued at any time. During the thirteen weeks ended April 3, 2016, the Company repurchased 2,431,721 shares of common stock for $59.3 million and subsequently retired such shares. The Company did not repurchase any shares during the thirteen weeks ended March 29, 2015. As of April 3, 2016, there is $65 million available under the $150 million common stock share repurchase program.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Basic net income per share:
Net income	$46,207	$37,467
Weighted average shares outstanding	150,723	152,235
Basic net income per share	$0.31	$0.25
Diluted net income per share:
Net income	$46,207	$37,467
Weighted average shares outstanding	150,723	152,235
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,350	3,216
RSUs	49	31
PSAs	22	—
Weighted average shares and equivalent shares outstanding	153,144	155,482
Diluted net income per share	$0.30	$0.24

For the thirteen weeks ended April 3, 2016, the computation of diluted net income per share does not include 0.9 million options, 0.2 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the thirteen weeks ended March 29, 2015, the computation of diluted net income per share does not include 0.8 million options, as those options would have been antidilutive or were unvested performance-based options and 0.1 million PSAs.

13. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) (except with respect to outstanding options to acquire shares under the 2011 Option Plan).The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. At April 3, 2016, there were 3,760,969 stock awards outstanding under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the 2011 Option Plan to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. At April 3, 2016, there were 3,917,644 options outstanding under the 2011 Option Plan.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Awards Granted

During the thirteen weeks ended April 3, 2016, the Company granted the following stock-based compensation awards:

Grant Date	Stock Options	RSUs	PSAs
March 4, 2016	318,156	213,767	92,942

Weighted-average grant date fair value	$8.59	$28.21	$28.21
Weighted-average exercise price	$28.21	—	—

Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based.

Time-based options granted prior to 2016 generally vest ratably over a period of 12 quarters (three years), and time-based options granted in 2016 vest annually over a period of three years.

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years from the grant date.

PSAs

PSAs granted in 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date.  During the thirteen weeks ended April 3, 2016, the performance conditions with respect to 2015 earnings per share were deemed to have been met, and the PSAs will vest 50 percent at each of the second and third anniversary of the grant date.

PSAs granted in 2016 are restricted shares that are subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The fair value of these PSAs is based on the closing price of the Company’s common stock on the grant date. The EBIT target resets annually for each of the three years during the performance period based on a percentage increase over the previous year’s actual EBIT, with each annual performance tranche independent of the previous and next tranche. Cumulative performance is based on the aggregate annual performance targets. Payout of the performance shares will either be 0% or range from 50% to 150% of the target number of shares granted. If the performance conditions are met, PSAs cliff vest on the third anniversary of the grant date.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Cost of sales, buying and occupancy	$218	$101
Direct store expenses	317	183
Selling, general and administrative expenses	2,121	858
Equity-based compensation expense before income taxes	2,656	1,142
Income tax benefit	(1,009)	(446)
Net equity-based compensation expense	$1,647	$696

As of April 3, 2016 and January 3, 2016, there were approximately 7.2 million and 7.4 million options outstanding, of which 2.2 million and 2.1 million were unvested options, respectively.

As of April 3, 2016 and January 3, 2016, there were approximately 0.3 million and 0.1 million unvested RSUs outstanding, respectively.

As of April 3, 2016 and January 3, 2016, there were approximately 0.2 million and 0.1 million unvested PSAs outstanding, respectively.

As of April 3, 2016 total unrecognized compensation expense related to outstanding options was $14.2 million which, if the applicable service conditions are fully met, is expected to be recognized over the next 2.2 years on a weighted-average basis.

As of April 3, 2016, total unrecognized compensation expense related to outstanding RSUs was $7.9 million which, if the service conditions are fully met, is expected to be recognized over the next 2.2 years on a weighted-average basis.

As of April 3, 2016, total unrecognized compensation expense related to outstanding PSAs for which the performance criteria has been achieved was $1.4 million, which is expected to be recognized over the next 1.4 years on a weighted-average basis.

As of April 3, 2016, total unrecognized compensation expense related to outstanding PSAs for which the performance period is in progress was $2.6 million which, if the performance conditions are fully met, is expected to be recognized over the next 2.9 years on a weighted-average basis. If performance conditions are not met, no expense will be recorded.

During the thirteen weeks ended April 3, 2016 and March 29, 2015, the Company received $1.9 million and $3.4 million, respectively, in cash proceeds from the exercise of options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed February 25, 2016 with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, deli, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 228 stores in 13 states as of April 3, 2016, we are one of the largest specialty retailers of fresh, natural and organic food in the United States.

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

Attractive, Differentiated Shopping Experience. In a convenient, small-box format (average store size of 28,000 to 30,000 sq. ft.), our stores have a farmers market feel, with a bright, open-air atmosphere to create a comfortable and engaging in-store experience. We strive to be our customers’ everyday healthy grocery store. We feature fresh produce and bulk foods at the center of the store surrounded by a complete grocery offering. Consistent with our fresh, natural and organic offering, we choose not to carry most of the traditional, national branded consumer packaged goods generally found at conventional grocery retailers (e.g., Doritos, Tide and Lucky Charms). Instead, we offer high-quality, and innovative healthier alternatives that emphasize our focus on fresh, natural and organic products at great values.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales growth and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 27 stores and relocated one store during 2015. We expect to continue to expand our store base with 36 store openings planned in fiscal 2016, of which 14 have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We aim to achieve 14% annual new store growth for at least the next five years.

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

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 3, 2016, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market (referred to as “Henry’s”) and 39 Sunflower Farmers Market (referred to as “Sunflower”) stores added through acquisitions to the Sprouts banner (referred to as the “Transactions”). These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform. Since our August 2013 initial public offering, we have continued to expand, adding stores in our existing markets and extending into Kansas, Georgia, Missouri, Alabama and Tennessee.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period.  The first quarters of fiscal 2016 and 2015 were thirteen-week periods ended April 3, 2016 and March 29, 2015, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. In the second quarter of 2015, we determined that we had sufficient data to estimate gift card breakage. We record an allowance for breakage on gift cards based on historical experience. We do not include sales taxes in net sales.

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

Cost of sales, buying and occupancy and gross profit

Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. Merchandise incentives received from vendors are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may affect our gross profit. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which will depend upon competitive market conditions.

Occupancy costs include store rental, property taxes, utilities, common area maintenance, amortization of favorable and unfavorable leasehold interests and property insurance. Occupancy costs do not include building depreciation, which is classified as a direct store expense.

Gross profit is equal to our net sales less our cost of sales, buying and occupancy. Gross margin is gross profit as a percentage of our net sales

Our cost of sales, buying and occupancy and gross profit are correlated to sales volumes. Gross margin is affected by the relative mix of products sold, pricing strategies, inventory shrinkage and fixed costs of sales, buying and occupancy.

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

Store closure and exit costs

We recognize a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining non-cancelable lease payments and estimates of other occupancy costs after the cease use date less a discounted estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed facility reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed facility reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Changes in reserve estimates are classified as store closure and exit costs in the consolidated statements of operations.

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

Results of Operations for Thirteen Weeks Ended April 3, 2016 and March 29, 2015

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	April 3, 2016	March 29, 2015
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$993,241	$857,506
Cost of sales, buying and occupancy	686,728	599,713
Gross profit	306,513	257,793
Direct store expenses	193,778	163,190
Selling, general and administrative expenses	30,896	24,027
Store pre-opening costs	3,966	2,773
Store closure and exit costs	37	1,229
Income from operations	77,836	66,574
Interest expense	(3,601)	(5,868)
Other income	101	62
Income before income taxes	74,336	60,768
Income tax provision	(28,129)	(23,301)
Net income	$46,207	$37,467

	Thirteen weeks ended
	April 3, 2016	March 29, 2015
Comparable store sales growth(1)	4.8%	4.8%

Other Operating Data:
Stores at beginning of period	217	191
Closed	—	(1)
Opened	11	10
Stores at end of period	228	200

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net Sales.”

Comparison of Thirteen Weeks Ended April 3, 2016 to Thirteen Weeks Ended

March 29, 2015

Net sales

	Thirteen weeks ended
	April 3, 2016	March 29, 2015	Change	% Change
Net sales	$993,241	$857,506	$135,735	16%
Comparable store sales growth	4.8%	4.8%

Sales for the thirteen weeks ended April 3, 2016 totaled $993.2 million, increasing 16% over the same period of the prior fiscal year. Sales growth was driven by solid performance in new stores opened and increases in comparable stores. Comparable stores contributed approximately 88% of total sales for the thirteen weeks ended April 3, 2016 and approximately 87% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	April 3, 2016	March 29, 2015	Change	% Change
Net sales	$993,241	$857,506	$135,735	16%
Cost of sales, buying and occupancy	686,728	599,713	87,015	15%
Gross profit	306,513	257,793	48,720	19%
Gross margin	30.9%	30.1%	0.8%

Cost of sales, buying and occupancy increased during the thirteen weeks ended April 3, 2016 compared to the thirteen weeks ended March 29, 2015, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $40.8 million as a result of increased sales volume, and $7.9 million related to increased margin.  The gross margin increase is due to higher margins in certain categories primarily due to deflation and more normalized promotions compared to the prior year.

Direct store expenses

	Thirteen weeks ended
	April 3, 2016	March 29, 2015	Change	% Change
Direct store expenses	$193,778	$163,190	$30,588	19%
Percentage of net sales	19.5%	19.0%	0.5%

Direct store expenses increased $30.6 million, primarily due to stores opened since March 29, 2015 as well as increases in direct store expenses associated with stores operated prior to March 29, 2015. Direct store expenses, as a percentage of net sales, increased 50 basis points primarily due to higher payroll expense from planned wage increases and increased training costs, partially offset by timing of the New Year’s holiday payroll.

Selling, general and administrative expenses

	Thirteen weeks ended
	April 3, 2016	March 29, 2015	Change	% Change
Selling, general and administrative expenses	$30,896	$24,027	$6,869	29%
Percentage of net sales	3.1%	2.8%	0.3%

The increase in selling, general and administrative expenses included $2.1 million in advertising to support new stores, $1.3 million in equity-based compensation expense due to additional grants related to management transitions during 2015, $0.8 million in corporate payroll to support growth, $0.8 million in consulting for strategic initiatives, and other less significant increases in expense.

Store pre-opening costs

Store pre-opening costs were $4.0 million for the thirteen weeks ended April 3, 2016 and $2.8 million for the thirteen weeks ended March 29, 2015. Store pre-opening costs in the thirteen weeks ended April 3, 2016 included $2.4 million related to opening 11 stores during that period and $1.6 million associated with stores expected to open subsequent to quarter end. The expense for stores expected to open in future periods includes rent paid before store opening for certain acquired leases. Store pre-opening costs in the thirteen weeks ended March 29, 2015 included $2.2 million related to opening 10 stores during that period and $0.6 million associated with stores opened subsequent to quarter end.

Interest expense

Interest expense decreased to $3.6 million for the thirteen weeks ended April 3, 2016 from $5.9 million for the thirteen weeks ended March 29, 2015.  The decrease in interest expense is due to lower principal balances on both the current Credit Facility and the Company’s former revolving credit facility combined with the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Income tax provision

Income tax provision increased to $28.1 million for the thirteen weeks ended April 3, 2016 from $23.3 million for the thirteen weeks ended March 29, 2015, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 37.8% in the thirteen weeks ended April 3, 2016 from 38.3% in the thirteen weeks ended March 29, 2015. The primary reasons for the decrease in the effective tax rate were an increase in the enhanced deduction for charitable donations of food inventory, a decrease in the effective state income tax rate; partially offset by higher prior year tax credits.

Net income

	Thirteen weeks ended
	April 3, 2016	March 29, 2015	Change	% Change
Net income	$46,207	$37,467	$8,740	23%
Percentage of net sales	4.7%	4.4%	0.3%

Net income growth was driven by sales growth, increased gross margin and reduced interest expense, offset by increased selling, general and administrative expense.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Thirteen weeks ended
	April 3, 2016	March 29, 2015
Cash and cash equivalents at end of period	$145,650	$177,719
Cash provided by operating activities	$97,947	$68,084
Cash (used in) investing activities	$(33,476)	$(33,755)
Cash (used in) provided by financing activities	$(54,890)	$12,877

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

Operating Activities

Net cash provided by operating activities increased $29.8 million to $97.9 million for the thirteen weeks ended April 3, 2016 compared to $68.1 million for the thirteen weeks ended March 29, 2015. The thirteen weeks ended April 3, 2016 includes the impact of stores opened since March 29, 2015.

Investing Activities

Net cash used in investing activities was $33.5 million for the thirteen weeks ended April 3, 2016 compared to $33.8 million for the thirteen weeks ended March 29, 2015.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures to be in the range of $145 - $155 million in fiscal 2016, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Net cash used in financing activities was $54.9 million for the thirteen weeks ended April 3, 2016 compared to cash provided by financing activities of $12.9 million for the thirteen weeks ended March 29, 2015. The change in cash used in financing activities of $67.8 million is related to $59.3 million of stock repurchases, a $8.6 million decrease of excess tax benefits from the exercise of stock options, and a $1.5 million decrease in proceeds from the exercise of stock options. These decreases in cash provided by financing activities were offset by a $1.8 million decrease in payments on debt.

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

The following table summarizes our lease obligations as of April 3, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$136,229	$15,134	$30,715	$29,177	$61,203
Operating lease obligations(1)	1,354,001	111,116	247,437	235,955	759,493
Totals	$1,490,230	$126,250	$278,152	$265,132	$820,696

(1)

Represents estimated payments for capital and financing and operating lease obligations as of April 3, 2016. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.2 million for years one to three, $1.4 million for years four to five, and $1.1 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, and for which there have not been material changes since that filing through April 3, 2016.  As discussed in Note 6 to the unaudited consolidated financial statements we entered into the Credit Facility with an initial balance of $260.0 million which will mature in April 2020. As of April 3, 2016, the outstanding balance on the Revolving Credit Facility was $160.0 million.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 25% of our net sales for the thirteen weeks ended April 3, 2016, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

There have been no substantial changes to these estimates or the policies related to them during the thirteen weeks ended April 3, 2016. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $160.0 million principal outstanding under our Credit Facility as of April 3, 2016, each hundred basis point change in LIBOR would result in a change in interest expense by $1.6 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 3, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended April 3, 2016, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, the Company removed the action to federal court in the District of Arizona. The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

“Phishing” Scam Actions

In April 2016, two complaints were filed, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of current and former Company team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against a Company team member.  The complaints allege the Company failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses.  The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended April 3, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 3, 2016 - January 31, 2016	2,431,721	$24.67	2,431,721	$64,956,714

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2016.
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

Item 6. Exhibits.

Exhibit Number	Description
10.1	2016 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2 †	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SPROUTS FARMERS MARKET, INC.

Date: May 5, 2016	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	2016 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2 †	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.