Form 10-Q
period 2016-07-03
Sprouts Farmers Market, Inc.
filed 2016-08-04
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

As of August 3, 2016, there were outstanding 148,425,408 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2016

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

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” ”Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	July 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$78,444	$136,069
Accounts receivable, net	17,719	20,424
Inventories	189,165	165,434
Prepaid expenses and other current assets	19,954	23,288
Total current assets	305,282	345,215
Property and equipment, net of accumulated depreciation	549,726	494,067
Intangible assets, net of accumulated amortization	198,309	198,601
Goodwill	368,078	368,078
Other assets	23,734	19,003
Deferred income tax asset	—	1,400
Total assets	$1,445,129	$1,426,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,235	$134,480
Accrued salaries and benefits	28,679	30,717
Other accrued liabilities	43,189	50,253
Current portion of capital and financing lease obligations	6,286	14,972
Total current liabilities	253,389	230,422
Long-term capital and financing lease obligations	115,881	115,500
Long-term debt	160,000	160,000
Other long-term liabilities	109,461	97,450
Deferred income tax liability	12,190	—
Total liabilities	650,921	603,372
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 148,424,200 and 152,577,884 shares issued and outstanding, July 3, 2016 and January 3, 2016, respectively	148	153
Additional paid-in capital	589,458	577,393
Retained earnings	204,602	245,446
Total stockholders’ equity	794,208	822,992
Total liabilities and stockholders’ equity	$1,445,129	$1,426,364

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$1,031,643	$902,153	$2,024,884	$1,759,659
Cost of sales, buying and occupancy	725,841	638,514	1,412,569	1,238,227
Gross profit	305,802	263,639	612,315	521,432
Direct store expenses	207,107	177,381	400,885	340,571
Selling, general and administrative expenses	30,922	23,390	61,818	47,417
Store pre-opening costs	4,213	2,507	8,179	5,280
Store closure and exit costs	98	315	135	1,544
Income from operations	63,462	60,046	141,298	126,620
Interest expense	(3,661)	(4,437)	(7,262)	(10,305)
Other income	90	112	191	174
Loss on extinguishment of debt	—	(5,481)	—	(5,481)
Income before income taxes	59,891	50,240	134,227	111,008
Income tax provision	(22,682)	(18,918)	(50,811)	(42,219)
Net income	$37,209	$31,322	$83,416	$68,789
Net income per share:
Basic	$0.25	$0.20	$0.56	$0.45
Diluted	$0.25	$0.20	$0.55	$0.44
Weighted average shares outstanding:
Basic	149,170	153,393	149,931	152,814
Diluted	151,498	155,949	152,322	155,728

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	128,991	128,991
Issuance of shares under option plans	1,812,829	2	6,318	—	6,320
Repurchase and retirement of common stock	(1,068,279)	(1)	-	(25,734)	(25,735)
Excess tax benefit for exercise of options	—	—	20,009	—	20,009
Equity-based compensation	—	—	8,018	—	8,018
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992
Net income	—	—	—	83,416	83,416
Issuance of shares under option plans	541,186	—	2,053	—	2,053
Repurchase and retirement of common stock	(4,979,692)	(5)	-	(124,260)	(124,265)
Excess tax benefit for exercise of options	—	—	3,687	—	3,687
Equity-based compensation	—	—	6,325	—	6,325
Balances at July 3, 2016	148,139,378	$148	$589,458	$204,602	$794,208

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities
Net income	$83,416	$68,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,813	32,816
Accretion of asset retirement obligation and closed facility reserve	176	178
Amortization of financing fees and debt issuance costs	231	501
Loss on disposal of property and equipment	57	405
Equity-based compensation	6,325	2,434
Loss on extinguishment of debt	—	5,481
Deferred income taxes	13,590	1,620
Changes in operating assets and liabilities:
Accounts receivable	3,015	(4,874)
Inventories	(23,731)	(15,386)
Prepaid expenses and other current assets	3,334	2,220
Other assets	(4,961)	(6,149)
Accounts payable	24,768	26,527
Accrued salaries and benefits	(2,038)	(7,694)
Other accrued liabilities	(7,395)	(2,079)
Other long-term liabilities	12,340	16,151
Cash flows from operating activities	147,940	120,940
Cash flows from investing activities
Purchases of property and equipment	(85,081)	(74,541)
Proceeds from sale of property and equipment	662	2
Purchase of leasehold interests	(491)	—
Cash flows used in investing activities	(84,910)	(74,539)
Cash flows from financing activities
Proceeds from revolving credit facility	—	260,000
Payments on revolving credit facility	—	(100,000)
Payments on term loan	—	(261,250)
Payments on capital lease obligations	(350)	(316)
Payments on financing lease obligations	(1,780)	(1,700)
Payments of deferred financing costs	—	(1,896)
Repurchase of common stock	(124,265)	—
Excess tax benefit for exercise of stock options	3,687	19,288
Proceeds from the exercise of stock options	2,053	6,218
Cash flows used in financing activities	(120,655)	(79,656)
Decrease in cash and cash equivalents	(57,625)	(33,255)
Cash and cash equivalents at beginning of the period	136,069	130,513
Cash and cash equivalents at the end of the period	$78,444	$97,258

Supplemental disclosure of cash flow information
Cash paid for interest	$7,297	$10,575
Cash paid for income taxes	28,575	19,058

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$32,183	$12,662
Property acquired through capital and financing lease obligations	4,655	5,373

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, bakery, deli, dairy, frozen foods, natural body care and household items catering to consumers’ growing interest in eating and living healthier. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016 (“fiscal year 2015”) included in the Company’s Annual Report on Form 10-K, filed on February 25, 2016.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 1, 2017 (“fiscal year 2016”) is a 52-week year, and fiscal year 2015 was a 53-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

The Company has one reportable and one operating segment.

The Company’s business is subject to modest seasonality.  Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 25% of the Company’s net sales for the twenty-six weeks ended July 3, 2016, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842).” ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than twelve months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance also requires certain additional quantitative and qualitative disclosures. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of breakage for certain prepaid stored-value products.” ASU No. 2016-04 provides a narrow scope exception to the guidance in Subtopic 405-20 to require that stored-value breakage be accounted for consistently with the breakage guidance in Topic 606. The amendments in this update contain specific guidance for derecognition of prepaid stored-value product liabilities, thereby eliminating the current and potential future diversity. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

for the Company for its fiscal year 2017, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

No other new accounting pronouncements issued or effective during the twenty-six weeks ended July 3, 2016 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Credit Facility (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt approximates carrying value as of July 3, 2016 and January 3, 2016. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As of
	July 3, 2016	January 3, 2016
Vendor	$10,613	$11,649
Receivables from landlords	1,452	4,143
Other	5,654	4,632
Total	$17,719	$20,424

The Company had recorded allowances for certain vendor receivables of $0.1 million and $0.1 million at July 3, 2016 and January 3, 2016, respectively.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As of
	July 3, 2016	January 3, 2016
Accrued payroll	$12,057	$10,988
Vacation	10,922	8,916
Bonus	4,955	9,728
Other	745	1,085
Total	$28,679	$30,717

6. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	July 3, 2016	January 3, 2016
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$160,000	$160,000
Total debt			160,000	160,000
Long-term debt			$160,000	$160,000

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

Concurrently with the closing of the Credit Agreement, the Company borrowed $260.0 million to pay off its $257.8 million former term loan (the “April 2015 Refinancing”), and to terminate all commitments under its existing senior secured revolving credit facility, dated April 23, 2013, and to pay transaction costs related to the April 2015 Refinancing. Such repayment resulted in a $5.5 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount. The remaining proceeds of loans made under the Credit Facility were used for general corporate purposes.

The Company capitalized debt issuance costs of $2.3 million related to the Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Facility.

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $1.7 million have been issued as of July 3, 2016, primarily to support the Company’s insurance programs.

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

Following the closing of the Credit Facility and the initial borrowing of $260.0 million during 2015, the Company made a total of $100.0 million of principal payments on the Credit Facility, which reduced the Company’s total outstanding debt to $160.0 million at July 3, 2016.

Covenants

The Credit Agreement contains financial, affirmative and negative covenants.  The negative covenants include, among other things, limitations on the Company’s ability to:

•	incur additional indebtedness;
•	grant additional liens;
•	enter into sale-leaseback transactions;
•	make loans or investments;
•	merge, consolidate or enter into acquisitions;
•	pay dividends or distributions;
•	enter into transactions with affiliates;
•	enter into new lines of business;
•	modify the terms of debt or other material agreements; and
•	change its fiscal year.

Each of these covenants is subject to customary and other agreed-upon exceptions.

In addition, the Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.00 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter.

The Company was in compliance with all applicable covenants under the Credit Agreement as of July 3, 2016.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Closed Facility Reserves

The following is a summary of closed facility reserve activity during the twenty-six weeks ended July 3, 2016 and fiscal year ended January 3, 2016:

	July 3, 2016	January 3, 2016
Beginning balance	$2,017	$1,785
Additions	—	1,144
Usage	(657)	(1,332)
Adjustments	20	420
Ending balance	$1,380	$2,017

Usage during 2016 relates to lease payments made during the period for closed stores. Additions made during 2015 include remaining lease payments for the corporate support office relocation, and usage during 2015 primarily related to lease payments made during the year for closed stores.

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended July 3, 2016 and June 28, 2015 was 37.9% and 37.7%, respectively. The increase in the effective tax rate is mainly related to an increase in the effective state income tax rate, partially offset by an increase in the enhanced deduction for charitable donations of food inventory.

The Company’s effective tax rate for the twenty-six weeks ended July 3, 2016 and June 28, 2015 was 37.9% and 38.0%, respectively. The decrease in the effective tax rate is mainly related to an increase in the enhanced deduction for charitable donations of food inventory and an increase in tax credits, partially offset by an increase in the effective state income tax rate.

Excess tax benefits associated with stock option exercises and vested restricted stock units are credited to stockholders’ equity.  The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $3.7 million for the twenty-six weeks ended July 3, 2016. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

9. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company. During the thirteen weeks ended July 3, 2016 and June 28, 2015, purchases from this supplier were $2.7 million and $2.5 million, respectively. During the twenty-six weeks ended July 3, 2016 and June 28, 2015, purchases from this company were $5.2 million and $4.8 million, respectively.  At July 3, 2016 and June 28, 2015, the Company had recorded accounts payable due to this supplier of $0.9 million and $0.7 million, respectively.

The Company’s Executive Chairman of the Board has a financial interest in three separate technology suppliers to the Company.  A summary of his relationships and the Company’s purchases and outstanding accounts payable balances with these vendors is as follows:

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Purchases during
		Thirteen Weeks Ended		Twenty-Six Weeks Ended		Accounts Payable Outstanding as of
	Nature of Relationship	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Vendor A	Equity investor and lender	$2,141	$1,807	$3,362	$3,083	$610	$206
Vendor B	Lender	98	87	165	227	9	8
Vendor C	Equity investor	243	—	260	—	40	—
Total		$2,482	$1,894	$3,787	$3,310	$659	$214

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, the Company removed the action to federal court in the District of Arizona. On April 18, 2016, the Company filed a motion to remand the case to state court, and that motion is currently under consideration. The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

11. Stockholders’ Equity

Share Repurchase

On November 4, 2015, the Company’s board of directors authorized a $150 million share repurchase program for its common stock. The shares may be purchased from time to time over a two-year period, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended or discontinued at any time. During the thirteen weeks ended July 3, 2016, the Company repurchased 2,547,971 shares of common stock for $65.0 million and subsequently retired such shares. The Company did not repurchase any shares during the thirteen weeks ended June 28, 2015. During the twenty-six weeks ended July 3, 2016, the Company repurchased 4,979,692 shares of common stock for $124.3 million. The Company did not repurchase any shares during the twenty-six weeks ended June 28, 2015. During the thirteen weeks ended July 3, 2016, the $150 million share repurchase program was completed.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Basic net income per share:
Net income	$37,209	$31,322	$83,416	$68,789
Weighted average shares outstanding	149,170	153,393	149,931	152,814
Basic net income per share	$0.25	$0.20	$0.56	$0.45
Diluted net income per share:
Net income	$37,209	$31,322	$83,416	$68,789
Weighted average shares outstanding	149,170	153,393	149,931	152,814
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,289	2,552	2,321	2,884
RSUs	8	4	44	30
PSAs	31	—	26
Weighted average shares and equivalent shares outstanding	151,498	155,949	152,322	155,728
Diluted net income per share	$0.25	$0.20	$0.55	$0.44

For the thirteen weeks ended July 3, 2016, the computation of diluted net income per share does not include 1.3 million options, 0.1 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the thirteen weeks ended June 28, 2015, the computation of diluted net income per share does not include 0.8 million options, as those options would have been antidilutive or were unvested performance-based options, 0.1 million RSUs as those RSUs would have been antidilutive and 0.1 million PSAs.

For the twenty-six weeks ended July 3, 2016, the computation of diluted net income per share does not include 1.3 million options, 0.1 million RSUs, 0.1 million PSAs, and 0.2 million restricted stock awards (“RSAs”) as those awards would have been antidilutive or were unvested performance awards. For the twenty-six weeks ended June 28, 2015, the computation of diluted net income per share does not include 0.8 million options, as those options would have been antidilutive or were unvested performance-based options and 0.1 million PSAs.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. At July 3, 2016, there were 3,621,684 stock awards outstanding.

2011 Option Plan

In May 2011, the Company adopted the 2011 Option Plan to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. At July 3, 2016, there were 3,895,713 options outstanding under the 2011 Option Plan.

Awards Granted

During the twenty-six weeks ended July 3, 2016, the Company granted the following stock-based compensation awards:

Grant Date	Stock Options	RSUs	PSAs	RSAs
March 4, 2016	318,156	213,767	92,942	—
April 11, 2016	4,627	1,335	—	—
May 9, 2016	—	14,404	—	—
May 23, 2016	419,935			217,852
Total:	742,718	229,506	92,942	217,852
Weighted-average grant date fair value	$7.43	$28.11	$28.21	$24.48
Weighted-average exercise price	$26.10	—	—	—

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

targets. Payout of the performance shares will either be 0% or range from 50% to 150% of the target number of shares granted. If the performance conditions are met, PSAs cliff vest on the third anniversary of the grant date.

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. RSAs will vest either ratably over a seven quarter period, beginning on December 31, 2016 or cliff vest on June 30, 2018.

Equity Award Revisions

In connection with the appointments of the Company’s Chief Executive Officer and President & Chief Operating Officer in August 2015, the Compensation Committee of the Company’s Board of Directors approved a grant of stock options to purchase 1,200,000 and 500,000 shares of the Company’s common stock at an exercise price of $20.98 per share to these officers, respectively (the “August 2015 Options”) pursuant to the 2013 Incentive Plan. The August 2015 Options, taken together with other options granted under the 2013 Incentive Plan to such officers during 2015, exceeded the limit of 500,000 shares which may be granted pursuant to stock options and stock appreciation rights per calendar year to each participant under the 2013 Incentive Plan by 733,439 shares in the case of the Company’s Chief Executive Officer and 33,439 shares in the case of the Company’s President & Chief Operating Officer (the “Excess Options”).  Accordingly, the Company has determined, and these officers have acknowledged, that the grants of the Excess Options were null and void.

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and 2,601 RSAs, respectively. The Company recognized compensation expense of $0.4 million during the thirteen weeks ended July 3, 2016 related to the options and RSAs granted.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Cost of sales, buying and occupancy	$264	$130	$482	$231
Direct store expenses	359	284	676	467
Selling, general and administrative expenses	3,045	878	5,167	1,736
Equity-based compensation expense before income taxes	3,668	1,292	6,325	2,434
Income tax benefit	(1,394)	(504)	(2,403)	(950)
Net equity-based compensation expense	$2,274	$788	$3,922	$1,484

The following equity-based awards were outstanding as of July 3, 2016 and January 3, 2016:

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
	July 3, 2016	January 3, 2016
	(in thousands)	(in thousands)
Options
Vested	5,282	5,287
Unvested	1,576	2,116
RSUs	282	143
PSAs	159	70
RSAs	218	0

As of July 3, 2016 total unrecognized compensation expense related to outstanding equity-based awards was as follows:

As of
July 3, 2016

Options	$10,886
RSUs	6,960
PSAs	3,358
RSAs	5,048
Total unrecognized compensation expense	$26,252

As of July 3, 2016, the total remaining weighted average life (in years) related to outstanding equity-based awards was as follows:

As of
July 3, 2016
Options	2.0
RSUs	1.9
PSAs	2.1
RSAs	2.0

During the twenty-six weeks ended July 3, 2016 and June 28, 2015, the Company received $2.1 million and $6.2 million, respectively, in cash proceeds from the exercise of options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, grocery, meat and seafood, deli, bakery, dairy, frozen foods, body care and natural household items catering to consumers’ growing interest in eating and living healthier. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 240 stores in 13 states as of July 3, 2016, we are one of the largest specialty retailers of fresh, natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales growth and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 27 stores and relocated one store during 2015. We expect to continue to expand our store base with 36 store openings planned in fiscal 2016, of which 26 have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We aim to achieve 14% annual new store growth for at least the next five years.

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

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period.  The second quarters of fiscal 2016 and 2015 were thirteen-week periods ended July 3, 2016 and June 28, 2015, respectively.

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

Gross profit is equal to our net sales less our cost of sales, buying and occupancy. Gross margin is gross profit as a percentage of our net sales.

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

Results of Operations for Thirteen Weeks Ended July 3, 2016 and June 28, 2015

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	July 3, 2016	June 28, 2015
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$1,031,643	$902,153
Cost of sales, buying and occupancy	725,841	638,514
Gross profit	305,802	263,639
Direct store expenses	207,107	177,381
Selling, general and administrative expenses	30,922	23,390
Store pre-opening costs	4,213	2,507
Store closure and exit costs	98	315
Income from operations	63,462	60,046
Interest expense	(3,661)	(4,437)
Other income	90	112
Loss on extinguishment of debt	—	(5,481)
Income before income taxes	59,891	50,240
Income tax provision	(22,682)	(18,918)
Net income	$37,209	$31,322

	Thirteen weeks ended
	July 3, 2016	June 28, 2015
Comparable store sales growth(1)	4.1%	5.1%

Other Operating Data:
Stores at beginning of period	228	200
Opened	12	8
Stores at end of period	240	208

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net sales.”

Comparison of Thirteen Weeks Ended July 3, 2016 to Thirteen Weeks Ended

June 28, 2015

Net sales

	Thirteen weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Net sales	$1,031,643	$902,153	$129,490	14%
Comparable store sales growth	4.1%	5.1%

Net sales for the thirteen weeks ended July 3, 2016 totaled $1.0 billion, increasing 14% over the same period of the prior fiscal year. Sales growth was driven by solid performance in new stores opened and increases in comparable stores sales. Comparable stores contributed approximately 88% of total sales for the thirteen weeks ended July 3, 2016 and approximately 85% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Net sales	$1,031,643	$902,153	$129,490	14%
Cost of sales, buying and occupancy	725,841	638,514	87,327	14%
Gross profit	305,802	263,639	42,163	16%
Gross margin	29.6%	29.2%	0.4%

Cost of sales, buying and occupancy increased during the thirteen weeks ended July 3, 2016 compared to the thirteen weeks ended June 28, 2015, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $37.9 million as a result of increased sales volume, and $4.3 million related to increased margin.  The gross margin increase is due to higher margins in certain categories primarily due to deflation and improved shrink.

Direct store expenses

	Thirteen weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Direct store expenses	$207,107	$177,381	$29,726	17%
Percentage of net sales	20.1%	19.7%	0.4%

Direct store expenses increased $29.7 million, primarily due to stores opened since June 28, 2015, as well as increases in direct store expenses associated with stores operated prior to June 28, 2015. Direct store expenses, as a percentage of net sales, increased 40 basis points primarily due to higher payroll expense from planned wage increases and increased training costs.

Selling, general and administrative expenses

	Thirteen weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Selling, general and administrative expenses	$30,922	$23,390	$7,532	32%
Percentage of net sales	3.0%	2.6%	0.4%

The increase in selling, general and administrative expenses included $2.2 million in equity-based compensation expense primarily due to additional grants related to management transitions during 2015, $1.6 million in advertising to support new stores, $1.3 million in corporate payroll to support growth, $0.2 million in consulting for strategic initiatives, $0.7 million for bonus expense and other less significant increases in expense.

Store pre-opening costs

Store pre-opening costs were $4.2 million for the thirteen weeks ended July 3, 2016 and $2.5 million for the thirteen weeks ended June 28, 2015. Store pre-opening costs in the thirteen weeks ended July 3, 2016 included $2.5 million related to opening 12 stores during that period and $1.7 million associated with stores expected to open subsequent to quarter end. The expense for stores expected to open subsequent to quarter end includes rent paid for certain acquired leases prior to the store opening. Store pre-opening costs in the thirteen weeks ended June 28, 2015 included $1.8 million related to opening 8 stores during that period and $0.7 million associated with stores expected to open subsequent to quarter end.

Interest expense

Interest expense decreased to $3.7 million for the thirteen weeks ended July 3, 2016 from $4.4 million for the thirteen weeks ended June 28, 2015.  The decrease in interest expense is due to lower principal balance on the Credit Facility.

Loss on extinguishment of debt

In the thirteen weeks ended June 28, 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.

Income tax provision

Income tax provision increased to $22.7 million for the thirteen weeks ended July 3, 2016 from $18.9 million for the thirteen weeks ended June 28, 2015, mainly related to an increase in income before income taxes. Our effective income tax rate was 37.9% in the thirteen weeks ended July 3, 2016 and 37.7% in the thirteen weeks ended June 28, 2015.

Net income

	Thirteen weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Net income	$37,209	$31,322	$5,887	19%
Percentage of net sales	3.6%	3.5%	0.1%

Net income growth was driven by sales growth, increased gross margin and reduced interest expense, offset by increased store payroll and selling, general and administrative expense.

Results of Operations for Twenty-Six Weeks Ended July 3, 2016 and June 28, 2015

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$2,024,884	$1,759,659
Cost of sales, buying and occupancy	1,412,569	1,238,227
Gross profit	612,315	521,432
Direct store expenses	400,885	340,571
Selling, general and administrative expenses	61,818	47,417
Store pre-opening costs	8,179	5,280
Store closure and exit costs	135	1,544
Income from operations	141,298	126,620
Interest expense	(7,262)	(10,305)
Other income	191	174
Loss on extinguishment of debt	—	(5,481)
Income before income taxes	134,227	111,008
Income tax provision	(50,811)	(42,219)
Net income	$83,416	$68,789

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015
Comparable store sales growth(1)	4.4%	4.9%

Other Operating Data:
Stores at beginning of period	217	191
Closed	—	(1)
Opened	23	18
Stores at end of period	240	208

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net sales.”

Comparison of Twenty-Six Weeks Ended July 3, 2016 to Twenty-Six Weeks Ended

June 28, 2015

Net sales

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Net sales	$2,024,884	$1,759,659	$265,225	15%
Comparable store sales growth	4.4%	4.9%

Net sales for the twenty-six weeks ended July 3, 2016 totaled $2.0 billion, increasing 15% over the same period of the prior fiscal year. Sales growth was driven by solid performance in new stores opened and increases in comparable stores sales. Comparable stores contributed approximately 88% of total sales for the twenty-six weeks ended July 3, 2016 and approximately 86% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Net sales	$2,024,884	$1,759,659	$265,225	15%
Cost of sales, buying and occupancy	1,412,569	1,238,227	174,342	14%
Gross profit	612,315	521,432	90,883	17%
Gross margin	30.2%	29.6%	0.6%

Cost of sales, buying and occupancy increased during the twenty-six weeks ended July 3, 2016 compared to the twenty-six weeks ended June 28, 2015, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $78.6 million as a result of increased sales volume, and $12.3 million related to increased margin.  The gross margin increase is due to higher margins in certain categories primarily due to deflation.

Direct store expenses

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Direct store expenses	$400,885	$340,571	$60,314	18%
Percentage of net sales	19.8%	19.4%	0.4%

Direct store expenses increased $60.3 million, primarily due to stores opened since June 28, 2015, as well as increases in direct store expenses associated with stores operated prior to June 28, 2015. Direct store expenses, as a percentage of net sales, increased 40 basis points primarily due to higher payroll expense from planned wage increases and increased training costs, partially offset by timing of the New Year’s holiday payroll.

Selling, general and administrative expenses

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Selling, general and administrative expenses	$61,818	$47,417	$14,401	30%
Percentage of net sales	3.1%	2.7%	0.4%

The increase in selling, general and administrative expenses included $3.7 million in advertising to support new stores, $3.4 million in equity-based compensation expense due to additional grants related to management transitions during 2015, $2.3 million in corporate payroll to support growth, $0.8 million in consulting for strategic initiatives, and other less significant increases in expense.

Store pre-opening costs

Store pre-opening costs were $8.2 million for the twenty-six weeks ended July 3, 2016 and $5.3 million for the twenty-six weeks ended June 28, 2015. Store pre-opening costs in the twenty-six weeks ended July 3, 2016 included $5.7 million related to opening 23 stores during the twenty-six weeks and $2.5 million associated with stores expected to open subsequent to quarter end. The expense for stores expected to open subsequent to quarter end includes rent paid for certain acquired leases prior to the store openings. Store pre-opening costs in the twenty-six weeks ended June 28, 2015 included $4.7 million related to opening 18 stores during that period and $0.6 million associated with stores expected to open subsequent to quarter end.

Store closure and exit costs

Store closure and exit costs of $1.5 million for the twenty-six weeks ended June 28, 2015 includes $1.1 million for the relocation of our support office and adjustments for prior reserves.

Interest expense

Interest expense decreased to $7.3 million for the twenty-six weeks ended July 3, 2016 from $10.3 million for the twenty-six weeks ended June 28, 2015.  The decrease in interest expense is due to the lower principal balances on both the current Credit Facility and the Company’s former revolving credit Facility combined with the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Loss on extinguishment of debt

In the twenty-six weeks ended June 28, 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.

Income tax provision

Income tax provision increased to $50.8 million for the twenty-six weeks ended July 3, 2016 from $42.2 million for the twenty-six weeks ended June 28, 2015, mainly related to an increase in income before income taxes. Our effective income tax rate decreased to 37.9% in the twenty-six weeks ended July 3, 2016 from 38.0% in the twenty-six weeks ended June 28, 2015. The decrease in the effective tax rate is mainly related to an increase in the enhanced deduction for charitable donations of food inventory and an increase in tax credits, partially offset by an increase in the effective state income tax rate.

Net income

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015	Change	% Change
Net income	$83,416	$68,789	$14,627	21%
Percentage of net sales	4.1%	3.9%	0.2%

Net income growth was driven by sales growth, increased gross margin and reduced interest expense and loss on extinguishment of debt in prior year, offset by increases in advertising expense to support our growth, payroll and equity-based compensation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Twenty-six weeks ended
	July 3, 2016	June 28, 2015
Cash and cash equivalents at end of period	$78,444	$97,258
Cash flows from operating activities	$147,940	$120,940
Cash flows used in investing activities	$(84,910)	$(74,539)
Cash flows used in financing activities	$(120,655)	$(79,656)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodel and maintenance capital expenditures, and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating activities

Cash flows from operating activities increased $27.0 million to $147.9 million for the twenty-six weeks ended July 3, 2016 compared to $120.9 million for the twenty-six weeks ended June 28, 2015. The increase in operating cash flow is primarily due to the growth in cash flows from existing stores and from new stores opened since the second quarter of 2015.

Investing activities

Cash flows used in investing activities was $84.9 million for the twenty-six weeks ended July 3, 2016 compared to $74.5 million for the twenty-six weeks ended June 28, 2015.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures to be in the range of $155 - $165 million in fiscal 2016, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing activities

Cash flows used in financing activities was $120.7 million for the twenty-six weeks ended July 3, 2016 compared to cash used in financing activities of $79.7 million for the twenty-six weeks ended June 28, 2015. The increase in cash used in financing activities of $41.0 million is related to $124.3 million of stock repurchases which completed the $150 million share purchase authorization, a $15.6 million decrease resulting from excess tax benefits from the exercise of stock options, a $4.2 million decrease resulting from proceeds from the exercise of stock options and a $1.9 million decrease resulting from cash from landlord related to financing lease obligations. These increases in cash used in financing activities were offset by a decrease resulting from the net paydown of debt of $101.2 million in the twenty-six weeks ended June 28, 2015.

Long-Term debt and credit facilities

See Note 6 “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Credit Facility and our former credit facility.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2032.

The following table summarizes our lease obligations as of July 3, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$140,977	$15,363	$31,417	$29,868	$64,329
Operating lease obligations(1)	1,344,624	116,548	252,414	239,213	736,449
Totals	$1,485,601	$131,911	$283,831	$269,081	$800,778

(1)

Represents estimated payments for capital and financing and operating lease obligations as of July 3, 2016. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.6 million for the period of less than one year, $2.4 million for years one to three, $1.8 million for years four to five, and $2.0 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, and for which there have not been material changes since that filing through July 3, 2016.  As discussed in Note 6 to the unaudited consolidated financial statements, we entered into the Credit Facility with an initial balance of $260.0 million which will mature in April 2020. As of July 3, 2016, the outstanding balance on the Revolving Credit Facility was $160.0 million.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 25% of our net sales for the thirteen weeks ended July 3, 2016, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

There have been no substantial changes to these estimates or the policies related to them during the twenty-six weeks ended July 3, 2016. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $160.0 million principal outstanding under our Credit Facility as of July 3, 2016, each hundred basis point change in LIBOR would result in a change in interest expense by $1.6 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of July 3, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended July 3, 2016, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, the Company removed the action to federal court in the District of Arizona. On April 18, 2016, the plaintiffs filed a motion to remand the case to state court, and that motion is currently under consideration. The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of current and former Company team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against a Company team member.  The complaints allege the Company failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses.  All four cases are currently stayed pending a ruling on a motion filed in June 2016 before the Judicial Panel on Multidistrict Litigation to transfer and consolidate all of the cases to the federal court in the District of Arizona. The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended July 3, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 4, 2016 - May 1, 2016	—	$—	—	$—
May 2, 2016 - May 29, 2016	2,547,971	25.47	2,547,971	—
May 30, 2016 - July 3, 2016	—	—	—	—
Total	2,547,971	$25.47	2,547,971	$—

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2016.
(2)

On November 4, 2015, our Board of Directors authorized a $150 million share repurchase program of our common stock. The shares may be purchased from time to time over a two year period, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. During the thirteen weeks ended July 3, 2016, the $150 million share repurchase program was completed.

Item 6. Exhibits.

Exhibit Number	Description
10.1†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment request submitted separately to the SEC pursuant to Rule 406 under the Securities Act. This exhibit is being refiled by the registrant in response to comments from the SEC’s staff with respect to the confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 4, 2016	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment request submitted separately to the SEC pursuant to Rule 406 under the Securities Act. This exhibit is being refiled by the registrant in response to comments from the SEC’s staff with respect to the confidential treatment request.