Form 10-Q
period 2016-10-02
Sprouts Farmers Market, Inc.
filed 2016-11-03
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

As of November 2, 2016, there were outstanding 142,329,212 shares of the registrant’s common stock, $0.001 par value per share.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2016

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$50,290	$136,069
Accounts receivable, net	21,762	20,424
Inventories	195,217	165,434
Prepaid expenses and other current assets	24,500	23,288
Total current assets	291,769	345,215
Property and equipment, net of accumulated depreciation	577,409	494,067
Intangible assets, net of accumulated amortization	197,958	198,601
Goodwill	368,078	368,078
Other assets	20,138	19,003
Deferred income tax asset	—	1,400
Total assets	$1,455,352	$1,426,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,275	$134,480
Accrued salaries and benefits	25,759	30,717
Other accrued liabilities	47,502	50,253
Current portion of capital and financing lease obligations	9,419	14,972
Total current liabilities	244,955	230,422
Long-term capital and financing lease obligations	115,426	115,500
Long-term debt	205,000	160,000
Other long-term liabilities	111,907	97,450
Deferred income tax liability	18,719	—
Total liabilities	696,007	603,372
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 145,301,469 and 152,577,884 shares issued and outstanding, October 2, 2016 and January 3, 2016, respectively	145	153
Additional paid-in capital	594,281	577,393
Retained earnings	164,919	245,446
Total stockholders’ equity	759,345	822,992
Total liabilities and stockholders’ equity	$1,455,352	$1,426,364

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$1,035,801	$903,069	$3,060,685	$2,662,728
Cost of sales, buying and occupancy	744,288	641,612	2,156,857	1,879,839
Gross profit	291,513	261,457	903,828	782,889
Direct store expenses	216,932	177,990	617,817	518,561
Selling, general and administrative expenses	29,664	27,075	91,482	74,492
Store pre-opening costs	3,446	1,825	11,625	7,105
Store closure and exit costs	24	167	159	1,711
Income from operations	41,447	54,400	182,745	181,020
Interest expense	(3,723)	(3,685)	(10,985)	(13,990)
Other income	135	171	326	345
Loss on extinguishment of debt	—	—	—	(5,481)
Income before income taxes	37,859	50,886	172,086	161,894
Income tax provision	(13,974)	(18,900)	(64,785)	(61,119)
Net income	$23,885	$31,986	$107,301	$100,775
Net income per share:
Basic	$0.16	$0.21	$0.72	$0.66
Diluted	$0.16	$0.21	$0.71	$0.65
Weighted average shares outstanding:
Basic	147,743	153,585	149,202	153,071
Diluted	150,024	155,952	151,568	155,841

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	128,991	128,991
Issuance of shares under option plans	1,812,829	2	6,318	—	6,320
Repurchase and retirement of common stock	(1,068,279)	(1)	-	(25,734)	(25,735)
Excess tax benefit for exercise of options	—	—	20,009	—	20,009
Equity-based compensation	—	—	8,018	—	8,018
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992
Net income	—	—	—	107,301	107,301
Issuance of shares under option plans	608,273	—	2,618	—	2,618
Repurchase and retirement of common stock	(8,169,510)	(8)	—	(187,828)	(187,836)
Excess tax benefit for exercise of options	—	—	3,948	—	3,948
Equity-based compensation	—	—	10,322	—	10,322
Balances at October 2, 2016	145,016,647	$145	$594,281	$164,919	$759,345

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities
Net income	$107,301	$100,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,997	50,665
Accretion of asset retirement obligation and closed facility reserve	237	251
Amortization of financing fees and debt issuance costs	347	617
Loss on disposal of property and equipment	226	1,257
Equity-based compensation	10,322	4,776
Loss on extinguishment of debt	—	5,481
Deferred income taxes	20,119	3,155
Changes in operating assets and liabilities:
Accounts receivable	(1,336)	(11,150)
Inventories	(29,784)	(18,996)
Prepaid expenses and other current assets	(1,212)	(25)
Other assets	(1,480)	(444)
Accounts payable	24,050	28,641
Accrued salaries and benefits	(4,959)	(6,251)
Other accrued liabilities	(2,762)	(370)
Other long-term liabilities	14,971	20,709
Cash flows from operating activities	196,037	179,091
Cash flows from investing activities
Purchases of property and equipment	(142,571)	(97,390)
Proceeds from sale of property and equipment	662	49
Purchase of leasehold interests	(491)	—
Cash flows used in investing activities	(142,400)	(97,341)
Cash flows from financing activities
Proceeds from revolving credit facility	45,000	260,000
Payments on revolving credit facility	—	(100,000)
Payments on term loan	—	(261,250)
Payments on capital lease obligations	(531)	(492)
Payments on financing lease obligations	(2,613)	(2,575)
Payments of deferred financing costs	—	(1,896)
Repurchase of common stock	(187,836)	—
Excess tax benefit for exercise of stock options	3,948	19,584
Proceeds from the exercise of stock options	2,616	6,366
Cash flows used in financing activities	(139,416)	(80,263)
(Decrease) / Increase in cash and cash equivalents	(85,779)	1,487
Cash and cash equivalents at beginning of the period	136,069	130,513
Cash and cash equivalents at the end of the period	$50,290	$132,000

Supplemental disclosure of cash flow information
Cash paid for interest	$10,942	$14,174
Cash paid for income taxes	38,142	35,075

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$19,919	$11,141
Property acquired through capital and financing lease obligations	8,324	9,899

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, natural body care and household items catering to consumers’ growing interest in health and wellness. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

The Company’s business is subject to modest seasonality.  Average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed 25% of the Company’s net sales for the thirty-nine weeks ended October 2, 2016, is generally more available in the first six months of the fiscal year due to the timing of peak growing seasons.

All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation.  Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. This guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update provides clarifications on the cash flow classification for eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

No other new accounting pronouncements issued or effective during the thirty-nine weeks ended October 2, 2016 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Credit Facility (as defined in Note 6, “Long-Term Debt”), the fair value of the long-term debt approximates carrying value as of October 2, 2016 and January 3, 2016. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As of
	October 2, 2016	January 3, 2016
Vendor	$14,268	$11,649
Receivables from landlords	830	4,143
Other	6,664	4,632
Total	$21,762	$20,424

The Company had recorded allowances for certain vendor receivables of $0.1 million at both October 2, 2016 and January 3, 2016.

5. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As of
	October 2, 2016	January 3, 2016
Accrued payroll	$12,162	$10,988
Vacation	10,831	8,916
Bonus	1,929	9,728
Other	837	1,085
Total	$25,759	$30,717

6. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	October 2, 2016	January 3, 2016
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$205,000	$160,000
Total debt			205,000	160,000
Long-term debt			$205,000	$160,000

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

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $1.7 million have been issued as of October 2, 2016, primarily to support the Company’s insurance programs.

Borrowings

During the thirteen weeks ended October 2, 2016, the Company borrowed a total of $45.0 million under the Credit Facility to be used in connection with the Company’s $250 million share repurchase program (see Note 11). The Company did not make any additional borrowings during the thirteen and thirty-nine weeks ended September 27, 2015.

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

Payments and Borrowings

The Credit Facility is scheduled to mature, and the commitments thereunder will terminate on April 17, 2020, subject to extensions as set forth in the Credit Agreement.

The Company may repay loans and reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

Following the closing of the Credit Facility and the initial borrowing of $260.0 million during 2015, the Company made a total of $100.0 million of principal payments on the Credit Facility. During the thirteen weeks ended October 2, 2016, the Company borrowed an additional $45.0 million; resulting in total outstanding debt under the Credit Facility of $205.0 million as of October 2, 2016.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of October 2, 2016.

7. Closed Facility Reserves

The following is a summary of closed facility reserve activity during the thirty-nine weeks ended October 2, 2016 and fiscal year ended January 3, 2016:

	October 2, 2016	January 3, 2016
Beginning balance	$2,017	$1,785
Additions	—	1,144
Usage	(860)	(1,332)
Adjustments	43	420
Ending balance	$1,200	$2,017

Usage during 2016 relates to lease payments made during the period for closed stores. Additions made during 2015 include remaining lease payments for the corporate support office relocation, and usage during 2015 primarily related to lease payments made during the year for closed stores.

8. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended October 2, 2016 and September 27, 2015 was 36.9% and 37.1%, respectively. The decrease in the effective tax rate is mainly related to an increase in the enhanced deduction for charitable donations of food inventory, partially offset by an increase in the effective state income tax rate.

The Company’s effective tax rate for the thirty-nine weeks ended October 2, 2016 and September 27, 2015 was 37.7% and 37.8%, respectively.

Excess tax benefits associated with stock option exercises and vested restricted stock units are credited to stockholders’ equity.  The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $3.9 million for the thirty-nine weeks ended October 2, 2016. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company. During the thirteen weeks ended October 2, 2016 and September 27, 2015, purchases from this supplier were $2.1 million and $2.3 million, respectively. During the thirty-nine weeks ended October 2, 2016 and September 27, 2015, purchases from this company were $7.3 million and $7.1 million, respectively.  At October 2, 2016 and September 27, 2015, the Company had recorded accounts payable due to this supplier of $0.7 million and $0.7 million, respectively.

The Company’s Executive Chairman of the Board is the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During the thirteen weeks ended October 2, 2016 and September 27, 2015, purchases from this supplier and its predecessors were $2.2 million and $1.9 million, respectively. During the thirty-nine weeks ended October 2, 2016 and September 27, 2015, purchases from this supplier and its predecessors were $6.0 million and $5.2 million, respectively. At October 2, 2016 and September 27, 2015, the Company had recorded accounts payable due to the supplier of $0.5 million and $0.2 million, respectively.

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

11. Stockholders’ Equity

Share Repurchase

On November 4, 2015, the Company’s board of directors authorized a $150 million share repurchase program for its common stock, which was completed during the thirteen weeks ended July 3, 2016. On September 6, 2016, the Company’s board of directors authorized a new $250 million share repurchase program for its common stock. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of October 2, 2016.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	Not applicable	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	250,000	63,572	186,428

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Credit Facility to assist with the repurchase program authorized on September 6, 2016 (see Note 6).

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Number of common shares acquired	3,189,818	-	8,169,510	-
Average price per common share acquired	$19.93	-	$22.99	-
Total cost of common shares acquired	$63,572	-	$187,836	-

Shares purchased under the Company’s repurchase programs were subsequently retired.

12. Net Income Per Share

The computation of net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options, assumed vesting of restricted stock units (“RSUs”), assumed vesting of performance stock awards (“PSAs”), and assumed vesting of restricted stock awards (“RSAs”).

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Basic net income per share:
Net income	$23,885	$31,986	$107,301	$100,775
Weighted average shares outstanding	147,743	153,585	149,202	153,071
Basic net income per share	$0.16	$0.21	$0.72	$0.66
Diluted net income per share:
Net income	$23,885	$31,986	$107,301	$100,775
Weighted average shares outstanding	147,743	153,585	149,202	153,071
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,200	2,360	2,278	2,739
RSUs	28	7	49	31
RSAs	13	—	9	—
PSAs	40	—	30	—
Weighted average shares and equivalent shares outstanding	150,024	155,952	151,568	155,841
Diluted net income per share	$0.16	$0.21	$0.71	$0.65

For the thirteen weeks ended October 2, 2016, the computation of diluted net income per share does not include 2.2 million options, 0.1 million RSUs, and 0.1 million PSAs as those awards would have

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

been antidilutive or were unvested performance awards. For the thirteen weeks ended September 27, 2015, the computation of diluted net income per share does not include 2.9 million options, 0.1 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

For the thirty-nine weeks ended October 2, 2016, the computation of diluted net income per share does not include 1.3 million options, 0.1 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the thirty-nine weeks ended September 27, 2015, the computation of diluted net income per share does not include 0.8 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards,

13. Equity-Based Compensation

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

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. At October 2, 2016, there were 3,588,916 stock awards outstanding and 6,292,391 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the 2011 Option Plan to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. At October 2, 2016, there were 3,854,113 options outstanding under the 2011 Option Plan.

Awards Granted

During the thirty-nine weeks ended October 2, 2016, the Company granted the following stock-based compensation awards:

Grant Date	Stock Options	RSUs	PSAs	RSAs
March 4, 2016	318,156	213,767	92,942	—
April 11, 2016	4,627	1,335	—	—
May 9, 2016	—	14,404	—	—
May 23, 2016	419,935	—	—	217,852
August 18, 2016	—	7,499	—	—
Total:	742,718	237,005	92,942	217,852
Weighted-average grant date fair value	$7.43	$27.93	$28.21	$24.48
Weighted-average exercise price	$26.10	—	—	—

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

PSAs

PSAs granted in 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date.  During the thirty-nine weeks ended October 2, 2016, the performance conditions with respect to 2015 earnings per share were deemed to have been met, and the PSAs will vest 50 percent at each of the second and third anniversary of the grant date.

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

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2,601 RSAs, respectively. The Company recognized compensation expense of $1.0 million during the thirteen weeks ended October 2, 2016 related to the options and RSAs granted.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Cost of sales, buying and occupancy	$244	$187	$726	$418
Direct store expenses	339	294	1,015	762
Selling, general and administrative expenses	3,414	1,861	8,581	3,594
Equity-based compensation expense before income taxes	3,997	2,342	10,322	4,774
Income tax benefit	(1,519)	(885)	(3,922)	(1,804)
Net equity-based compensation expense	$2,478	$1,457	$6,400	$2,970

The following equity-based awards were outstanding as of October 2, 2016 and January 3, 2016:

	As of
	October 2, 2016	January 3, 2016
	(in thousands)	(in thousands)
Options
Vested	5,401	5,287
Unvested	1,385	2,116
RSUs	280	143
PSAs	159	70
RSAs	218	—

As of October 2, 2016 total unrecognized compensation expense related to outstanding equity-based awards was as follows:

As of
October 2, 2016

Options	$8,860
RSUs	5,810
PSAs	2,200
RSAs	4,416
Total unrecognized compensation expense	$21,286

As of October 2, 2016, the total remaining weighted average recognition period related to outstanding equity-based awards was as follows:

As of
October 2, 2016
Options	1.8
RSUs	1.7
PSAs	1.8
RSAs	1.7

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the thirty-nine weeks ended October 2, 2016 and September 27, 2015, the Company received $2.6 million and $6.4 million, respectively, in cash proceeds from the exercise of options.

14. Subsequent Events

Subsequent to October 2, 2016, and through October 31, 2016, the Company repurchased an additional 2.9 million shares of common stock for $60.9 million. The Company borrowed an additional $60.0 million under its Credit Facility that was utilized in these repurchases, resulting in total outstanding debt under the Credit Facility of $265 million as of October 31, 2016.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, body care and natural household items catering to consumers’ growing interest in health and wellness. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 250 stores in 13 states as of October 2, 2016, we are one of the largest specialty retailers of fresh, natural and organic food in the United States.

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

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales growth and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We opened 27 stores and relocated one store during 2015. We expect to continue to expand our store base with 36 store openings planned in fiscal 2016, of which 35 have opened as of the date of this Quarterly Report on Form 10-Q. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We aim to achieve 14% annual new store growth for at least the next five years.

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

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period.  The third quarter of fiscal years 2016 and 2015 were thirteen-week periods ended October 2, 2016 and September 27, 2015, respectively.

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

Cost of sales, buying and occupancy and gross profit

Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. Merchandise incentives received from vendors are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may affect our gross profit. The impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which will depend upon competitive market conditions.

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

Results of Operations for Thirteen Weeks Ended October 2, 2016 and September 27, 2015

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	October 2, 2016	September 27, 2015
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$1,035,801	$903,069
Cost of sales, buying and occupancy	744,288	641,612
Gross profit	291,513	261,457
Direct store expenses	216,932	177,990
Selling, general and administrative expenses	29,664	27,075
Store pre-opening costs	3,446	1,825
Store closure and exit costs	24	167
Income from operations	41,447	54,400
Interest expense	(3,723)	(3,685)
Other income	135	171
Income before income taxes	37,859	50,886
Income tax provision	(13,974)	(18,900)
Net income	$23,885	$31,986

	Thirteen weeks ended
	October 2, 2016	September 27, 2015
Comparable store sales growth(1)	1.3%	5.8%

Other Operating Data:
Stores at beginning of period	240	208
Opened	10	8
Stores at end of period	250	216

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net sales.”

Comparison of Thirteen Weeks Ended October 2, 2016 to Thirteen Weeks Ended

September 27, 2015

Net sales

	Thirteen weeks ended
	October 2, 2016	September 27, 2015	Change	% Change
Net sales	$1,035,801	$903,069	$132,732	15%
Comparable store sales growth	1.3%	5.8%

Net sales for the thirteen weeks ended October 2, 2016 totaled $1.0 billion, increasing 15% over the same period of the prior fiscal year. Sales growth was driven by strong performance in new stores opened and increases in comparable store sales. Comparable stores contributed approximately 87% of total sales for the thirteen weeks ended October 2, 2016 and approximately 86% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	October 2, 2016	September 27, 2015	Change	% Change
Net sales	$1,035,801	$903,069	$132,732	15%
Cost of sales, buying and occupancy	744,288	641,612	102,676	16%
Gross profit	291,513	261,457	30,056	11%
Gross margin	28.1%	28.9%	(0.8)%

Cost of sales, buying and occupancy increased during the thirteen weeks ended October 2, 2016 compared to the thirteen weeks ended September 27, 2015, primarily due to the increase in sales from new store openings and comparable store sales growth, as discussed above. Gross profit increased $30.1 million primarily as a result of new store sales. The gross margin percentage decrease reflects 60 basis points from increased price investments in certain categories in response to the ongoing deflationary and promotional environment, and slightly higher shrink from lower comp sales, with an additional 20 basis points of deleverage from occupancy.

Direct store expenses

	Thirteen weeks ended
	October 2, 2016	September 27, 2015	Change	% Change
Direct store expenses	$216,932	$177,990	$38,942	22%
Percentage of net sales	20.9%	19.7%	1.2%

Direct store expenses as a percentage of sales for the quarter increased 120 basis points to 20.9% compared to the same period in 2015. Thirty basis points of this increase related to cycling a lower medical benefit expense from the prior year. The remaining increase was primarily due to deleverage from lower comp sales growth, higher payroll expense from planned increases in wages and training costs implemented at the beginning of the year, and the impact of opening a greater number of new stores in 2016.

Selling, general and administrative expenses

	Thirteen weeks ended
	October 2, 2016	September 27, 2015	Change	% Change
Selling, general and administrative expenses	$29,664	$27,075	$2,589	10%
Percentage of net sales	2.9%	3.0%	(0.1)%

The increase in selling, general and administrative expenses included $2.0 million in advertising to support new stores, $1.5 million in equity-based compensation expense primarily due to additional grants related to management transitions during 2015, $0.9 million in corporate payroll to support growth, $0.3 million in consulting for strategic initiatives, and other less significant increases in expense. These increases were partially offset by $2.2 million decrease in corporate bonus expense.

Store pre-opening costs

Store pre-opening costs were $3.4 million for the thirteen weeks ended October 2, 2016 and $1.8 million for the thirteen weeks ended September 27, 2015. Store pre-opening costs in the thirteen weeks ended October 2, 2016 included $2.6 million related to opening 10 stores during that period and $0.8 million associated with three stores expected to open subsequent to quarter end. Store pre-opening costs in the thirteen weeks ended September 27, 2015 included $1.7 million related to opening eight stores during that period and $0.1 million associated with one store opened subsequent to quarter end.

Interest expense

Interest expense was $3.7 million for the thirteen weeks ended October 2, 2016, which is consistent with the $3.7 million for the thirteen weeks ended September 27, 2015.

Income tax provision

Income tax provision decreased to $13.9 million for the thirteen weeks ended October 2, 2016 from $18.9 million for the thirteen weeks ended September 27, 2015, mainly related to a decrease in income before income taxes. Our effective income tax rate was 36.9% in the thirteen weeks ended October 2, 2016 and 37.1% in the thirteen weeks ended September 27, 2015. The decrease in the effective tax rate is mainly related to an increase in the enhanced deduction for charitable donations of food inventory and an increase in tax credits, partially offset by an increase in the effective state income tax rate.

Net income

	Thirteen weeks ended
	October 2, 2016	September 27, 2015	Change	% Change
Net income	$23,885	$31,986	$(8,101)	(25)%
Percentage of net sales	2.3%	3.5%	(1.2)%

The decline in net income was driven by a decrease in gross margin as a result of increased price investments in certain categories in response to the ongoing deflationary and competitive environment and increased store payroll and selling, general and administrative expenses.

Results of Operations for Thirty-nine Weeks Ended October 2, 2016 and September 27, 2015

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$3,060,685	$2,662,728
Cost of sales, buying and occupancy	2,156,857	1,879,839
Gross profit	903,828	782,889
Direct store expenses	617,817	518,561
Selling, general and administrative expenses	91,482	74,492
Store pre-opening costs	11,625	7,105
Store closure and exit costs	159	1,711
Income from operations	182,745	181,020
Interest expense	(10,985)	(13,990)
Other income	326	345
Loss on extinguishment of debt	—	(5,481)
Income before income taxes	172,086	161,894
Income tax provision	(64,785)	(61,119)
Net income	$107,301	$100,775

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015
Comparable store sales growth(1)	3.4%	5.2%

Other Operating Data:
Stores at beginning of period	217	191
Closed	—	(1)
Opened	33	26
Stores at end of period	250	216

(1)	See the explanation of “Comparable store sales growth” above under “Components of Operating Results – Net sales.”

Comparison of Thirty-Nine Weeks Ended October 2, 2016 to Thirty-nine Weeks Ended

September 27, 2015

Net sales

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	Change	% Change
Net sales	$3,060,685	$2,662,728	$397,957	15%
Comparable store sales growth	3.4%	5.2%

Net sales for the thirty-nine weeks ended October 2, 2016 totaled $3.1 billion, increasing 15% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 88% of total sales for the thirty-nine weeks ended October 2, 2016 and approximately 86% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	Change	% Change
Net sales	$3,060,685	$2,662,728	$397,957	15%
Cost of sales, buying and occupancy	2,156,857	1,879,839	277,018	15%
Gross profit	903,828	782,889	120,939	15%
Gross margin	29.5%	29.4%	0.1%

Cost of sales, buying and occupancy increased during the thirty-nine weeks ended October 2, 2016 compared to the thirty-nine weeks ended September 27, 2015, primarily due to the increase in sales from new store openings, as discussed above. Gross profit increased $117.0 million as a result of increased sales volume, and $3.9 million related to increased margin.  The gross margin increase is due to higher margins in certain categories primarily due to deflation, partially offset by price investments in certain categories.

Direct store expenses

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	Change	% Change
Direct store expenses	$617,817	$518,561	$99,256	19%
Percentage of net sales	20.2%	19.5%	0.7%

Direct store expenses increased $99.3 million, primarily due to stores opened since September 27, 2015, as well as increases in direct store expenses associated with stores operated prior to September

27, 2015. Direct store expenses, as a percentage of net sales, increased 70 basis points primarily due to higher payroll expense from planned wage increases and increased training costs.

Selling, general and administrative expenses

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	Change	% Change
Selling, general and administrative expenses	$91,482	$74,492	$16,990	23%
Percentage of net sales	3.0%	2.8%	0.2%

The increase in selling, general and administrative expenses included $5.7 million in advertising to support new stores, $5.0 million in equity-based compensation expense due to additional grants related to management transitions during 2015, $3.2 million in corporate payroll to support growth, $1.1 million in consulting for strategic initiatives, and other less significant increases in expense.

Store pre-opening costs

Store pre-opening costs were $11.6 million for the thirty-nine weeks ended October 2, 2016 and $7.1 million for the thirty-nine weeks ended September 27, 2015. Store pre-opening costs in the thirty-nine weeks ended October 2, 2016 included $10.6 million related to opening 33 stores during the thirty-nine weeks and $1.0 million associated with stores expected to open subsequent to quarter end. Store pre-opening costs in the thirty-nine weeks ended September 27, 2015 included $6.9 million related to opening 26 stores during that period and $0.2 million associated with one store opened subsequent to quarter end.

Store closure and exit costs

Store closure and exit costs of $1.7 million for the thirty-nine weeks ended September 27, 2015 includes $1.7 million for the relocation of our support office and adjustments for prior reserves.

Interest expense

Interest expense decreased to $11.0 million for the thirty-nine weeks ended October 2, 2016 from $14.0 million for the thirty-nine weeks ended September 27, 2015.  The decrease in interest expense is due to the lower average principal balances on both the current Credit Facility and the Company’s former revolving credit Facility combined with the lower interest rate on our Credit Facility following the April 2015 Refinancing.

Loss on extinguishment of debt

In the thirty-nine weeks ended September 27, 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.

Income tax provision

Income tax provision increased to $64.8 million for the thirty-nine weeks ended October 2, 2016 from $61.1 million for the thirty-nine weeks ended September 27, 2015, mainly related to an increase in income before income taxes. Our effective income tax rate decreased to 37.7% in the thirty-nine weeks ended October 2, 2016 from 37.8% in the thirty-nine weeks ended September 27, 2015. The decrease in the effective tax rate is mainly related to an increase in the enhanced deduction for charitable donations of food inventory and an increase in tax credits, partially offset by an increase in the effective state income tax rate.

Net income

	Thirty-nine Weeks Ended
	October 2, 2016	September 27, 2015	Change	% Change
Net income	$107,301	$100,775	$6,526	6%
Percentage of net sales	3.5%	3.8%	(0.3)%

Net income growth was driven by sales growth, increased gross margin and loss on extinguishment of debt in prior year, offset by increases in advertising expense to support our growth, payroll and equity-based compensation expense.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period:

	Thirty-nine weeks ended
	October 2, 2016	September 27, 2015
Cash and cash equivalents at end of period	$50,290	$132,000
Cash flows from operating activities	$196,037	$179,091
Cash flows used in investing activities	$(142,400)	$(97,341)
Cash flows used in financing activities	$(139,416)	$(80,263)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock, and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to opportunistically borrow under our Credit Facility to use in our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating activities

Cash flows from operating activities increased $16.9 million to $196.0 million for the thirty-nine weeks ended October 2, 2016 compared to $179.1 million for the thirty-nine weeks ended September 27, 2015. The increase in operating cash flow is primarily due to the growth in cash flows from existing stores and from new stores opened since the third quarter of 2015.

Investing activities

Cash flows used in investing activities were $142.4 million for the thirty-nine weeks ended October 2, 2016 compared to $97.3 million for the thirty-nine weeks ended September 27, 2015.

Capital expenditures consist primarily of investments in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures to be in the range of $160 - $165 million in fiscal 2016, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing activities

Cash flows used in financing activities were $139.4 million for the thirty-nine weeks ended October 2, 2016 compared to cash used in financing activities of $80.3 million for the thirty-nine weeks ended September 27, 2015. During the thirty-nine weeks ended October 2, 2016, cash flows used in financing activities consisted of $187.8 million for stock repurchases, $3.1 million cash paid for capital and financing lease obligations, partially offset by $45 million of borrowings on the revolving credit facility, $3.9 million of excess tax benefit from the exercise of stock options and $2.6 million in proceeds from the exercise of stock options. During the thirty-nine weeks ended September 27, 2015, cash flows used in financing activities consisted of $261.3 million cash paid on the term loan, $100 million repayment on the revolving credit facility, $3.1 million cash paid for capital and financing lease obligations and $1.9 million payments of deferred financing costs, partially offset by $260 million borrowings on the revolving credit facility, $19.6 million of excess tax benefits from the exercise of stock options and $6.4 million in proceeds from the exercise of stock options.

Long-Term debt and credit facilities

See Note 6 “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Credit Facility and our former credit facility.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2035.

The following table summarizes our lease obligations as of October 2, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$138,212	$15,577	$31,411	$29,906	$61,318
Operating lease obligations(1)	1,399,978	120,573	260,919	248,046	770,440
Totals	$1,538,190	$136,150	$292,330	$277,952	$831,758

(1)

Represents estimated payments for capital and financing and operating lease obligations as of October 2, 2016. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.3 million for years one to three, $1.6 million for years four to five, and $1.7 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, and for which there have not been material changes since that filing through October 2, 2016.  As discussed in Note 6 to the unaudited consolidated financial statements, we entered into the Credit Facility with an initial balance of $260.0 million which will mature in April 2020. As of October 2, 2016, the outstanding balance on the Credit Facility was $205.0 million.

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

Seasonality

Our business is subject to modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 25% of our net sales for the thirteen weeks ended October 2, 2016, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

There have been no substantial changes to these estimates or the policies related to them during the thirty-nine weeks ended October 2, 2016. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 6, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $205.0 million principal outstanding under our Credit Facility as of October 2, 2016, each hundred basis point change in LIBOR would result in a change in interest expense by $2.1 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of October 2, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended October 2, 2016, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of current and former Company team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against a Company team member.  The complaints allege the Company failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016, and the cases remained stayed pending the court’s scheduling of an initial case management conference. The Company intends to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended October 2, 2016.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
August 29, 2016 - October 2, 2016	3,189,818	$19.93	3,189,818	$186,428,090

(1)	Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2016.
(2)

On September 6, 2016, our board of directors authorized a $250 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2017, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

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

SPROUTS FARMERS MARKET, INC.

Date: November 3, 2016	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document