Form 10-K
period 2017-01-01
Sprouts Farmers Market, Inc.
filed 2017-02-23
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 1, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $3,373,682,066, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 22, 2017, there were outstanding 136,471,877 shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 1, 2017.

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

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, body care and natural household items catering to consumers’ growing interest in health and wellness. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 256 stores in 14 states as of February 23, 2017, we are one of the largest healthy grocery stores selling fresh, natural and organic food in the United States.

At Sprouts, we believe healthy living is a journey and every meal is a choice. The cornerstones of our business are fresh, natural and organic products at compelling prices (which we refer to as “Healthy Living for Less”), an attractive, convenient and differentiated shopping experience featuring a broad selection of innovative healthy products, and knowledgeable team members who we believe provide best-in-class customer engagement and product education.

Healthy Living for Less. Consistent with our farmers market heritage, our offering begins with fresh produce, which we source, warehouse and distribute in-house and sell at prices we believe to be significantly below those of other food retailers. In addition, our scale, operating structure and deep industry relationships position us to consistently deliver competitive prices and promote value throughout the store. Based on our experience, we believe we attract a broad customer base, including conventional supermarket customers, and appeal to a much wider demographic than specialty retailers of natural and organic food. We believe that over time, our compelling prices and product offering convert many “trial” customers into loyal “lifestyle” customers who shop Sprouts with greater frequency and across an increasing number of departments.

Attractive, Differentiated Shopping Experience. In a convenient, small-box format (average store size of 28,000 to 30,000 sq. ft.), our stores have a farmers market feel, with a bright, open-air atmosphere to create a comfortable and engaging in-store experience. We strive to be our customers’ everyday healthy grocery store. We feature fresh produce and bulk foods at the center of the store surrounded by a complete grocery offering. Consistent with our fresh, natural and organic offering, we choose not to carry most of the traditional, national branded consumer packaged goods generally found at conventional grocery retailers. Instead, we offer a full shopping experience featuring high-quality and innovative healthier alternatives that emphasize our focus on fresh, natural and organic products at great values.

Customer Engagement and Education. Our commitment to “Healthy Living for Less” is shared by our more than 24,000 team members throughout the entire organization who are dedicated to our passion for educating and engaging with our customers with the goal of making healthy eating easier and more accessible. We believe our well-trained and engaged team members, as well as the materials we disseminate through our digital and social media platforms, help our customers increasingly understand that they can purchase a wide selection of high-quality, healthy, and great tasting food for themselves and their families at attractive prices by shopping at Sprouts.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 1, 2017, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market (referred to as “Henry’s”) and 39 Sunflower Farmers Market (referred to as “Sunflower”) stores added through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

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

•

Store Design. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a complete grocery offering. We typically dedicate approximately 15% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open floor plans and low displays, intended to provide an easy-to-shop environment that allows our customers to view the entire store, and our small box format allows for quick in-and-out service. The below diagram shows a sample layout of our stores:

•

Customer Engagement. We are committed to providing, and believe we have, best-in-class customer engagement, which builds trust with our customers and differentiates the Sprouts shopping experience from that of many of our competitors. We design our stores to maximize customers’ interactions with our team members, as we believe this interaction provides an opportunity to educate customers and provides a valued, differentiated customer service model, which enhances customer loyalty and increases visits and purchases over time.

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
•

Team Members. Our stores are typically staffed with 80 to 90 full and part-time team members including a store manager, an assistant store manager, eight department managers, five assistant department managers, store office staff and other team members. We strive to create a strong and unified company culture and develop team members throughout the entire organization, and we assist our store teams with our store support office and regional teams. We have prioritized making investments in training that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers.  We believe our team members contribute to our consistently high service standards and that this helps us successfully open and operate our stores.

Our Product Offering

We are a complete food retailer that offer a full shopping experience for our customers. We focus and tailor our assortment to fresh, natural and organic foods and healthier options throughout all of our departments.

Fresh, Natural and Organic Foods

Our product offerings focus on fresh, natural and organic foods. Foods are generally considered “fresh” if they are minimally processed or in its raw state not subject to any type of preservation or freezing. Natural foods can be broadly defined as foods that are minimally processed and are free of synthetic preservatives, artificial sweeteners, colors, flavors and other additives, growth hormones, antibiotics, hydrogenated oils, stabilizers and emulsifiers. Essentially, natural foods are largely or completely free of non-naturally occurring chemicals and are as near to their whole, natural state as possible.

Organic foods refer to the food itself as well as the method by which it is produced. In general, organic operations must demonstrate that they are protecting natural resources, conserving biodiversity, and using only approved substances and must be certified by a USDA-accredited certifying agency. These organic standards include:

•	Crop production must not use irradiation, sewage sludge, synthetic fertilizers, prohibited pesticides, and genetically modified organisms.
•	Livestock producers must meet animal health and welfare standards, not use antibiotics or growth hormones, use 100% organic feed, and provide animals with access to the outdoors.
•	Multi-ingredient organic food must be comprised of 95% or more certified organic content.

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

	2016	2015	2014
Perishables	50.4%	50.8%	50.8%
Non-Perishables	49.6%	49.2%	49.2%

Departments

While we focus on providing an abundant and affordable offering of natural and organic produce, our stores also include the following departments that enable customers to have a full grocery shopping experience: packaged groceries, meat and seafood, deli, vitamins and supplements, dairy and dairy alternatives, bulk items, baked goods, frozen foods, natural health and body care, and beer and wine. We believe each of our departments provides high-quality, value-oriented offerings for our customers which we continuously refine with our customer preferences in mind, including our ongoing fresh food and deli expansion initiatives in select stores, comprised of freshly prepared proteins and sides, full service deli case, salad bar, fresh juices and soup station to provide more convenient prepared food options for our customers.

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products feature competitively priced specialty and innovative products, with great taste profiles and quality and strict ingredient standards that we believe equal or exceed national brands. Our private label program now accounts for over 10% of our revenue and features over 2,150 products. Our private label brands drive value by offering our customers lower prices while still delivering generally higher margin as compared to branded products. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

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

We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We distribute all produce to our stores from two leased distribution facilities and two third-party operated distribution facilities, and we manage every aspect of quality control in this department. We believe we currently have sufficient capacity at these facilities to support our near-term growth plans in our current markets, but we continue to explore expansion opportunities as our needs evolve.

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

KeHE Distributors, LLC (referred to as “KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 33%, 31% and 31% of our total purchases in fiscal 2016, 2015 and 2014, respectively. Another 4% of our total purchases in each of fiscal 2016, 2015 and 2014, respectively, were made through our secondary supplier, United Natural Foods, Inc. (referred to as “UNFI”). See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising

Pricing

We are committed to a pricing strategy consistent with our motto of “Healthy Living for Less.” As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions on selected products that drive traffic and trial. We typically have about 40% of our approximately 18,900 products on sale at any given time.

Marketing and Advertising

We supplement and support our everyday competitive pricing strategy through weekly advertised specials, a weekly e-circular, online coupons and special promotions. We send over 16 million weekly advertisement circulars to encourage customers to shop at our stores. These circulars focus on product education and offerings and aim to engage the customer. We use sales flyers distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These sales flyers include representative products from our key departments. In addition, we have a customer database of over one million customers as of January 1, 2017, many of whom receive electronic versions of our weekly circulars or monthly newsletters.

We tailor our advertisements to specific markets, which provides us with greater flexibility to offer different promotions and respond to local competitive activity. In addition, we advertise our sales promotions and support our brand image through the use of local radio and billboards, as well as targeted direct mail in specific markets.

We also continue to promote and enhance our digital presence.  We developed and maintain a smartphone app on which we include mobile coupon clip, customized offers based on the user’s preferences and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers and offer special deals. Our website also features on-line ordering for holiday meals and catering trays. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our website herein. We continue to expand our social media platform. As of January 1, 2017, we had approximately 1.4 million Facebook fans. In addition, we have partnered with Amazon Prime to offer 1-hour or 2-hour deliveries from our stores in selected markets. We will continue to explore online ordering opportunities to further connect with our customers.

In addition to the weekly circulars, we offer numerous other saving opportunities for our customers, all of which are meant to reinforce our value offering and are designed to appeal to specific target customers. In 2016, we had approximately 34 department-wide promotions at each store throughout the year, which included our Vitamin Extravaganza, Frozen Frenzy, Gluten-Free Favorites, and Incredible Bulk Sales, in addition to our routine Double-Ad Wednesday promotion and 72-Hour Sales.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store fluctuate throughout the year and are typically highest in the first half of the fiscal year and lowest during the fourth quarter. Produce, which contributed approximately 24% of our net sales for the fiscal year ended January 1, 2017, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

Responsible Retailing

We are committed to operating our business in a way that respects social and environmental well-being. We call this commitment “responsible retailing,” and we believe we have a unique opportunity to positively impact the communities in which we operate.

Sprouts Sustainable Practices

Our commitment to our communities extends to operating our business in a way that minimizes our impact on the environment and safeguards the health of our communities.  As we grow, we are able to achieve greater scale in the impact of our sustainability initiatives. Through our Food Rescue Program in 2016, we were able to divert 30 million pounds of food from landfills, including 18 million pounds of food donated to local hunger relief agencies and food banks and 12 million pounds of food waste sent to local farms and composting facilities.  Our annual Grab’N’Give campaign funded by contributions from our customers generated over 263,000 personal care and emergency food bags for those in need. In 2016, we were named as a “Leadership Partner” by Feeding America for our continued support to eliminating hunger in the United States.

Sustainability at Sprouts also encompasses other facets of our operations, including the construction of our stores.  In 2016, we received more “GreenChill” store certifications than any other grocery retailer.  The GreenChill program is a partnership between the Environmental Protection Agency and food retailers to reduce refrigerant emissions and decrease their impact on the ozone layer and climate change. Our environmental stewardship is also reflected in our rigorous recycling program; during 2016, we recycled 70 million pounds of cardboard and 0.5 million pounds of plastics. We believe our sustainable practices strengthen our relationship with customers in the communities we serve.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on giving locally in the areas of health education and nutrition, food security and hunger relief and helping people living with disabilities and health concerns. Our Foundation relies on donations from Sprouts, as well as our vendors and customers, to support non-profit organizations that are stewards of health and wellness in the communities where our team members and customers work, live and play.

Our Foundation has multi-year partnerships with three organizations that are committed to making a meaningful difference in the lives of children, individuals and families. REAL School Gardens builds learning gardens in low-income elementary schools that enhance student learning and provide health nutrition education. Vitamin Angels provides access to life saving vitamins and minerals for at-risk populations in need, particularly pregnant women, new mothers and children. Autism Speaks provides resources for adults and children affected by autism. Collectively, our Foundation donated over $1.2 million to these three organizations in 2016.

In 2016, our Foundation began the Neighborhood Grants program to distribute donations received from Sprouts and our customers entirely in the communities in which the donations were collected. With grants ranging from $2,500 to $10,000, our Foundation contributed over $400,000 to local non-profit organizations aligned with its goal to create stronger and healthier communities. Our stores and engaged team members also contribute to healthy environments through in-kind support and volunteerism at community events.

Growing Our Business

We believe we are well-positioned to capitalize on two powerful, long-term consumer trends—a growing interest in health and wellness and a focus on value and are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expand our store base. We intend to continue expanding our store base by pursuing new store openings in existing markets, expanding into adjacent markets and penetrating new markets. We have opened 24, 27 and 36 new stores in fiscal 2014, 2015 and 2016, respectively.  We expect to continue to expand our store base with 32 store openings planned in fiscal 2017, including our initial expansion into Florida and North Carolina, of which three new stores have opened as of the date of this Annual Report on Form 10-K. We intend to open approximately 30 new stores annually over the near term, with approximately 60-65% in existing markets.

The below diagram shows our store footprint, by state, as of January 1, 2017.

Continue positive comparable store sales. For 39 consecutive quarters, including throughout the economic downturn from 2008 to 2010, stores under our management have achieved positive comparable store sales growth. We believe the consistency of our performance over time and across geographies and vintages is the result of a number of factors, including our distinctive value positioning and merchandising strategies, product innovation and a well-trained staff focused on customer education and engagement. We believe we can continue to grow the number and size of customer transactions by enhancing our core value proposition and distinctive customer-oriented shopping experience. We aim to grow our average ticket by continuing to expand and refine our fresh, natural and organic product offering, our private label program, our targeted and personalized marketing efforts and our in-store and digital education. We believe these factors, combined with the continued strong growth in fresh, natural and organic food consumption, will allow Sprouts to gain new customers, increase customer loyalty and, over time, convert single-department trial customers into core, lifestyle customers who shop Sprouts with greater frequency and across an increasing number of departments.

Grow the Sprouts Farmers Market brand. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, expanded private label offerings and corporate partnerships. In addition, we will continue our community outreach and charity programs to more broadly connect with our local communities with the aim of promoting our brand and educating consumers on healthy choices. We will also continue to expand our innovative marketing and promotional strategy through print, digital and social media platforms.

Train Future Leaders. We believe Sprouts is an attractive place to work with significant growth opportunities for our more than 24,000 team members. In 2016, we promoted approximately 3,500 team members. We regularly assess prevailing wages in the markets in which we operate and offer competitive wages and benefits as we believe active, educated and passionate team members contribute to consumer satisfaction. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates that share our passion for Healthy Living for Less and training our team members on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every department in every store. Our team members are trained and empowered to proactively engage with customers throughout the entire store. This includes investing time to educate them on the benefits of different vitamins, sharing ways to prepare a meal or cutting a piece of produce or opening a package to offer customers product tastings throughout the store. We consider customer education and engagement to be particularly important as many conventional supermarket customers that have not shopped our stores believe that eating healthy is expensive and difficult.

New Store Development

We have an extensive and selective process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated real estate team as well as a real estate committee that includes certain of our executive officers. Multiple members of this committee will conduct an on-site inspection prior to approving any new location.

We believe that our store model, combined with our rigorous store selection process and a growing interest in health and wellness, contribute to our attractive new store returns on investment and strong cash flows. We have been successful across varying geographies which we believe supports the portability of the Sprouts brand and store model into a wide range of markets. Based on our experience, we believe that our broad product offering and value proposition appeals to a wider demographic than other leading competitors, including higher-priced health food and gourmet food retailers. Sprouts has been successful across a variety of urban, suburban and rural locations in diverse geographies, from coast to coast, underscoring the heightened interest in eating healthy across markets.

We currently anticipate opening approximately 30 new Sprouts Farmers Market stores per year going forward based on our new store site selection analysis. We expect to open approximately two-thirds of our new stores in existing markets and approximately one-third in new markets, as we believe this provides for a good balance, given that our new stores in existing markets mature more quickly than those in new markets.  This mix allows us to focus our resources on developing our new markets so they begin with a solid foundation.

See “Properties” for additional information with respect to our store locations.

Our Competition and Industry

We operate within the intensely competitive and highly fragmented grocery store industry which encompasses a wide array of food retailers, including large conventional independent and chain supermarkets, warehouse clubs, small grocery and convenience stores, and natural and organic, specialty, mass, discount and other food retail formats. According to the Progressive Grocer, U.S. supermarket sales totaled over $649 billion in 2015. Based on our industry experience, we believe we are capturing significant market share from conventional supermarkets and specialty concepts in this supermarket segment.

While the natural and organic food segment is one of the fastest growing segments in the industry, conventional supermarkets have experienced overall share decline from approximately 73% in 2005 to approximately 65% in 2015, according to the Progressive Grocer, as customers have migrated to other grocery retail formats. Conventional supermarket customers are attracted to unique product offerings, formats and differentiated shopping experiences. Based on our industry experience, we also believe consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. This overall demand for healthy products is driven by many factors, including increased awareness about the benefits of eating healthy, a greater focus on preventative health measures, and the rising costs of health care. We believe customers are attracted to retailers with comprehensive health and wellness product offerings. As a result, food retailers are offering an increased assortment of fresh, natural and organic foods as well as vitamins and supplements to meet this demand.

Our competitors include conventional supermarkets such as Kroger and Safeway, as well as other food retailers such as Whole Foods, Natural Grocers by Vitamin Cottage and Trader Joe’s. We believe Sprouts offers consumers a compelling value relative to conventional supermarkets and mass retailers and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of products along with exceptional customer engagement.

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

Information Technology Systems

We have made significant investments in information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. Our recent investments have focused on solutions to enhance our team members’ productivity, including business intelligence, labor management and human resources information systems.  We also maintain modern supply chain systems allowing for operating efficiencies and scalability to support our continued growth. All of our stores operate under one integrated information technology platform. We are making investments to our current information technology infrastructure and plan on continuing to invest in this area to support our growth with systems that scale with and add efficiencies to our growing operations.

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

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the Food Safety Modernization Act (referred to as “FSMA”). Implementing regulations, which began to go into effect in 2016, require food processors and handlers to design and implement effective measures to ensure food safety. Additionally, FSMA increases the FDA’s authority to institute administrative detentions of adulterated and misbranded foods. FSMA also requires enhanced tracking and tracing of food products and, as a result, imposes new recordkeeping burdens upon our suppliers and contract manufacturers.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to ingredients, product weight, etc. The FDA administers a systematic review and approval program for certain “health claims” (claims describing the relationship between a food substance and a health or disease condition). It has also promulgated regulatory definitions for various “nutrient content claims” (e.g., “high in antioxidants,” “low in fat,” etc.). Additional in-store labeling requirements, requiring disclosure of calories and other nutrient information for frequently sold items, are scheduled to go into effect in 2017. In addition the USDA has been directed, through legislation passed in 2016, to promulgate regulations within two years requiring the disclosure of the presence of genetically modified ingredients in food.

FDA and USDA Enforcement. The FDA has broad authority to enforce the provisions of the Food, Drug and Cosmetic Act (referred to as “FDCA”) applicable to the safety, labeling, manufacturing and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Similarly, the USDA’s Food Safety Inspection Service is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged.

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

Employees

As of January 1, 2017, we had more than 24,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, results of operations, cash flows, financial condition, or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

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

We opened 36 and 27 stores in fiscal 2016 and 2015, respectively, and we intend to open approximately 30 new stores annually over the near term. However, we cannot assure you that we will achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

On many of our projects, we have received landlord contributions for leasehold improvements and other build-out costs. We cannot guarantee that we will be able to continue to receive landlord contributions at the same levels or at all. Any reductions of landlord contributions could have an adverse impact on our new store cash-on-cash returns and our operating results.

We may be unable to maintain or increase comparable store sales, which could negatively impact our business and stock price.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including:

•	general economic conditions;
•	product price inflation or deflation;
•	increased competitive activity;
•	price changes in response to competitive factors;
•	the impact of new and acquired stores entering into the comparable store base;
•	the opening of new stores that cannibalize store sales in existing areas;
•	cycling against any year or quarter of above-average sales results;
•	consumer preferences, buying trends and spending levels;
•	slowing in the fresh, natural and organic retail sector;
•	possible supply shortages or other operational disruptions;
•	the number and dollar amount of customer transactions in our stores;
•	our ability to provide product or service offerings that generate new and repeat visits to our stores; and
•	the level of customer engagement that we provide in our stores.

These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.

Disruption of significant supplier relationships could negatively affect our business.

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 33% and 31% of our total purchases in each of fiscal 2016 and 2015, respectively. We also have commitments in place with KeHE to order certain amounts of our distribution-sourced organic and natural produce, and to maintain certain minimum average annual store purchase volumes, including for any new stores we open. Our current primary contractual relationship with KeHE continues through April 2018. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of KeHE to deliver product to our stores in quantities that meet our requirements may materially and adversely affect our operating results while we establish alternative distribution channels. Another 4% of our total purchases in each of fiscal 2016 and 2015 were made through our secondary supplier, UNFI. Our current contractual relationship with UNFI continues through December 31, 2018. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic.  Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

We self-distribute our produce through our two distribution centers located in Arizona and Texas and two third-party distribution centers in California and Georgia. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, shipping or infrastructure problems, or contractual disputes with third-party service providers could adversely impact our ability to distribute produce to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason, causing delays in shipment of produce to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, unexpected delays in deliveries from vendors that ship directly to our stores or increases in transportation costs (including through increased fuel costs) could have a material adverse effect on our financial condition, results of operations and cash flows. Labor shortages or work stoppages in the transportation industry, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries could negatively affect our business.

Disruptions to, or security breaches involving, our information technology systems could harm our ability to run our business.

We rely extensively on information technology systems for point of sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data, catastrophic events, and usage errors by our team members. In March 2016, an email “phishing” scam was perpetrated against one of our team members, who inadvertently disclosed 2015 W-2 statements of our team members to an unauthorized third party purporting to be one of our executive officers. We worked with the FBI and the IRS to investigate this crime and to determine the best ways to protect team member tax information, and offered credit monitoring services to impacted team members. As described under “Legal Proceedings,” we are subject to four complaints related to this scam, each on behalf of a purported class of our current and former team members whose personally identifiable information was inadvertently disclosed; these matters are covered by our cyber insurance, subject to applicable deductibles.  Additionally, in January 2013, we discovered sophisticated malware installed on certain credit card “pin pads” in a limited number of our stores designed to illegally access our customers’ credit card information. We have implemented numerous additional security protocols since these attacks in order to further tighten security and continue to maintain a customary cyber insurance policy, but there can be no assurance similar breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy.

Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others, face costly litigation, and our reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the information technology systems we rely on may have a material adverse effect on our operating results and financial condition.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

•	anticipate, identify and react to fresh, natural and organic grocery and dietary supplement trends and changing consumer preferences and demographics in a timely manner;
•	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and
•	develop and maintain vendor and service provider relationships that provide us access to the newest merchandise and customer engagement options on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, dietary preferences, natural and organic products, and vitamins and supplements, as well as new and evolving methods of engaging with and delivering our products to our customers. Consumer preferences towards vitamins, supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost of these products. Our store offerings currently include natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety, efficacy or benefits of any such items may adversely affect demand for our products, and could result in lower customer traffic, sales, results of operations and cash flows.

If we are unable to anticipate and satisfy consumer preferences in the regions where we operate with respect to product offerings and customer engagement options, our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to continue to capture efficiencies of scale, improve our systems, continue our cost discipline, and maintain appropriate store labor levels and disciplined product selection, our operating margins may stagnate or decline. In addition, competition and pricing pressures from competitors may also adversely impact our operating margins. Both our inability to capture the efficiencies from scale and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows and adversely affect the price of our common stock.

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

As a fresh, natural and organic retailer, we believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. As a result, we believe that our customers hold us to a high food safety standard. Therefore, real or perceived quality or food safety concerns, whether or not ultimately based on fact, and whether or not involving products prepared and/or sold at our stores or vendors that supply us with products, would cause negative publicity and lost confidence regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations, cash flows or financial condition.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Sprouts brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents involving our company, our team members, suppliers, agents or third-party service providers, or the products we sell can erode trust and confidence, particularly if they involve our private label products, or result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity.

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

The food retail industry is labor intensive. Our continued success is dependent upon our ability to attract and retain qualified team members in our stores and at our regional and store support offices who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer engagement to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain team members capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our team members or team member wages may adversely affect our business, results of operations, cash flows or financial condition.

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

Further, we generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, which could materially adversely affect our business, results of operations, cash flows or financial condition.

Claims under our insurance plans may differ from our estimates, which could materially impact our results of operations.

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability (including, in connection with legal proceedings described under “—Legal proceedings could materially impact our business, financial condition, results of operations and cash flows” below), property insurance, director and officers’ liability insurance, vehicle liability and team member health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of January 1, 2017, we had outstanding indebtedness of $255.0 million under our credit agreement (referred to as the “Credit Facility”). We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

Market and Other External Risks

General economic conditions that impact consumer spending or result in competitive responses could adversely affect our business.

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

In addition, prolonged inflation or deflation can impact our business. Food deflation across multiple categories, particularly in produce, could reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales. Food inflation, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. As a result, our operating results and financial condition could be materially adversely affected.

Competition in our industry is intense, and our failure to compete successfully may adversely affect our revenues and profitability.

We operate in the highly competitive retail food industry. Our competitors include supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily product selection and quality, customer engagement, store format, location, price and delivery options. Our success depends on our ability to offer products and services that appeal to our customers’ preferences, and our failure to offer such products or services could lead to a decrease in our sales. To the extent that our competitors lower prices, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to perishable, prepared and specialty foods, including fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 24% and 25% of our net sales in fiscal 2016 and 2015, respectively. Although we have not experienced difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

In addition, we and our suppliers compete with other food retailers in the procurement of fresh, natural and organic products, which are often less available than conventional products. If our competitors significantly increase their fresh, natural and organic product offerings due to increases in consumer demand or otherwise, we and our suppliers may not be able to obtain a sufficient supply of such products on favorable terms, or at all, and our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We could also suffer significant inventory losses in the event of disruption of our distribution network or extended power outages in our distribution centers. If we are unable to maintain inventory levels suitable for our business needs, it would materially adversely affect our financial condition, results of operations and cash flows.

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act (or its successor or replacement), could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences.

As of January 1, 2017, we operated 96 stores in California, making California our largest market representing 38% of our total stores in fiscal 2016. We also have store concentration in Texas, Arizona and Colorado, operating 40, 32 and 30 stores in those states, respectively, and representing 16%, 13% and 12% of our total stores in fiscal 2016, respectively. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, changes in economic conditions, prolonged droughts or other severe weather conditions and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

Fluctuations in commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities. Many commodity prices are subject to significant price fluctuations. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us, and price decreases may result in our competitors reducing retail prices on items containing such ingredients. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs or competitive responses to decreasing prices, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. In addition, we may lower our retail prices in response to lower commodity costs or competitive conditions.  Our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

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

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events will increase the costs of operating our stores. Although fuel prices declined during the second half of 2014 and persisted through 2016, our shipping costs also may increase if fuel and freight prices increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition, results of operations and cash flows.

Financial Reporting, Legal and Other Regulatory Risks

We, as well as our vendors, are subject to numerous laws and regulations and our compliance with these laws and regulations may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past, or otherwise adversely affect our business, reputation, results of operations, cash flows and financial condition.

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

New or revised government laws and regulations, such as FSMA, passed in January 2011, portions of which went into effect in 2016, grant the FDA greater authority over the safety of the national food supply, as well as increased enforcement by government agencies, and could result in additional compliance costs and civil remedies. Such regulations mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.

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

In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition), and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.” Although the FDA and the USDA have each issued statements regarding the appropriate use of the word “natural,” and the FDA has requests for comment now pending on the issue, there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies and retailers that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are also subject to laws and regulations more generally applicable to retailers. Compliance with such laws and regulations may increase our costs, limit or eliminate our ability to sell certain products or otherwise adversely affect our business, reputation, results of operations, financial condition or cash flows.

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

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or executive or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs; require the reformulation of certain products or alternative sourcing from domestic suppliers or otherwise to meet new standards, regulations or trade restrictions; the recall or discontinuance of certain products not able to be reformulated or alternatively sourced in compliance with new regulations or restrictions; additional recordkeeping; expanded documentation of the properties of certain products; expanded or different labeling; and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Legal proceedings could materially impact our business, financial condition, results of operations and cash flows.

Our operations, which are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, employment-related and other legal actions in the ordinary course of our business, including litigation arising from food-related illness or product labeling. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows.

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

Specifically, changes to financial accounting standards will require such leases to be recognized on our balance sheet. In addition to our indebtedness, we have significant obligations relating to our current operating leases. All of our existing stores are subject to leases, which have average remaining terms of nine years and, as of January 1, 2017, we had undiscounted operating lease commitments of approximately $1.5 billion, scheduled through 2035, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, but are not reflected as liabilities on our consolidated balance sheets. During fiscal 2016, our rent expense charged under operating leases was approximately $104.8 million.

We incur substantial costs as a result of being a public company.

As a public company, we are subject to public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (referred to as the “Sarbanes-Oxley Act”), the Dodd-Frank Act of 2010, and the listing requirements of the NASDAQ Global Select Market. We incur significant legal, accounting, and other expenses as a public company, including costs resulting from our public company reporting obligations and maintenance of corporate governance practices. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements.

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

If we are unable to maintain effective internal control over financial reporting, if we identify any material weaknesses therein, if we are unsuccessful in our efforts to remediate any such material weakness, if our management is unable to report that our internal control over financial reporting is effective when required, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill and other intangible assets. As of January 1, 2017, we had goodwill and intangible assets of approximately $368.1 million and $197.6 million, respectively, which represented approximately 26% and 14% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2014, 2015 and 2016, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 1, 2017, we had 253 stores located in thirteen states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	4	Nevada	6
Arizona	32	New Mexico	7
California	96	Oklahoma	10
Colorado	30	Tennessee	4
Georgia	12	Texas	40
Kansas	4	Utah	5
Missouri	3

In fiscal 2015, we opened 27 new stores, and in fiscal 2016 we opened 36 new stores. As of February 23, 2017, we have opened three stores in fiscal 2017, bringing our total store count to 256.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 15 year term with four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. In fiscal 2016, we remodeled eight stores and in fiscal 2017, we plan to remodel approximately eight stores.

As of January 1, 2017, we leased our two distribution warehouses, as well as our current corporate office in Phoenix, Arizona, from unaffiliated third parties. Information about such facilities is set forth in the table below:

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, we removed the action to federal court in the District of Arizona. On April 18, 2016, the plaintiffs filed a motion to remand the case to state court, and that motion is currently under consideration. We intend to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (referred to as “PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (referred to as “JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016, and the cases remained stayed pending the court’s scheduling of an initial case management conference. We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market for each full quarterly period for fiscal years 2015 and 2016.

	High	Low
2015
First quarter	$38.45	$32.56
Second quarter	$36.13	$26.98
Third quarter	$27.77	$16.41
Fourth quarter	$27.34	$19.75

	High	Low
2016
First quarter	$30.00	$21.18
Second quarter	$29.37	$21.10
Third quarter	$24.52	$18.70
Fourth quarter	$22.63	$18.88

The closing price of our common stock as of February 21, 2017 was $19.32 per share, and the number of stockholders of record of our common stock as of February 21, 2017 was 66. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following tables provide information about our share repurchase activity for each share repurchase program.

2015 Common Stock Share Repurchase Program

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
2015
Fourth quarter	1,068,279	$24.09	1,068,279	$124,265,253
2016
First quarter	2,431,721	$24.39	2,431,721	$64,956,714
Second quarter	2,547,971	$25.49	2,547,971	$-
Total	6,047,971	$24.80	6,047,971	$-

2016 Common Stock Share Repurchase Program

Period (3)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Approximate dollar value of shares that may yet be purchased under the plans or programs (4)
2016
Third quarter	3,189,818	$19.93	3,189,818	$186,428,090
Fourth quarter	5,072,973	$20.98	5,072,973	$80,000,000
Total	8,262,791	$20.57	8,262,791	$80,000,000

(1)	Periodic information is presented by reference to our quarterly periods during fiscal years 2015 and 2016.
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

(3)	Periodic information is presented by reference to our quarterly periods during fiscal year 2016.
(4)

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

Share repurchase activity during the fourth fiscal quarter of 2016 was as follows:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Oct. 3, 2016 - Oct. 30, 2016	2,744,798	$21.22	2,744,798	$128,175,720
Oct.31, 2016 - Nov. 27, 2016	1,349,565	$20.88	1,349,565	$100,000,000
Nov. 28, 2016 - Jan. 1, 2017	978,610	$20.44	978,610	$80,000,000
Total	5,072,973	$20.98	5,072,973	$80,000,000

(1)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of 2016.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 1, 2013 (the date our stock began trading on the Nasdaq Global Select Market) and January 1, 2017, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

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

Item 6.	Selected Financial Data

	Fiscal 2016(5)	Fiscal 2015(4)	Fiscal 2014(3)	Fiscal 2013(2)	Fiscal 2012(1)
	(dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$4,046,385	$3,593,031	$2,967,424	$2,437,911	$1,794,823
Cost of sales, buying and occupancy	2,864,379	2,541,403	2,082,221	1,712,644	1,264,514
Gross profit	1,182,006	1,051,628	885,203	725,267	530,309
Direct store expenses	828,943	706,044	581,621	496,183	368,323
Selling, general and administrative expenses	126,929	106,412	95,397	81,795	86,364
Store pre-opening costs	12,974	8,616	7,749	5,734	2,782
Store closure and exit costs	228	1,802	725	2,051	2,155
Income from operations	212,932	228,754	199,711	139,504	70,685
Interest expense	(14,794)	(17,723)	(25,063)	(37,203)	(35,488)
Other income	454	443	596	487	562
Loss on extinguishment of debt	—	(5,481)	(1,138)	(18,721)	(992)
Income before income taxes	198,592	205,993	174,106	84,067	34,767
Income tax provision	(74,286)	(77,002)	(66,414)	(32,741)	(15,267)
Net income	$124,306	$128,991	$107,692	$51,326	$19,500
Per Share Data:
Net income per share—basic	$0.84	$0.84	$0.72	$0.38	$0.16
Net income per share—diluted	$0.83	$0.83	$0.70	$0.37	$0.16
Weighted average shares outstanding— basic	147,311	153,099	149,751	134,622	119,427
Weighted average shares outstanding— diluted	149,653	155,877	154,328	139,765	121,781

	Fiscal 2016	Fiscal 2015	Fiscal 2014 (3)	Fiscal 2013(2)	Fiscal 2012(1)
Comparable store sales growth	2.7%	5.8%	9.9%	10.7%	9.7% (6)
Stores at end of period	253	217	191	167	148
Other Operating Data:
Stores at beginning of period	217	191	167	148	103
Opened	36	27	24	19	9
Acquired	—	—	—	—	37
Closed	—	(1)	—	—	(1)
Stores at end of period(7)	253	217	191	167	148
Gross square feet at end of period	7,070,248	5,976,780	5,252,851	4,582,743	4,064,888
Average store size at end of period (gross square feet)	27,946	27,572	27,502	27,442	27,465

	As of
	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013(2)	December 30, 2012(1)
Balance Sheet Data
Cash and cash equivalents	$12,465	$136,069	$130,513	$77,652	$67,211
Total assets	1,439,893	1,426,364	1,368,407	1,171,450	1,101,749
Total capital and finance lease obligations, including current portion	129,736	130,472	150,698	119,572	107,639
Total long-term debt, including current portion	255,000	160,000	255,691	310,286	425,057
Total stockholders’ equity	672,909	822,992	685,389	513,771	386,755

(1)

Commencing on May 29, 2012, our consolidated financial statements also include the financial position, results of operations and cash flows of Sunflower. Fiscal 2012 included $19.5 million of expenses related to the acquisition and integration of Sunflower and Henry’s. Fiscal 2012 includes 52 weeks.

(2)

Fiscal 2013 selling, general and administrative expense included $3.2 million for IPO related bonuses and $2.0 million for expenses related to our November 2013 secondary offering. Fiscal 2013 includes 52 weeks.

(3)

Fiscal 2014 selling, general and administrative expense included $2.6 million for expenses related to our April 2014 secondary offering and our August 2014 secondary offering. Fiscal 2014 includes 52 weeks.

(4)	Fiscal 2015 includes 53 weeks.
(5)	Fiscal 2016 includes 52 weeks.
(6)

Comparable store sales growth for 2012 reflects comparable store sales growth calculated including $196.1 million of sales for Sunflower stores. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales on the day of closure.

(7)	During each of fiscal 2014 and 2016, we also relocated one store.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, body care and natural household items catering to consumers’ growing interest in health and wellness. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 253 stores in 13 states as of January 1, 2017, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 23, 2017, we have grown to 256 stores in 14 states.

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

Our History

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 1, 2017, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added through acquisitions to the Sprouts banner (referred to as the “Transactions”). These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open 32 new stores in 2017, of which three have opened through February 23, 2017, and approximately 30 new stores per year for the near term.

We also believe we can continue to deliver positive comparable store sales growth by enhancing our core value proposition and distinctive customer-oriented shopping experience, as well as through expanding and refining our fresh, natural and organic product offerings, our targeted and personalized marketing efforts and our in-store education. We are committed to growing the Sprouts brand by supporting our stores, product offerings and corporate partnerships, including the expansion of innovative marketing and promotional strategies through print, digital and social media platforms.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2016 was a 52-week year ending on January 1, 2017. Fiscal 2015 was a 53-week year ending on January 3, 2016 and fiscal 2014 was a 52-week year ending on December 28, 2014. In the discussion below, we discuss the impact of the 53rd week of fiscal 2015 on our financial results.

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

We monitor our comparable store sales growth to evaluate and identify trends in our sales performance. Comparable store sales growth reflects comparable store sales growth on a pro forma basis calculated including all stores acquired in the Transactions. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales on the day of closure. This practice may differ from the methods that other retailers use to calculate similar measures. We use comparable store sales to calculate pro forma comparable store sales growth, when applicable, as referenced in footnote (6) to Item 6. Selected Financial Data.

Our net sales have increased as a result of new store openings and comparable store sales growth. Factors that influence comparable store sales growth and other sales trends include:

•	general economic conditions and trends, including levels of disposable income and consumer confidence;
•	product price inflation or deflation;
•	our competition, including competitive store openings in the vicinity of our stores and competitor pricing and merchandising strategies;
•	consumer preferences and buying trends;
•	our ability to identify market trends, and to source and provide product offerings that promote customer traffic and growth in average ticket;
•	the number of customer transactions and average ticket;
•	the prices of our products, including the effects of inflation and deflation;
•	opening new stores in the vicinity of our existing stores; and
•	advertising, in-store merchandising and other marketing activities.

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

We charge third-parties to place advertisements in our in-store guide and circulars. We record consideration received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents reimbursement of a specific and identifiable cost. Advertising costs are expensed as incurred.

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

Factors Affecting Comparability of Results of Operations

Additional Week in 2015

Fiscal 2015 consisted of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in “—Comparison of Fiscal 2016 to Fiscal 2015” below.

April 2015 Refinancing

In April 2015, we completed a transaction in which we refinanced our debt (referred to as the “April 2015 Refinancing”), as further discussed in “—Liquidity and Capital Resources” below. The April 2015 Refinancing resulted in an decrease in borrowings, a reduction in interest rate and the recording of a loss on extinguishment of debt.

Results of Operations for Fiscal 2016, 2015 and 2014

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Fiscal 2015 consisted of 53 weeks, while each of fiscal 2016 and fiscal 2014 consisted of 52 weeks.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$4,046,385	$3,593,031	$2,967,424
Cost of sales, buying and occupancy	2,864,379	2,541,403	2,082,221
Gross profit	1,182,006	1,051,628	885,203
Direct store expenses	828,943	706,044	581,621
Selling, general and administrative expenses	126,929	106,412	95,397
Store pre-opening costs	12,974	8,616	7,749
Store closure and exit costs	228	1,802	725
Income from operations	212,932	228,754	199,711
Interest expense	(14,794)	(17,723)	(25,063)
Other income	454	443	596
Loss on extinguishment of debt	—	(5,481)	(1,138)
Income before income taxes	198,592	205,993	174,106
Income tax provision	(74,286)	(77,002)	(66,414)
Net income	$124,306	$128,991	$107,692

Weighted average shares outstanding	147,311	153,099	149,751
Dilutive effect of equity-based awards	2,342	2,778	4,577
Weighted average shares and equivalent shares outstanding	149,653	155,877	154,328
Diluted net income per share	$0.83	$0.83	$0.70

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Other Operating Data:
Comparable store sales growth	2.7%	5.8%	9.9%
Stores at beginning of period	217	191	167
Opened	36	27	24
Closed	—	(1)	—
Stores at end of period	253	217	191

Comparison of Fiscal 2016 to Fiscal 2015

Net sales

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Net sales	$4,046,385	$3,593,031	$453,354	13%
Comparable store sales growth	2.7%	5.8%

Net sales during 2016 totaled $4.0 billion, increasing 13% over the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 88% of total sales for 2016 and approximately 85% for the prior fiscal year. Sales growth was negatively impacted by the benefit of the 53rd week in the prior year.

Cost of sales, buying and occupancy and gross profit

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Net sales	$4,046,385	$3,593,031	$453,354	13%
Cost of sales, buying and occupancy	2,864,379	2,541,403	322,976	13%
Gross profit	1,182,006	1,051,628	130,378	12%
Gross margin	29.2%	29.3%	(0.1)%

Gross profit increased during 2016 compared to 2015 by $130.4 million, of which $132.7 million was as a result of increased sales volume, partially offset by $2.3 million related to decreased margin. The gross margin decrease primarily reflects cycling both the positive impact in 2015 from the 53rd week of approximately 20 basis points and higher margins due to deflation in the prior year without the corresponding promotional environment, as well as higher occupancy costs.

Direct store expenses

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Direct store expenses	$828,943	$706,044	$122,899	17%
Percentage of net sales	20.5%	19.7%	0.8%

Direct store expenses increased $122.9 million, including $80.3 million related to stores opened since 2015, and $42.6 million related to stores operated prior to 2016. Direct store expenses, as a percentage of net sales, increased 80 basis points, reflecting deleverage of fixed costs associated with lower comparable store sales growth, higher payroll expense from planned increases in wages and training costs implemented at the beginning of the year and cycling the positive impact in 2015 from the 53rd week.

Selling, general and administrative expenses

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$126,929	$106,412	$20,517	19%
Percentage of net sales	3.1%	3.0%	0.1%

The increase in selling, general and administrative expenses included $3.0 million for payments associated with the Executive Chairman of the Board’s retirement and $4.9 million for increases in stock compensation costs, primarily related to executive changes.  Excluding these items, the increase in selling, general and administrative expense was $12.6 million or 11.8%.

Store pre-opening costs

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Attributable to 2015 store openings	$—	$7,166	$(7,166)	(100)%
Attributable to 2016 store openings	11,859	1,450	10,409	718%
Attributable to planned 2017 store openings	1,115	—	1,115	100%
Total store pre-opening costs	$12,974	$8,616	$4,358	51%
Percentage of net sales	0.3%	0.2%	0.1%

Store pre-opening costs in 2016 included $11.9 million related to opening 36 stores during 2016 and $1.1 million associated with stores expected to open subsequent to year end. Store pre-opening costs in 2015 included $7.2 million related to opening 27 stores during that period and $1.4 million associated with stores opened after 2015.

Store closure and exit costs

Store closure and exit costs were $0.2 million for 2016 and $1.8 million for 2015. Store closure and exit costs for 2015 included $1.1 million for the relocation of our support office and adjustments for prior reserves.

Loss on extinguishment of debt

In 2015, we recorded a loss on extinguishment of debt totaling $5.5 million related to the write-off of deferred financing costs and issue discount in the April 2015 Refinancing.

Interest expense

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Capital and financing leases	$10,423	$10,912	$(489)	(4)%
Long-term debt	3,468	5,542	(2,074)	(37)%
Deferred financing costs / Original issuance discount	463	742	(279)	(38)%
Other	440	527	(87)	(17)%
Total Interest Expense	$14,794	$17,723	$(2,929)	(17)%

The decrease in interest expense is due to the lower principal balances on both the current Credit Facility and former revolving credit facility combined with the lower interest rate on our Credit Facility after the April 2015 Refinancing.

Income tax provision

Income tax provision decreased to $74.3 million for 2016 from $77.0 million for 2015, primarily related to a decrease in income before income taxes. Our effective income tax rate increased to 37.41% in 2016 from 37.38% in 2015 primarily due to a slight decrease in tax credits and enhanced charitable food contribution deduction.

Net income

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Net income	$124,306	$128,991	$(4,685)	(4)%
Percentage of net sales	3.1%	3.6%	(0.5)%

Net income growth was attributable to growth in net sales driven by comparable store sales, performance of new stores opened, loss on extinguishment of debt in the prior year and reduced interest expense. Net income growth was negatively impacted by the $4.1 million benefit of the 53rd week in 2015. Excluding the 53rd week, net income remained flat from prior year.

Diluted earnings per share

	Fiscal 2016	Fiscal 2015	Change	% Change
	(shares in thousands)
Diluted earnings per share	$0.83	$0.83	$—	—
Diluted weighted average shares outstanding	149,653	155,877	(6,224)

Earnings per share for 2016 included a benefit of $0.03 per share related to the share repurchase program.

Comparison of Fiscal 2015 to Fiscal 2014

Net sales

	Fiscal 2015	Fiscal 2014	Change	% Change
	(dollars in thousands)
Net sales	$3,593,031	$2,967,424	$625,607	21%
Comparable store sales growth	5.8%	9.9%

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

Direct store expenses increased $124.4 million, including a $64.1 million increase in direct store expenses associated with stores operated prior to 2015 and $60.3 million of direct store expenses related to stores opened during 2015. Included in that increase was approximately $12.7 million of direct store expenses attributable to the 53rd week in 2015. Direct store expenses, as a percentage of net sales, was relatively flat year over year. Lower bonus expense was offset by increased training and by higher payroll costs due to an extra holiday in the year. The impact of the 53rd week on direct store expenses was insignificant as a percentage of net sales.

Selling, general and administrative expenses

	Fiscal 2015	Fiscal 2014	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$106,412	$95,397	$11,015	12%
Percentage of net sales	3.0%	3.2%	(0.2)%

The increase in selling, general and administrative expenses included $5.9 million for advertising expense to support growth into new markets, $4.0 million for corporate payroll to support growth and internalize outsourced functions, $2.4 million of increased share-based compensation expense related to changes in the executive team, $1.8 million for regional payroll and benefits to support additional store count and growth into new regions, $0.7 million for regional expenses to support growth and $1.6 million increase in depreciation and occupancy expense for our new corporate headquarters. In addition, selling, general and administrative expenses were impacted by the 53rd week of 2015 by approximately $0.6 million. These increases were partially offset by $2.2 million less in offering expenses in 2015, a $1.9 million decrease in bonus expense due to lower expected attainment and 2015 benefit from lower than expected actual payments for the prior fiscal year and a $1.6 million decrease in expense related to internalizing outsourced functions. Selling, general and administrative expenses decreased as a percent of net sales primarily driven by lower bonus expense in 2015. The impact of the 53rd week on selling, general and administrative expenses was insignificant.

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

Income tax provision

Income tax provision increased to $77.0 million for 2015 from $66.4 million for 2014, primarily related to an increase in income before income taxes. Our effective income tax rate decreased to 37.38% in 2015 from 38.15% in 2014 primarily due to an increase in tax credits and the enhanced charitable food contribution deduction.

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

Quarterly Financial Data

The following table sets forth certain of our unaudited consolidated statements of operations data for each of the fiscal quarters in 2016 and 2015.

	Fiscal Quarter Ended
	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016	January 3, 2016(*)	September 27, 2015	June 28, 2015(1)	March 29, 2015
	(dollars in thousands, except per share amounts)
Net sales	$985,700	$1,035,801	$1,031,643	$993,241	$930,303	$903,069	$902,153	$857,506
Gross profit	$278,178	$291,513	$305,802	$306,513	$268,739	$261,457	$263,639	$257,793
Income from operations	$30,187	$41,447	$63,462	$77,836	$47,734	$54,400	$60,046	$66,574
Net income	$17,005	$23,885	$37,209	$46,207	$28,216	$31,986	$31,322	$37,467
Net income per share:
Basic	$0.12	$0.16	$0.25	$0.31	$0.18	$0.21	$0.20	$0.25
Diluted	$0.12	$0.16	$0.25	$0.30	$0.18	$0.21	$0.20	$0.24

*	The fiscal quarter ended January 3, 2016 consisted of fourteen weeks.
(1)	Period includes $5.5 million pre-tax loss on extinguishment of debt related to our April 2015 Refinancing.

Return on Invested Capital

In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we provide information regarding Return on Invested Capital (referred to as “ROIC”) as additional information about our operating results. ROIC is a non-GAAP financial measure and should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. ROIC is an important measure used by management to evaluate our investment returns on capital and provides a meaningful measure of the effectiveness of our capital allocation over time.

We define ROIC as net operating profit after tax (referred to as “NOPAT”), including the effect of capitalized operating leases, divided by average invested capital. Operating leases are capitalized as part of the ROIC calculation to control for differences in capital structure between us and our competitors.  Capitalized operating lease interest represents this adjustment to NOPAT and is calculated by the hypothetical capitalization of our operating leases, using eight times our trailing twelve months rent expense and an interest rate factor of seven percent.  Operating leases are determined as the trailing twelve months’ rent expense times a factor of eight.  Invested capital reflects a trailing twelve-month average.

As numerous methods exist for calculating ROIC, our method may differ from methods used by other companies to calculate their ROIC.  It is important to understand the methods and the differences in those methods used by other companies to calculate their ROIC before comparing our ROIC to that of other companies.

Our calculation of ROIC for the fiscal years indicated was as follows:

	2016	2015 (1)	2014
	(dollars in thousands)
Net income	$124,306	$128,991	$107,692
Interest expense, net of tax (2)	9,876	11,296	16,364
Net operating profit after tax (NOPAT)	$134,182	$140,287	$124,056

Total rent expense, net of tax (2)	65,886	55,250	45,386
Estimated depreciation on capitalized operating leases, net of tax (2)	(28,990)	(24,310)	(19,970)
Estimated interest on capitalized operating leases, net of tax (2) (3)	36,896	30,940	25,416
NOPAT, including effect of capitalized operating leases	$171,078	$171,227	$149,472

Average working capital	77,273	148,368	109,590
Average property and equipment	546,652	472,189	398,330
Average other assets	584,945	583,943	589,337
Average other liabilities	(121,724)	(103,714)	(73,761)
Average invested capital	$1,087,146	$1,100,786	$1,023,496

Average estimated asset base of capitalized operating leases	838,200	704,802	582,916
Average invested capital, including the effect of capitalized operating leases	$1,925,346	$1,805,588	$1,606,412

ROIC	12.3%	12.7%	12.1%
ROIC, including the effect of capitalized operating leases	8.9%	9.5%	9.3%

(1)	Fiscal 2015 includes 53 weeks.
(2)	Net of tax amounts are calculated using the effective tax rate for the period presented.
(3)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash and cash equivalents at end of period	$12,465	$136,069	$130,513
Cash provided by operating activities	$254,351	$239,898	$181,218
Cash used in investing activities	$(180,803)	$(128,312)	$(126,671)
Cash used in financing activities	$(197,152)	$(106,030)	$(1,686)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Credit Facility to fund our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities increased $14.5 million to $254.4 million for 2016 compared to $239.9 million for 2015. The cash flows from operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, deferred income taxes, equity-based compensation and changes in working capital.

Cash flows from operating activities increased $58.7 million to $239.9 million for 2015 compared to $181.2 million for 2014. The cash flows from operating activities came from net income, including the effect of the 53rd week in 2015, adjusted primarily for non-cash expenses of depreciation and amortization, deferred income taxes, equity-based compensation and changes in working capital.

Cash flows provided by/ (used in) operating activities from changes in working capital was $14.4 million in 2016, compared to $10.1 million in 2015 and ($13.1) million in 2014. The increase in cash flows from operating activities for changes in working capital in 2016, compared to 2015 was primarily due to the return of insurance deposits, replaced with letters of credit, and a smaller increase in prepaid rent, offset by an increase in cash used for inventory.  The increase in cash flows from operating activities for changes in working capital in 2015, compared to 2014 was primarily due to cash provided by an increase in accounts payable and landlord incentives, partially offset by insurance deposits issued in 2015.

Investing Activities

Cash flows used in investing activities were $180.8 million, $128.3 million, and $126.7 million for 2016, 2015, and 2014, respectively. The increase in cash flows used in investing activities from 2015 to 2016 is primarily due to additional purchases of property and equipment, due to higher number of stores. The increase in cash flows used in investing activities from 2014 to 2015 is primarily related to the acquisition of four leases. Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures to be in the range of $155 - $165 million in 2017, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Cash flows used in financing activities were $197.2 million for 2016 compared to $106.0 million for 2015. During 2016, cash flows used in financing activities consisted of $294.3 million for stock repurchases, $10.0 million in payments on our Credit Facility, $4.4 million cash paid for capital and financing lease obligations, partially offset by $105 million of borrowings on the Credit Facility, $3.7 million of excess tax benefits from the exercise of stock options and $2.7 million in proceeds from the exercise of stock options.

During 2015, cash flows used in financing activities consisted of $261.3 million cash paid on our term loan, $100.0 million repayment on our Credit Facility, $25.7 million for stock repurchases, $4.1 million cash paid for capital and financing lease obligations and $1.9 million payments of deferred financing costs, partially offset by $260 million of borrowings on our Credit Facility, $20.0 million of excess tax benefits from the exercise of stock options, $6.6 million in proceeds from the exercise of stock options and $0.4 million from cash received from landlords related to finance lease obligations.

Cash flows used in financing activities were $1.7 million for 2014. During 2014, cash flows used in financing activities consisted of $57.0 million cash paid on our former term loan, $3.6 million cash paid for capital and financing lease obligations, partially offset by $47.3 million of excess tax benefits from the exercise of stock options, $11.1 million in proceeds from the exercise of stock options and $0.6 million from cash received from landlords related to finance lease obligations.

Long-term Debt and Credit Facilities

Long-term debt increased $95.0 million to $255.0 million as of January 1, 2017, compared to January 3, 2016. The increase in 2016, compared to 2015, resulted primarily from $95.0 million of net borrowings under our Credit Facility used in our share repurchase programs.

Long-term debt decreased $88.6 million to $160.0 million as of January 3, 2016, compared to December 28, 2014. The decrease in 2015, compared to 2014, resulted primarily from the April 2015 Refinancing, in which we repaid our $257.8 million Former Credit Facility offset by $160.0 million in net borrowings under our Credit Facility.

See Note 12 “Long-Term Debt” of our audited consolidated financial statements for a description of our Credit Facility and our Former Credit Facility (as defined therein).

Share Repurchase Program

On November 4, 2015, our board of directors authorized a $150 million common stock share repurchase program, which was fully utilized by the second quarter of 2016. On September 6, 2016, our board of directors authorized a new $250 million share repurchase program for our common stock. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of January 1, 2017.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
		(in thousands)
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	250,000	170,000	80,000

The shares under the repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate us to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Credit Facility to assist with the repurchase program authorized on September 6, 2016. See Note 12 “Long-Term Debt” of our audited consolidated financial statements, contained elsewhere in this Annual Report on Form 10-K, for more details.

Share repurchase activity under our repurchase programs for the periods indicated was as follows:

	Year Ended
	January 1, 2017	January 3, 2016
Number of common shares acquired	13,242,483	1,068,279
Average price per common share acquired	$22.22	$24.09
Total cost of common shares acquired (in thousands)	$294,265	$25,735

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to January 1, 2017 and through February 10, 2017, we repurchased an additional 4.1 million shares of common stock for a total investment of $80 million year-to-date, fully utilizing our $250 million share repurchase authorization.

Factors Affecting Liquidity

We can currently borrow under our Credit Facility, up to an initial aggregate commitment of $450.0 million, which may be increased from time to time pursuant to an expansion set forth in the Credit Agreement.  We are currently utilizing borrowings under our Credit Facility to fund our share repurchase program described above.  The interest rate we pay on our borrowings increases as our leverage ratio increases.

The Credit Agreement contains financial, affirmative and negative covenants.  The negative covenants include, among other things, limitations on our ability to:

•	incur additional indebtedness;
•	grant additional liens;
•	enter into sale-leaseback transactions;
•	make loans or investments;
•	merge, consolidate or enter into acquisitions;
•	pay dividends or distributions;
•	enter into transactions with affiliates;
•	enter into new lines of business;
•	modify the terms of debt or other material agreements; and
•	change our fiscal year.

Each of these covenants is subject to customary and other agreed-upon exceptions.

In addition, the Credit Agreement requires that we and our subsidiaries maintain a maximum total net leverage ratio not to exceed 3.00 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended June 28, 2015.

We were in compliance with all applicable covenants under the Credit Agreement as of January 1, 2017.

Our Credit Agreement is defined and more fully described in Note 12 “Long-Term Debt” of our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of January 1, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
$450.0 million Credit Facility (1)	$255,000	$—	$—	$255,000	$—
Interest payments on $450 million Credit Facility (2)	17,896	5,430	10,859	1,607	—
Capital and financing lease obligations(3)	134,578	15,618	31,174	29,619	58,167
Operating lease obligations(3)	1,450,490	126,899	271,488	258,288	793,815
Purchase commitments(4)	85,980	29,961	44,350	11,669	—
Totals(5)	$1,943,944	$177,908	$357,871	$556,183	$851,982

(1)

The Credit Facility is scheduled to mature and the commitments thereunder will terminate on April 17, 2020, subject to extensions as set forth in the Credit Agreement. These borrowings are reflected in the “4-5 Years” column and discussed in the financing activities section above. See Note 12 “Long-Term Debt” to our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(2)

Represents estimated interest payments through maturity date of April 17, 2020 on our Credit Facility based on the outstanding amounts as of January 1, 2017 and based on LIBOR rates in effect at the time of this report.

(3)

Represents estimated payments for capital and financing and operating leases. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.4 million for the period of less than one year, $2.1 million for years one to three, $1.6 million for years four to five, and $1.6 million for the period beyond five years.

(4)	Consists primarily of purchase commitments under noncancelable service and supply contracts.
(5)

As of January 1, 2017, we had recorded $41.6 million of liabilities related to our self-insurance program. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

Impact of Inflation and Deflation

Inflation and deflation in the prices of food and other products we sell may periodically affect our sales, gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions.

Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store slightly fluctuate throughout the year and are typically highest in the first half of the fiscal year. Produce, which contributed approximately 24% of our net sales for 2016, is generally more available in the first six months of our fiscal year due to the timing of peak growing seasons.

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

The Company’s non-perishable inventory is valued at the lower of cost or market using weighted averaging, the use of which approximates the FIFO method.

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 1, 2017 and January 3, 2016.

Equity-Based Compensation

Grants of options to purchase our shares under the Sprouts Farmers Markets, LLC Option Plan (referred to as the “2011 Option Plan”) have been for equity instruments exchanged for employee services. We account for equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation (referred to as “ASC 718”). Compensation expense associated with equity incentive grants requires management judgment to calculate the estimated fair value of awards, which typically vest over multi-year periods and for which the ultimate amount of compensation is not known on the date of grant. Time vested options generally vest ratably over a period of 12 quarters (three years) and performance-based options vest over a period of three years based on financial performance targets for each year. In the event of a change in control as defined in the 2011 Option Plan, all options become immediately vested and exercisable.

Our board of directors has adopted, and our equity holders have approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (referred to as the ”2013 Incentive Plan”). The 2013 Incentive Plan became effective on July 31, 2013 and replaced the 2011 Option Plan (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan enables us to formulate and implement a compensation program that will attract, motivate and retain experienced, highly-qualified team members who will contribute to our financial success, and aligns the interests of our team members with those of our stockholders through the ability to grant a variety of stock-based and cash-based awards. The 2013 Incentive Plan serves as the umbrella plan for our stock-based and cash-based incentive compensation programs for our directors, officers and other team members.

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

Accounting owner—With certain leases, we are involved in the construction of the building (or certain significant changes to an existing building) and we are considered owner of the building for accounting purposes. We capitalize the amount of the total project costs incurred during the construction period. At the completion of the construction project, we evaluate whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment. A sale and leaseback of the asset is deemed to occur when construction of the asset is complete and the lease term begins and the relevant sale-leaseback accounting criteria are met. If we do not pass the criteria for sale-leaseback accounting, we record a financing lease asset, which is included with “Property and equipment, net of accumulated depreciation” and a corresponding financing obligation in “Capital and financing lease obligations” in our consolidated balance sheets. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.

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

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2016, 2015 or 2014 because the fair value of those assets was substantially above carrying value.

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows from the use and eventual disposition of the asset groups. We base our estimates on historical experience and projections, and consider recent economic and competitive trends. In the event that our estimates or assumptions change in the future, we may be required to record a long-lived asset impairment charge. We did not record any impairment loss during fiscal 2016, 2015 or 2014.

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

Interest Rate Sensitivity

We have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $255.0 million principal outstanding under our Credit Facility as of January 1, 2017, each hundred basis point change in LIBOR would result in a change in interest expense by $2.6 million annually. See Note 12 to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for details on our Credit Facility.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Sprouts Farmers Market, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sprouts Farmers Market, Inc. and its subsidiaries at January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A of this Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 23, 2017

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,465	$136,069
Accounts receivable, net	25,228	20,424
Inventories	204,464	165,434
Prepaid expenses and other current assets	21,869	23,288
Total current assets	264,026	345,215
Property and equipment, net of accumulated depreciation	604,660	494,067
Intangible assets, net of accumulated amortization	197,608	198,601
Goodwill	368,078	368,078
Other assets	5,521	19,003
Deferred income tax asset	—	1,400
Total assets	$1,439,893	$1,426,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,550	$134,480
Accrued salaries and benefits	32,859	30,717
Other accrued liabilities	56,376	50,253
Current portion of capital and financing lease obligations	12,370	14,972
Total current liabilities	259,155	230,422
Long-term capital and financing lease obligations	117,366	115,500
Long-term debt	255,000	160,000
Other long-term liabilities	116,200	97,450
Deferred income tax liability	19,263	—
Total liabilities	766,984	603,372
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 140,256,313 shares issued and outstanding, January 1, 2017; 152,577,884 shares issued and outstanding, January 3, 2016	140	153
Additional paid-in capital	597,269	577,393
Retained earnings	75,500	245,446
Total stockholders’ equity	672,909	822,992
Total liabilities and stockholders’ equity	$1,439,893	$1,426,364

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Net sales	$4,046,385	$3,593,031	$2,967,424
Cost of sales, buying and occupancy	2,864,379	2,541,403	2,082,221
Gross profit	1,182,006	1,051,628	885,203
Direct store expenses	828,943	706,044	581,621
Selling, general and administrative expenses	126,929	106,412	95,397
Store pre-opening costs	12,974	8,616	7,749
Store closure and exit costs	228	1,802	725
Income from operations	212,932	228,754	199,711
Interest expense	(14,794)	(17,723)	(25,063)
Other income	454	443	596
Loss on extinguishment of debt	—	(5,481)	(1,138)
Income before income taxes	198,592	205,993	174,106
Income tax provision	(74,286)	(77,002)	(66,414)
Net income	$124,306	$128,991	$107,692
Net income per share:
Basic	$0.84	$0.84	$0.72
Diluted	$0.83	$0.83	$0.70
Weighted average shares outstanding:
Basic	147,311	153,099	149,751
Diluted	149,653	155,877	154,328

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2013	147,616,560	$147	$479,127	$34,497	$513,771
Net income	—	—	—	107,692	107,692
Issuance of shares under stock plans	4,216,774	5	11,307	—	11,312
Excess tax benefit for exercise of options	—	—	47,261	—	47,261
Tax effect of forfeiture of vested options in equity	—	—	(2)	—	(2)
Equity-based compensation	—	—	5,355	—	5,355
Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$685,389
Net income	—	—	—	128,991	128,991
Issuance of shares under stock plans	1,812,829	2	6,318	—	6,320
Repurchase and retirement of common stock	(1,068,279)	(1)	—	(25,734)	(25,735)
Excess tax benefit for exercise of options	—	—	20,009	—	20,009
Equity-based compensation	—	—	8,018	—	8,018
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992
Net income	—	—	—	124,306	124,306
Issuance of shares under stock plans	666,841	—	2,740	—	2,740
Repurchase and retirement of common stock	(13,242,483)	(13)	—	(294,252)	(294,265)
Excess tax benefit for exercise of options	—	—	3,737	—	3,737
Equity-based compensation	—	—	13,399	—	13,399
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$672,909

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Cash flows from operating activities
Net income	$124,306	$128,991	$107,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	80,414	69,169	60,362
Accretion of asset retirement obligation and closed store reserve	309	344	844
Amortization of financing fees and debt issuance costs	463	742	1,494
Loss on disposal of property and equipment	439	1,512	1,087
Gain on sale of intangible assets	—	—	(100)
Equity-based compensation	13,399	8,018	5,355
Loss on extinguishment of debt	—	5,481	1,138
Deferred income taxes	20,663	15,581	16,432
Changes in operating assets and liabilities:
Accounts receivable	(4,803)	(5,622)	(4,424)
Inventories	(39,030)	(22,641)	(24,537)
Prepaid expenses and other current assets	1,419	(12,042)	(3,127)
Other assets	13,018	(481)	(5,157)
Accounts payable	16,015	19,387	(4,721)
Accrued salaries and benefits	2,142	1,030	7,400
Other accrued liabilities	6,103	7,395	8,426
Other long-term liabilities	19,494	23,034	13,054
Cash flows from operating activities	254,351	239,898	181,218
Cash flows from investing activities
Purchases of property and equipment	(181,018)	(125,313)	(127,065)
Proceeds from sale of property and equipment	706	2,708	294
Proceeds from sale of intangible assets	—	—	100
Purchase of leasehold interests	(491)	(5,707)	—
Cash flows used in investing activities	(180,803)	(128,312)	(126,671)
Cash flows from financing activities
Proceeds from revolving credit facility	105,000	260,000	—
Payments on revolving credit facility	(10,000)	(100,000)	—
Payments on term loan	—	(261,250)	(57,000)
Payments on capital lease obligations	(714)	(662)	(585)
Payments on financing lease obligations	(3,650)	(3,480)	(3,006)
Payments of deferred financing costs	—	(1,896)	—
Cash from landlord related to financing lease obligations	—	419	577
Excess tax benefit for exercise of stock options	3,737	20,009	47,261
Proceeds from exercise of stock options	2,740	6,565	11,067
Repurchase of common stock	(294,265)	(25,735)	—
Cash flows used in financing activities	(197,152)	(106,030)	(1,686)
(Decrease) / Increase in cash and cash equivalents	(123,604)	5,556	52,861
Cash and cash equivalents at beginning of the period	136,069	130,513	77,652
Cash and cash equivalents at the end of the period	$12,465	$136,069	$130,513
Supplemental disclosure of cash flow information
Cash paid for interest	$14,537	$17,455	$23,768
Cash paid for income taxes	46,083	40,656	8,250
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$23,228	$16,196	$13,993
Property acquired through capital and financing lease obligations	4,332	10,125	34,140

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, baked goods, dairy products, frozen foods, beer and wine, natural body care and household items catering to consumers’ growing interest in health and wellness. As of January 1, 2017, the Company operated 253 stores in 13 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material intercompany accounts and transactions have been eliminated in consolidation.

The Company has one reportable and one operating segment, healthy grocery stores.

The Company categorizes its products as perishable and non-perishable. Perishable product categories include produce, meat and seafood, deli and baked goods. Non-perishable product categories include packaged groceries, vitamins and supplements, bulk foods, dairy products, frozen foods, beer and wine, and natural body care and household items.

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2016	2015	2014
Perishables	50.4%	50.8%	50.8%
Non-Perishables	49.6%	49.2%	49.2%

All dollar amounts are in thousands, unless otherwise indicated.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2016 ended on January 1, 2017 and included 52-weeks. Fiscal year 2015 ended on January 3, 2016 and included 53-weeks, while fiscal year 2014 ended on December 28, 2014 and included 52-weeks. Fiscal years 2016, 2015, and 2014 are referred to as 2016, 2015, and 2014.

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include, but are not limited to: inventory valuations, lease assumptions, sublease assumptions for closed stores, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. All credit and debit card transactions are also classified as cash and cash equivalents. The amounts due from banks for these transactions at each reporting date were as follows:

	As Of
	January 1, 2017	January 3, 2016
Due from banks for debit and credit card transactions	$43,015	$51,309

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

The Company’s non-perishable inventory is valued at the lower of cost or market using weighted averaging, the use of which approximates the FIFO method.

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 1, 2017 and January 3, 2016.

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

The following table includes the estimated useful lives of certain of our asset classes:

Software	3 years
Computer hardware	5 years
Furniture, fixtures and equipment	7 years
Leasehold improvements	up to 15 years
Buildings	40 years

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

A reconciliation of the ARO liability is as follows:

	As Of
	January 1, 2017	January 3, 2016
Beginning balance	$3,214	$2,952
Additions for new facilities	233	245
Accretion expense	201	169
Adjustments	(21)	(152)
Ending balance	$3,627	$3,214

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in its current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments and estimates of other occupancy costs after the cease use date, less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known considering timing of new information regarding the market, subleases or other lease updates. Adjustments in the closed store reserves are recorded in “store closure and exit costs” in the accompanying consolidated statements of operations.

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

The Company has determined its business consists of a single reporting unit, healthy grocery stores. When applying the quantitative test, the Company determines the fair value of its reporting unit using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.

The Company completed its goodwill and indefinite-lived intangible asset impairment evaluations as of the first day of the fourth quarter and concluded during 2016, 2015 and 2014 there was no impairment. The Company also concluded that events and circumstances continued to support classifying its indefinite-lived intangible assets as such. See Note 7, “Intangible Assets” and Note 8, “Goodwill” for further discussion.

The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and is amortized on a straight line basis over an estimated useful life of 10 years from the date of its acquisition by the Company. Favorable and unfavorable leasehold interests are amortized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results of the store or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during 2016, 2015 and 2014.

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

For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year. The Company expensed $1.8 million, $1.8 million and $1.6 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively, for contingent rent.

Financing Lease Obligations

The Company has recorded financing lease obligations for 43 and 38 store building leases at January 1, 2017 and January 3, 2016, respectively. In each case, the Company was deemed to be the owner during the construction period under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the property at the end of the construction period, which include either an affiliate guaranty or contingent collateral. As a result, in accordance with applicable accounting guidance, buildings and related assets subject to the leases are reflected on the Company’s balance sheets and depreciated over their remaining useful lives. The present value of the lease payments associated with these buildings is recorded as financing lease obligations.

At January 1, 2017, the Company also recorded current financing lease obligations and related construction in progress for two stores under the lease accounting guidance noted above. The Company, however, expects that there will be no continuing involvement provisions in effect at the end of the construction period and therefore will be able to remove the asset and the corresponding financing lease obligations at the end of the construction periods for the stores during 2017.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of January 1, 2017 and January 3, 2016. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes equity-based compensation cost as expense over the vesting period. As equity-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures and trued up for actual forfeitures. The Company’s forfeiture rate is estimated based on an analysis of our actual forfeitures of grants made under our 2011 Option Plan and 2013 Incentive Plan (each as defined in Note 22, “Equity-Based Compensation”). The actual forfeiture rate could differ from these estimates. The

Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. See Note 22, “Equity-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of equity-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of operations. The grant date fair value of restricted stock units (“RSUs”), performance share awards (“PSAs”), and restricted stock awards (“RSAs”) is based on the closing price per share of the Company’s stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

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

Cost of Sales, Buying and Occupancy

Cost of sales, buying and occupancy includes the cost of inventory sold during the period, including the direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. Occupancy costs include store rental, property taxes, utilities, common area maintenance, amortization of favorable or unfavorable leasehold interests and property insurance. The Company recognizes vendor allowances and merchandise volume related rebate allowances as a reduction of inventories during the period when earned and reflects the allowances as a component of cost of sales, buying and occupancy as the inventory is sold.

Our largest supplier accounted for approximately 33%, 31% and 31% of total purchases during 2016, 2015, and 2014, respectively.

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

The Company charges third-parties to place advertisements in the Company’s in-store guide and circulars. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $37.0 million, $32.0 million and $26.1 million for 2016, 2015 and 2014, respectively.

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

No loss on extinguishment of debt was recorded during 2016. In 2015, the Company recorded a loss on extinguishment of debt totaling $5.5 million related to the April 2015 Refinancing as defined in Note 12.

In 2014, the Company made a voluntary principal payment of $50.0 million and wrote-off $1.1 million of deferred financing costs and original issue discount related to that portion of the term loan component of its Former Credit Facility, as defined in Note 12.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation.  Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. This guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance and does not expect this ASU to materially impact the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance was effective for the Company for its fiscal year 2016. Adoption of this guidance took place prospectively in 2016, and the adoption did not have a material effect on the Company’s consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance was effective for the Company for its fiscal year 2016. The new guidance has been applied retrospectively to each prior period presented, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This guidance was effective for the Company for its fiscal year 2016. The Company adopted this ASU prospectively, and the adoption did not have a material effect on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. This guidance will be effective for the Company for its fiscal year 2017. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30).” ASU No. 2015-15 provides additional guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Early adoption is permitted. This guidance was effective for the Company for its fiscal year 2016. Adoption of this guidance took place prospectively in 2016, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting For Measurement Period Adjustments.” ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance was effective for the Company for its fiscal year 2016. The Company adopted this guidance prospectively in 2016, and the adoption did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842).” ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than twelve months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance also requires certain additional quantitative and qualitative disclosures. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted. The adoption of this ASU is expected to result in a material increase to the Company’s consolidated balance sheets for right-of-use assets and lease liabilities. The Company is currently evaluating the potential impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of breakage for certain prepaid stored-value products.” ASU No. 2016-04 provides a narrow scope exception to the guidance in Subtopic 405-20 to require that stored-value breakage be accounted for consistently with the breakage guidance in Topic 606. The amendments in this update contain specific guidance for derecognition of prepaid stored-value product liabilities, thereby eliminating the current and potential future diversity. This guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017, with early adoption permitted. The adoption of the guidance is expected to result in a material change to the Company’s consolidated financial statements as the tax impact of option exercises previously recorded to additional paid in capital will be reflected in the provision for income taxes.

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

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	January 1, 2017	January 3, 2016
Vendor	$14,107	$11,649
Landlord receivable	2,583	4,143
Insurance receivable	3,535	770
Other	5,003	3,862
Total	$25,228	$20,424

The Company had recorded allowances for certain vendor receivables of $0.1 million at both January 1, 2017 and January 3, 2016.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	January 1, 2017	January 3, 2016
Prepaid expenses	$19,259	$16,974
Income tax receivable	2,148	5,852
Other current assets	462	462
Total	$21,869	$23,288

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	January 1, 2017	January 3, 2016
Buildings	$130,821	$115,925
Furniture, fixtures and equipment	400,724	317,015
Leasehold improvements	321,730	260,039
Construction in progress	49,263	38,627
Total property and equipment	902,538	731,606
Accumulated depreciation and amortization	(297,878)	(237,539)
Property and equipment, net	$604,660	$494,067

A summary of leased property and equipment under capital and financing lease obligations is as follows:

	As Of
	January 1, 2017	January 3, 2016
Capital Leases—Buildings
Gross asset balance	$11,338	$11,338
Accumulated depreciation	(3,133)	(2,249)
Net	$8,205	$9,089
Financing Leases
Gross asset balance	135,946	117,197
Accumulated depreciation	(14,681)	(11,819)
Net	$121,265	$105,378

Depreciation expense was $80.2 million, $69.1 million and $60.5 million for 2016, 2015 and 2014, respectively. Depreciation expense is primarily reflected in direct store expenses on the consolidated statements of operations.

7. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at December 28, 2014	Additions (1)	Other	Balance at January 3, 2016
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	—	2,023
Finite-lived trade names	1,800	—	—	1,800
Leasehold interests	12,574	5,726	—	18,300
Total intangible assets	$199,334	$5,726	$—	$205,060
Accumulated Amortization
Finite-lived trade names	$(465)	$(180)	$—	$(645)
Leasehold interests	(4,693)	(1,121)	—	(5,814)
Total accumulated amortization	$(5,158)	$(1,301)	$—	$(6,459)

	Balance at January 3, 2016	Additions (2)	Other	Balance at January 1, 2017
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	—	2,023
Finite-lived trade names	1,800	—	—	1,800
Leasehold interests	18,300	473	—	18,773
Total intangible assets	$205,060	$473	$—	$205,533
Accumulated Amortization
Finite-lived trade names	$(645)	$(180)	$—	$(825)
Leasehold interests	(5,814)	(1,286)	—	(7,100)
Total accumulated amortization	$(6,459)	$(1,466)	$—	$(7,925)

(1)	Additions during 2015 represent the amount paid for four leases acquired.
(2)	Additions during 2016 represent leasehold interests as a result of adjustments to the leases acquired in 2015 and a lease acquired in 2016.

Amortization expense was $1.5 million, $1.3 million and $1.3 million for 2016, 2015 and 2014, respectively. Future amortization associated with the net carrying amount of finite-lived intangible assets is as follows:

2017	1,402
2018	1,402
2019	1,386
2020	1,375
2021	1,339
Thereafter	5,744
Total amortization	$12,648

The remaining weighted-average amortization period of leasehold interests acquired total 10.8 years. The remaining amortization period of the finite-lived trade name is 5.4 years.

8. Goodwill

The balance of our goodwill was $368.1 million as of January 1, 2017, January 3, 2016 and December 28, 2014. As of January 1, 2017, January 3, 2016 and December 28, 2014, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisition of Sunflower Farmers Market stores and Henry’s Farmers Market stores.

9. Other Assets

A summary of other assets is as follows:

	As Of
	January 1, 2017	January 3, 2016
Insurance deposits	$—	$15,319
Other	5,521	3,684
Total	$5,521	$19,003

As of January 1, 2017, the Company received a return of cash collateral deposits related to insurance policies. In place of the deposits, the Company has issued letters of credit.

10. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	January 1, 2017	January 3, 2016
Accrued payroll	$12,972	$10,988
Bonuses	8,168	9,728
Vacation	10,633	8,916
Other	1,086	1,085
Total	$32,859	$30,717

11. Other Accrued Liabilities

A summary of other accrued liabilities is as follows:

	As Of
	January 1, 2017	January 3, 2016
Workers’ compensation / general liability reserves	$12,406	$11,295
Gift cards	12,264	10,616
Sales and use tax liabilities	8,752	7,038
Medical insurance claim reserves	6,754	6,064
Unamortized lease incentives	6,233	5,190
Accrued occupancy related (CAM, property taxes, etc.)	5,851	4,689
Other	4,116	5,361
Total	$56,376	$50,253

12. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	January 1, 2017	January 3, 2016
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$255,000	$160,000
Total debt			255,000	160,000
Long-term debt			$255,000	$160,000

Senior Secured Revolving Credit Facility

April 2015 Refinancing

On April 17, 2015, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, entered into a credit agreement (the “Credit Agreement”) to replace the Former Credit Facility (as defined below). The Credit Agreement provides for a revolving credit facility with an initial aggregate commitment of $450.0 million (the “Credit Facility”), which may be increased from time to time pursuant to an expansion feature set forth in the Credit Agreement.

Concurrently with the closing of the Credit Agreement, the Company borrowed $260.0 million to pay off its existing $257.8 million former term loan (the “April 2015 Refinancing”), to terminate all commitments under its existing senior secured credit facility, dated April 23, 2013 (the “Former Credit Facility”) and to pay transaction costs related to the April 2015 Refinancing. Such repayment resulted in a $5.5 million loss on extinguishment of debt due to the write-off of deferred financing costs and original issue discount. No amounts were outstanding under the $60.0 million secured revolving credit facility component of the Former Credit Facility on April 17, 2015. The remaining proceeds of loans made under the Credit Facility were used for general corporate purposes.

The Company capitalized debt issuance costs of $2.3 million related to the Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Facility.

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $24.8 million have been issued as of January 1, 2017, primarily to support the Company’s insurance programs.

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

Following the closing of the Credit Facility and the initial borrowing of $260.0 million in 2015, the Company made a total of $100.0 million of principal payments on the Credit Facility. During 2016, the Company borrowed an additional $105.0 million to be used in connection with the Company’s $250.0 million share repurchase program (see Note 20) and made a total of $10.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $255.0 million at January 1, 2017.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of January 1, 2017 and January 3, 2016.

13. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	January 1, 2017	January 3, 2016
Unamortized lease incentives	$54,176	$47,005
Deferred rent	24,581	19,686
Workers’ compensation / general liability reserves	22,399	15,489
Unfavorable lease liability	8,954	10,178
ARO liability	3,627	3,214
Closed store reserves	767	1,123
Other	1,696	755
Total	$116,200	$97,450

Unfavorable leasehold interests of $16.7 million were recognized in connection with previous business combinations in 2011 and 2012 and are being amortized on a straight-line basis over the term of the underlying leases.

14. Self-Insurance Programs

General Liability and Workers’ Compensation

The Company carries insurance policies for general liability and workers’ compensation to minimize the risk of loss due to accident, injury and commercial liability claims resulting from its operations, and to comply with certain legal and contractual requirements.

The Company retains certain levels of exposure in its self-insurance programs and purchases coverage from third-party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported (“IBNR”). IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions. The Company had recorded a $5.8 million and a $0.8 million receivable from its insurance carrier for payments expected to be made in excess of self-insured retentions at January 1, 2017 and January 3, 2016, respectively. The Company expects to receive payment of $3.5 million of the 2016 receivable during 2017. See Note 11, “Other Accrued Liabilities,” and Note 13, “Other Long-Term Liabilities” for amounts recorded for general liability and workers’ compensation liabilities.

Medical

The Company is self-insured for medical claims up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of IBNR claims. IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions. The Company had recorded a $0.3 million and $0.6 million receivable from its medical insurance carrier for payments expected to be made in excess of stop-loss limits at January 1, 2017 and January 3, 2016, respectively. The Company expects to receive payment for the 2016 receivable during 2017.

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

Total expense recorded for the matching under the Plan:

Year Ended
January 1, 2017	January 3, 2016	December 28, 2014
$3,354	$2,656	$1,980

16. Closed Store Reserves

A summary of closed store reserve activity is as follows:

	As Of
	January 1, 2017	January 3, 2016
Beginning balance	$2,017	$1,785
Additions	—	1,144
Usage	(998)	(1,332)
Adjustments	64	420
Ending balance	$1,083	$2,017

Usage during 2016 primarily related to lease payments made during the period for closed stores. Additions made during 2015 include remaining lease payments for the corporate support office relocation, and usage during 2015 primarily related to lease payments made during the period for closed stores.

17. Income Taxes

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
U.S. Federal—current	$(44,588)	$(51,322)	$(41,217)
U.S. Federal—deferred	(19,293)	(15,155)	(17,007)
U.S. Federal—total	(63,881)	(66,477)	(58,224)
State—current	(9,036)	(9,619)	(7,815)
State—deferred	(1,369)	(906)	(375)
State—total	(10,405)	(10,525)	(8,190)
Total provision	$(74,286)	$(77,002)	$(66,414)

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Federal statutory rate	35.00%	35.00%	35.00%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	3.73	3.82	3.78
Other, net	(1.32)	(1.44)	(0.63)
Effective tax rate	37.41%	37.38%	38.15%

The effective income tax rate increased to 37.41% in 2016 from 37.38% in 2015 as a result of a slight decrease in tax credits and enhanced charitable food contribution deductions for 2016. The effective income tax rate decreased to 37.38% in 2015 from 38.15% in 2014 as a result of increased tax credits and enhanced charitable food contribution deductions for 2015.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The Company uses the tax law ordering approach of intraperiod allocation to allocate the benefit of windfall tax benefits based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. The income tax benefits resulting from stock awards that were credited to stockholders’ equity were $3.7 million, $20.0 million and $47.3 million in 2016, 2015 and 2014. The income tax benefit for 2015 included $0.1 million of income tax benefits related to stock award activity in 2013. The income tax benefit for 2014 included $1.4 million of income tax benefits related to stock award activity in 2013. The excess tax benefits are not credited to stockholders’ equity until the deduction reduces income taxes payable.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	January 1, 2017	January 3, 2016
Deferred tax assets
Employee benefits	$26,650	$20,298
Tax credits	408	409
Lease related	84,744	80,172
Other accrued liabilities	9,986	8,070
Charitable contribution carryforward	15,928	14,574
Inventories and other	2,087	1,202
Total gross deferred tax assets	139,803	124,725
Deferred tax liabilities
Depreciation and amortization	(137,230)	(111,402)
Intangible assets	(21,021)	(11,377)
Other	(815)	(546)
Total gross deferred tax liabilities	(159,066)	(123,325)
Net deferred tax (liability) / asset	$(19,263)	$1,400

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of January 1, 2017 and January 3, 2016.

At December 28, 2014, the Company had approximately $4.4 million of federal net operating loss carryforwards that were fully utilized in 2015. The Company had net operating loss carryforwards for state income tax purposes of $4.2 million as of December 28, 2014 that were fully utilized in 2015. The Company had alternative minimum tax credits of $0.9 million as of December 28, 2014 that were fully utilized in 2015. The Company had general business credits of $1.5 million as of December 28, 2014 that were fully utilized in 2015. The Company has state income tax credits of $0.4 million which are available to offset future state income taxes. These credits have no expiration date.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	January 1, 2017	January 3, 2016	December 28, 2014
Beginning balance	$737	$626	$410
Additions based on tax positions related to the current year	104	114	216
Reductions for tax positions for prior years	(22)	(3)	—
Ending balance	$819	$737	$626

At January 1, 2017 and January 3, 2016, the Company had unrecognized tax benefits of $0.8 million and $0.7 million (tax effected) that would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates an increase in the total amount of unrecognized tax benefits during the next twelve months related to depreciation for transaction cost allocation in the amount of $0.1 million.

The Company files income tax returns with federal and state tax authorities within the United States. The statute of limitations for income tax examinations remains open for federal tax returns for tax years 2013 through 2015 and state tax returns for the tax years 2012 through 2015.

The Company early adopted the guidance under ASU No. 2015-17 during 2015. The guidance requires that deferred tax assets and deferred tax liabilities be classified as noncurrent on the consolidated balance sheets.  The Company elected the prospective method of adoption, and therefore did not reclassify deferred tax balances for prior years.

18. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During 2016, 2015 and 2014, purchases from this company were $9.8 million, $9.7 million and $8.3 million, respectively. As of January 1, 2017, January 3, 2016 and December 28, 2014, the Company had no receivable recorded from this vendor. As of January 1, 2017, January 3, 2016 and December 28, 2014, the Company had recorded accounts payable due to this vendor of $0.7 million, $0.7 million and $0.5 million, respectively.

On November 3, 2015, the Company entered into an agreement to purchase an airplane from this board member for $7.5 million.  The transaction closed on December 17, 2015.

Apollo Global Securities, LLC, an affiliate of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) was an underwriter of our secondary stock offerings that closed on August 18, 2014 and April 2, 2014 and received fees of approximately $0.9 million and $1.3 million, respectively. Certain funds and co-investment vehicles managed by Apollo were significant stockholders of the Company at such times.

The Company’s former Executive Chairman of the Board has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During 2016, 2015 and 2014, purchases from this supplier and its predecessors were $7.9 million, $6.5 million and $5.9 million, respectively. As of January 1, 2017, January 3, 2016 and December 28, 2014, the Company had no receivable recorded from this vendor. As of January 1, 2017, January 3, 2016 and December 28, 2014, the Company had recorded accounts payable due to the supplier of $0.3 million, $0.4 million and $0.7 million, respectively. This Executive Chairman of the Board retired from our Board effective February 20, 2017.

19. Commitments and Contingencies

Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases had an average remaining lease term of approximately nine years as of January 1, 2017.

Rent expense charged to operations under operating leases in 2016, 2015 and 2014 totaled $104.8 million, $88.1 million and $72.9 million, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at January 1, 2017 are as follows:

2017	$126,899
2018	137,105
2019	134,383
2020	131,279
2021	127,009
Thereafter	793,815
Total payments	$1,450,490

The Company has subtenant agreements under which it will receive rent as follows:

2017	$1,436
2018	1,230
2019	911
2020	864
2021	682
Thereafter	1,620
Total subtenant rent	$6,743

Capital and Financing Lease Commitments

The Company is committed under certain capital and financing leases for rental of buildings and equipment. These leases expire or become subject to renewal clauses at various dates from 2017 to 2032.

As of January 1, 2017, future minimum lease payments required by all capital and financing leases during the initial lease term are as follows:

Fiscal Year	Capital Leases	Financing Leases
2017	$1,451	$14,167
2018	1,451	14,447
2019	1,294	13,982
2020	1,194	13,990
2021	1,194	13,241
Thereafter	7,710	50,457
Total	14,294	120,284
Plus balloon payment (financing leases)	—	86,397
Less amount representing interest	(4,473)	(93,892)
Net present value of capital and financing lease obligations	9,821	112,789
Less current portion	(771)	(4,321)
Total long-term	$9,050	$108,468

The table above does not include $7.2 million of current financing lease obligations expected to pass sale-leaseback accounting during 2017. The final payment under the financing lease obligations is a noncash payment which represents the conveyance of the property to the buyer-lessor at the end of the lease term, described as balloon payment in the table above.

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

In addition to our lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of January 1, 2017, such future purchase commitments consisted of $86.0 million.

Commitments related to the Company’s business operations cover varying periods of time and are not individually significant. These commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial conditions.

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

20. Capital Stock

Common stock

As of January 1, 2017, 140,256,313 shares of the Company’s common stock were issued and outstanding, including 254,071 restricted shares, after the repurchase and retirement of 13,242,483 shares during 2016 and the repurchase and retirement of 1,068,279 shares during 2015, as described below. As of January 1, 2017, 6,299,069 shares of common stock are reserved for issuance under the 2013 Incentive Plan (see Note 22, “Equity-Based Compensation”). The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2016, 2015, and 2014.

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014 (1)
Options exercised	565,568	1,773,518	4,216,774
(1)

The total options exercised in 2014 includes a total of 2,340,639 options exercised in connection with the sale of the underlying shares of common stock in our April and August 2014 secondary stock offerings.

Share Repurchases

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a new $250 million share repurchase program for its common stock. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of January 1, 2017.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
		(in thousands)
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	250,000	170,000	80,000

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Credit Facility to assist with the repurchase program authorized on September 6, 2016 (see Note 12).

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows:

	Year Ended
	January 1, 2017	January 3, 2016
Number of common shares acquired	13,242,483	1,068,279
Average price per common share acquired	$22.22	$24.09
Total cost of common shares acquired (in thousands)	$294,265	$25,735

Shares purchased under the Company’s repurchase programs were subsequently retired.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Basic net income per share:
Net income	$124,306	$128,991	$107,692
Weighted average shares outstanding	147,311	153,099	149,751
Basic net income per share	$0.84	$0.84	$0.72
Diluted net income per share:
Net income	$124,306	$128,991	$107,692
Weighted average shares outstanding	147,311	153,099	149,751
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,232	2,737	4,570
Restricted Stock Units	58	37	7
Restricted Stock Awards	17	—	—
Performance Share Awards	35	4	—
Weighted average shares and equivalent shares outstanding	149,653	155,877	154,328
Diluted net income per share	$0.83	$0.83	$0.70

The computation of diluted earnings per share for 2016 does not include 1,762,903 options, 14,404 RSUs, and 92,942 PSAs as those awards were antidilutive. The computation of diluted earnings per share for 2015 does not include 514,377 options as those options were antidilutive. The computation of diluted earnings per share for 2014 does not include 546,567 options as those options were antidilutive.

22. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the 2011 Option Plan (as defined below) (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members.

The Company granted to certain officers and team members the following awards during 2014, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 4, 2014	Options	320,041	$39.01	$10.66
	RSUs	108,980	—	$39.01
May 19, 2014	Options	37,047	$28.50	$8.07
	RSUs	2,174	—	$28.50

The options vest ratably over a period of 12 quarters (three years) and the RSUs vest either one-third each year for three years or one-half each year for two years. The options expire seven years from grant date.

The Company granted to certain officers and team members the following awards during 2015, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 11, 2015	Options	277,833	$34.33	$9.42
	RSUs	87,394	—	$34.33
	PSAs	71,753	—	$34.33
May 21, 2015	Options	14,492	$30.30	$8.28
	RSUs	3,896	—	$30.30
August 11, 2015	Options	2,138,899	$20.98	$5.79
	RSUs	5,660	—	$20.98
November 10, 2015	Options	4,431	$23.26	$6.77
.	RSUs	1,370	—	$23.26

The options vest ratably over a period of 12 quarters (three years), and the RSUs vest either one-third each year for three years or one-half each year for two years.  The options expire seven years from grant date. The PSAs are described below.

The Company granted to certain officers and team members the following awards during 2016, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 4, 2016	Options	318,156	$28.21	$8.59
	RSUs	213,767	—	$28.21
	PSAs	92,942	—	$28.21
April 11, 2016	Options	4,627	$27.69	$8.32
	RSUs	1,335	—	$27.69
May 9, 2016	RSUs	14,404	—	$26.65
May 23, 2016	Options	419,935	$24.48	$6.54
	RSAs	217,852	—	$24.48
August 18, 2016	RSUs	7,499	—	$22.44

The options vest ratably one-third each year for three years and the RSUs vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of its board of directors cliff vest in one year. The options expire seven years from grant date. The PSAs and RSAs are described below.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of January 1, 2017, 6,299,069 shares of common stock are reserved for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan.

Stock Options

In the event of a change in control as defined in the award agreements issued under the 2013 Incentive Plan and in the 2011 Option Plan, all options and awards issued prior to 2015 become immediately vested and exercisable. For grants issued in and subsequent to 2015, the options and awards only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the grants are not continued or assumed by the acquirer on a substantially equivalent basis.  If the options and awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such options or awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable team member award agreement.

Shares issued for option exercises are newly issued shares.

The estimated fair values of options granted during 2016, 2015 and 2014 range from $5.79 to $10.66, and were calculated using the following assumptions:

	2016	2015	2014
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	33.92% to 34.18%	30.61% to 32.51%	31.19% to 32.19%
Risk free interest rate	1.18% to 1.32%	1.44% to 1.67%	1.20% to 1.33%
Expected term, in years	3.53 to 4.50	4.31	4.31

The grant date weighted average fair value of the 1.2 million options issued but not vested as of January 1, 2017 was $7.02. The grant date weighted average fair value of the 2.1 million options issued but not vested as of January 3, 2016 was $6.32. The grant date weighted average fair value of the 0.9 million options issued but not vested as of December 28, 2014 was $5.42.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Grant date weighted average fair value of options granted	$7.43	$6.22	$10.39
Grant date weighted average fair value of options forfeited	$8.60	$5.36	$6.79

Expected volatility is calculated based upon historical volatility data from a group of comparable companies and the Company over a timeframe consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $12.3 million, $53.4 million, and $161.7 million for 2016, 2015, and 2014, respectively.

The following table summarizes option activity during 2016:

	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2016	6,636,031	$10.55
Granted	742,718	26.10
Forfeited	(55,823)	30.70
Exercised	(565,568)	4.84		$12,258
Outstanding at January 1, 2017	6,757,358	12.57	3.20	$60,589
Exercisable—January 1, 2017	5,552,033	9.88	2.65	$60,589
Vested/Expected to vest—January 1, 2017	6,736,965	$12.53	3.19	$60,589

(1)

Outstanding balance at January 3, 2016 presented above does not coincide with outstanding balance at January 3, 2016 presented in the 2015 10-K filing due to the nullity of certain equity awards granted in connection with the appointments of the Company’s Chief Executive Officer and President & Chief Operating Officer in August 2015 with respect to 733,439 and 33,439 shares, respectively, as discussed further below.

RSUs

In the event of a change in control as defined in the award agreements issued under the 2013 Incentive Plan, all RSUs granted prior to 2015 become immediately vested. RSUs granted in and subsequent to 2015 only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the awards are not continued or assumed by the acquirer on a substantially equivalent basis.  If the awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable team member award agreement.

Shares issued for RSU vesting are newly issued shares.

The estimated fair value of RSUs granted during 2016 and 2015 range from $20.98 to $34.33, and were calculated based on the closing price on the grant date.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2016, 2015, and 2014:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
RSUs awarded	$27.93	$33.25	$38.80

The following table summarizes RSU activity during 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	142,783	$35.26
Awarded	237,005	27.93
Released	(70,522)	36.29
Forfeited	(34,878)	28.93
Outstanding at January 1, 2017	274,388	$29.47

PSAs

PSAs granted in March 2015 were earned based on the Company’s achievement of certain earnings per share performance targets during 2015. Such PSAs vest 50% on the second anniversary of the grant date (2017), and 50% on the third anniversary of the grant date (2018).

PSAs granted in March 2016 are subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The EBIT target for each of the three years during the performance period is based on a percentage increase over the previous year’s actual EBIT, with each annual performance tranche measured independently of the previous and next tranche. Cumulative performance is based on the aggregate annual performance and is measured against a cumulative performance target. Payout of the performance shares will either be 0% or range from 50% to 150% of the target number of shares granted, depending upon goal achievement. If the performance conditions are met, the applicable number of performance shares is subject to cliff vesting on the third anniversary of the grant date (March 2019).

The PSAs only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the awards are not continued or assumed by the acquirer on a substantially equivalent basis.  If the awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable team member award agreement.

Shares issued for PSA vesting are newly issued shares.

The estimated fair value of each performance share granted pursuant to PSAs during 2016 is $28.21, and was calculated based on the closing price on the grant date.

The total grant date fair value of PSAs granted during 2016 was $2.6 million. There were no PSAs released during 2016. The total grant date fair value of performance shares forfeited during 2016 was $0.1 million. The total grant date fair value of the 0.1 million PSAs issued but not released as of January 1, 2017 was $2.6 million. During 2016, the Company’s board of directors determined that the performance targets for the 2016 tranche were not met and 30,981 performance shares were not earned.

The total grant date fair value of PSAs granted during 2015 was $2.5 million. There were no PSAs released during 2015. The total grant date fair value of PSAs forfeited during 2015 was $0.1 million. The total grant date fair value of the 0.1 million PSAs issued but not released as of January 3, 2016 was $2.4 million. Subsequent to January 3, 2016, the Company’s board of directors determined that the performance targets were met and 0.1 million performance shares were earned and remained subject to time-vesting restrictions.

The following table summarizes PSA activity during 2016:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	70,139	34.33
Awarded	92,942	28.21
Released	—	—
Forfeited	(4,145)	34.33
Outstanding at January 1, 2017	158,936	30.75

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. RSAs either vest ratably over a seven quarter period, beginning on December 31, 2016 or cliff vest on June 30, 2018.

The RSAs only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the awards are not continued.  If the awards continue, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable team member award agreement.

Shares issued for RSA vesting are newly issued shares.

The estimated fair values of RSAs granted during 2016 is $24.48 per share of restricted stock, and was calculated based on the closing price on the grant date.

The total grant date fair value of RSAs granted during 2016 was $5.3 million. The total grant date fair value of shares of restricted stock released upon vesting during 2016 was $0.8 million. There were no RSAs forfeited during 2016. The total grant date fair value of the 187,101 shares of restricted stock issued but not released as of January 1, 2017 was $4.6 million.

The following table summarizes RSA activity during 2016:

	Number of RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	—	—
Awarded	217,852	$24.48
Released	(30,751)	24.48
Forfeited	—	—
Outstanding at January 1, 2017	187,101	$24.48

Equity-Based Compensation Expense

Equity-based compensation expense was as follows:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Cost of sales, buying and occupancy	$965	$681	$695
Direct store expenses	1,345	1,103	788
Selling, general and administrative expenses	11,089	6,234	3,872
Total equity-based compensation expense	$13,399	$8,018	$5,355

The Company recognized income tax benefits of $5.2 million, $3.1 million and $2.1 million for 2016, 2015, and 2014, respectively.

As of January 1, 2017, total unrecognized compensation expense related to outstanding equity-based awards was as follows:

As of
January 1, 2017
Options	$7,377
RSUs	4,569
PSAs	548
RSAs	3,764
Total unrecognized compensation expense	$16,258

As of January 1, 2017, the total remaining weighted average recognition period related to outstanding equity-based awards was as follows:

As of
January 1, 2017
Options	1.63
RSUs	1.43
PSAs	1.56
RSAs	1.49

During 2016, 2015 and 2014, the Company received $2.7 million, $6.6 million and $11.1 million in cash proceeds from the exercise of options, respectively.

During 2016, 2015 and 2014, the Company recorded $3.7 million, $20.0 million and $47.3 million of excess tax benefits from the exercise of options, respectively.

Equity Award Restructuring

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

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and 2,601 RSAs, respectively. The Company recognized compensation expense of $1.9 million during the year ended January 1, 2017 related to the options and RSAs granted.

23. Subsequent Events

Subsequent to January 1, 2017, and through February 10, 2017, the Company repurchased an additional 4.1 million shares of common stock for $80.0 million. The Company borrowed an additional $60.0 million under its Credit Facility that was utilized in these repurchases, and made a $10.0 million principal payment, resulting in total outstanding debt under the Credit Facility of $305 million as of February 22, 2017.

On February 20, 2017, the Company’s board of directors authorized a new $250 million share repurchase program for its common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2018, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of January 1, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2017, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 1, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of January 1, 2017.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2017, and is incorporated herein by reference.

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

2.	Financial Statement Schedules: No schedules are required.
3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (2)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (3)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (3)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (4)

10.3.1(a)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.1(b)	2015 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.1(c)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (7)

10.3.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.2(b)	2015 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.3(a)	2015 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.3(b)	2016 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)

10.3.4	Form of Restricted Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (7)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (3)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (3)

10.4.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated April 18, 2011, as amended on August 23, 2012, by and between Sprouts Farmers Market, Inc. and Doug Sanders (4)

10.4.3	Letter Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Doug Sanders (9)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (10)

10.5.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated July 15, 2011, as amended on April 18, 2013, by and between Sprouts Farmers Market, Inc. and Amin Maredia (4)

10.5.3	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Amin N. Maredia (9)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (3)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (11)

10.6.2	Amendment No. 2, dated August 6, 2015, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (9)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (3)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (3)

10.7.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated January 23, 2012, as amended on November 15, 2012, by and between Sprouts Farmers Market, Inc. and Brandon Lombardi (4)

10.8†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (12)

10.9	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (3)

10.10

Credit Agreement, dated as of April 17, 2015, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., BMO Harris Bank, N.A. and BBVA Compass Bank, as co-syndication agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as documentation agent (13)

10.11	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (14)

10.12	Executive Severance and Change in Control Plan (15)

10.13	Aircraft Purchase Agreement, dated November 3, 2015, by and between Sprouts Farmers Markets Holdings, LLC and CJ Leasing Services LLC (15)

10.14	Offer Letter from Sprouts Farmers Market, Inc. to Brad Lukow, dated February 25, 2016 (16)

10.15†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (17)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2015, and incorporated herein by reference.
(10)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015, and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2016, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 23, 2017	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin N. Maredia Amin N. Maredia	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2017

/s/ Bradley S. Lukow Bradley S. Lukow	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 23, 2017

/s/ Kristen E. Blum Kristen E. Blum	Director	February 23, 2017

/s/ Shon A. Boney Shon A. Boney	Director	February 23, 2017

/s/ Terri Funk Graham Terri Funk Graham	Director	February 23, 2017

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	February 23, 2017

/s/ Steven H. Townsend Steven H. Townsend	Director	February 23, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (2)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (3)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (4)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (4)

10.3.1(a)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.1(b)	2015 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.1(c)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (7)

10.3.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.2(b)	2015 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.3(a)	2015 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.3(b)	2016 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)

10.3.4	Form of Restricted Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (7)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (3)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (3)

10.4.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated April 18, 2011, as amended on August 23, 2012, by and between Sprouts Farmers Market, Inc. and Doug Sanders (4)

10.4.3	Letter Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Doug Sanders (9)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (10)

10.5.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated July 15, 2011, as amended on April 18, 2013, by and between Sprouts Farmers Market, Inc. and Amin Maredia (4)

10.5.3	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Amin N. Maredia (10)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (3)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (11)

10.6.2	Amendment No. 2, dated August 6, 2015, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (9)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (3)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (3)

10.7.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated January 23, 2012, as amended on November 15, 2012, by and between Sprouts Farmers Market, Inc. and Brandon Lombardi (4)

10.8†	Amended and Restated Nature’s Best Distribution Agreement, dated as of August 13, 2014 (12)

10.9	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (3)

10.10

Credit Agreement, dated as of April 17, 2015, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., BMO Harris Bank, N.A. and BBVA Compass Bank, as co-syndication agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as documentation agent (13)

10.11	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (14)

10.12	Executive Severance and Change in Control Plan (15)

10.13	Aircraft Purchase Agreement, dated November 3, 2015, by and between Sprouts Farmers Markets Holdings, LLC and CJ Leasing Services LLC (15)

10.14	Offer Letter from Sprouts Farmers Market, Inc. to Brad Lukow, dated February 25, 2016 (16)

10.15†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (17)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.

(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2015, and incorporated herein by reference.
(10)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015, and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2016, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, and incorporated herein by reference.