Form 10-Q
period 2017-04-02
Sprouts Farmers Market, Inc.
filed 2017-05-04
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of May 2, 2017, the registrant had 137,492,285 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2017

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” ”Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,326	$12,465
Accounts receivable, net	24,698	25,228
Inventories	204,267	204,464
Prepaid expenses and other current assets	23,218	21,869
Total current assets	273,509	264,026
Property and equipment, net of accumulated depreciation	653,360	604,660
Intangible assets, net of accumulated amortization	197,257	197,608
Goodwill	368,078	368,078
Other assets	5,435	5,521
Total assets	$1,497,639	$1,439,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,825	$157,550
Accrued salaries and benefits	31,217	32,859
Other accrued liabilities	55,937	56,376
Current portion of capital and financing lease obligations	10,619	12,370
Income tax payable	10,526	—
Total current liabilities	300,124	259,155
Long-term capital and financing lease obligations	119,373	117,366
Long-term debt	285,000	255,000
Other long-term liabilities	121,068	116,200
Deferred income tax liability	28,140	19,263
Total liabilities	853,705	766,984
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 137,261,840 and 140,256,313 shares issued and outstanding, April 2, 2017 and January 1, 2017, respectively	137	140
Additional paid-in capital	602,006	597,269
Retained earnings	41,791	75,500
Total stockholders’ equity	643,934	672,909
Total liabilities and stockholders’ equity	$1,497,639	$1,439,893

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended
	April 2, 2017	April 3, 2016
Net sales	$1,130,645	$993,241
Cost of sales, buying and occupancy	793,359	686,728
Gross profit	337,286	306,513
Direct store expenses	229,149	193,815
Selling, general and administrative expenses	32,168	30,896
Store pre-opening costs	3,458	3,966
Income from operations	72,511	77,836
Interest expense	(4,738)	(3,601)
Other income	95	101
Income before income taxes	67,868	74,336
Income tax provision	(21,581)	(28,129)
Net income	$46,287	$46,207
Net income per share:
Basic	$0.34	$0.31
Diluted	$0.33	$0.30
Weighted average shares outstanding:
Basic	137,069	150,723
Diluted	140,147	153,144

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992
Net income	—	—	—	124,306	124,306
Issuance of shares under stock plans	666,841	—	2,740	—	2,740
Repurchase and retirement of common stock	(13,242,483)	(13)	—	(294,252)	(294,265)
Excess tax benefit for exercise of options	—	—	3,737	—	3,737
Equity-based compensation	—	—	13,399	—	13,399
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$672,909
Net income	—	—	—	46,287	46,287
Issuance of shares under stock plans	893,395	1	2,291	—	2,292
Repurchase and retirement of common stock	(4,099,936)	(4)	—	(79,996)	(80,000)
Equity-based compensation	—	—	2,446	—	2,446
Balances at April 2, 2017	136,795,701	$137	$602,006	$41,791	$643,934

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities
Net income	$46,287	$46,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,622	18,832
Accretion of asset retirement obligation and closed store reserve	19	80
Amortization of financing fees and debt issuance costs	116	116
(Gain) / Loss on disposal of property and equipment	45	(117)
Equity-based compensation	2,446	2,656
Deferred income taxes	8,878	7,410
Changes in operating assets and liabilities:
Accounts receivable	213	5,638
Inventories	196	(7,119)
Prepaid expenses and other current assets	(1,350)	4,547
Other assets	(27)	(4,876)
Accounts payable	21,466	15,578
Accrued salaries and benefits	(1,642)	(5,068)
Other accrued liabilities and income taxes payable	10,081	5,105
Other long-term liabilities	5,187	8,958
Cash flows from operating activities	114,537	97,947
Cash flows from investing activities
Purchases of property and equipment	(57,205)	(34,000)
Proceeds from sale of property and equipment	30	662
Purchase of leasehold interests	—	(138)
Cash flows used in investing activities	(57,175)	(33,476)
Cash flows from financing activities
Proceeds from revolving credit facility	60,000	—
Payments on revolving credit facility	(30,000)	—
Payments on capital and financing lease obligations	(1,093)	(1,078)
Cash from landlords related to financing lease obligations	300	—
Repurchase of common stock	(80,000)	(59,308)
Proceeds from exercise of stock options	2,292	1,933
Excess tax benefit for exercise of stock options	—	3,563
Cash flows used in financing activities	(48,501)	(54,890)
Increase in cash and cash equivalents	8,861	9,581
Cash and cash equivalents at beginning of the period	12,465	136,069
Cash and cash equivalents at the end of the period	$21,326	$145,650

Supplemental disclosure of cash flow information
Cash paid for interest	$4,435	$3,716
Cash refunded for income taxes	(48)	—

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$36,038	$23,137
Property acquired through capital and financing lease obligations	3,167	1,744

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, beer and wine, natural body care and household items catering to consumers’ growing interest in health and wellness. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2017 (“fiscal year 2016”) included in the Company’s Annual Report on Form 10-K, filed on February 23, 2017.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending December 31, 2017 (“fiscal year 2017”) is a 52-week year, and fiscal year 2016 was a 52-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

Certain reclassifications of amounts reported in prior periods have been made to conform with the current period presentation.

The Company has one reportable and one operating segment, healthy grocery stores.

All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for the Company for its fiscal year 2017. Adoption of the guidance took place prospectively during the thirteen weeks ended April 2, 2017, and the adoption did not have a material effect on the Company’s consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017. As a result of the adoption, the Company recognized excess tax benefits related to the exercise of options in its income tax provision during the thirteen weeks ended April 2, 2017 (see Note 11). Prior to the adoption, these items were recorded in Additional Paid-in Capital. The Company has elected to prospectively apply the amendments related to classifying cash flows related to excess tax benefits as an operating activity. During the thirteen weeks ended April 2, 2017, excess tax benefits were classified as an operating activity on the consolidated statement of cash flows, along with other income tax cash flows. The Company has made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in no cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842).” ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than twelve months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance also requires certain additional quantitative and qualitative disclosures. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted, and the Company is currently evaluating the potential impact of this guidance. The adoption of this ASU is expected to result in a material increase to the Company’s consolidated balance sheets for right-of-use assets and lease liabilities.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update provides clarifications on the cash flow classification for eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this update eliminate the second step of the goodwill impairment test and provide that an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance will be effective for the Company for its fiscal year 2020, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

No other new accounting pronouncements issued or effective during the thirteen weeks ended April 2, 2017 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, indefinite-lived intangible assets and long-lived assets, and in the valuation of store closure and exit costs.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Credit Facility (as defined in Note 4, “Long-Term Debt”), the fair value of the long-term debt approximates carrying value as of April 2, 2017 and January 1, 2017. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

4. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	April 2, 2017	January 1, 2017
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$285,000	$255,000
Total debt			285,000	255,000
Long-term debt			$285,000	$255,000

Senior Secured Revolving Credit Facility

On April 17, 2015, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, entered into a credit agreement that provides for a revolving credit facility with an initial aggregate commitment of $450.0 million (the “Credit Facility”), which may be increased from time to time pursuant to an expansion set forth in the Credit Facility. The Credit Facility replaced the Company’s existing senior secured credit facility, dated April 23, 2013 (the “Former Credit Facility).

The Company capitalized debt issuance costs of $2.3 million related to the Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Facility.

The Credit Facility also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Facility reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $24.8 million have been issued as of April 2, 2017, primarily to support the Company’s insurance programs.

Guarantees

Obligations under the Credit Facility are guaranteed by the Company and all of its current and future wholly-owned material domestic subsidiaries, and are secured by first-priority security interests in substantially all of the assets of the Company and its subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.

Interest and Fees

Loans under the Credit Facility bear interest, at the Company’s option, either at adjusted LIBOR plus 1.50% per annum, or a base rate plus 0.25% per annum. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total gross leverage ratio, as defined in the Credit Facility. Under the terms of the Credit Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Credit Facility commitments equal to 0.20% per annum.

Outstanding letters of credit under the Credit Facility are subject to a participation fee of 1.50% per annum and an issuance fee of 0.125% per annum.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Payments and Borrowings

The Credit Facility is scheduled to mature, and the commitments thereunder will terminate on April 17, 2020, subject to extensions as set forth in the Credit Facility.

The Company may repay loans and reduce commitments under the Credit Facility at any time in agreed-upon minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

During fiscal year 2016, the Company borrowed $105.0 million to be used in connection with the Company’s $250.0 million share repurchase program (see Note 9) and made a total of $10.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $255.0 million at January 1, 2017. During the thirteen weeks ended April 2, 2017, the Company borrowed an additional $60.0 million and made a total of $30.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $285.0 million as of April 2, 2017.

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

In addition, the Credit Facility requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.00 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter.

The Company was in compliance with all applicable covenants under the Credit Facility as of April 2, 2017.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Closed Store Reserves

The following is a summary of closed store reserve activity during the thirteen weeks ended April 2, 2017 and fiscal year 2016:

	Thirteen Weeks Ended	Fiscal Year Ended
	April 2, 2017	January 1, 2017
Beginning balance	$1,083	$2,017
Additions	—	—
Usage	(133)	(998)
Adjustments	125	64
Ending balance	$1,075	$1,083

Usage during fiscal year 2016 relates to lease payments made during the period for closed stores.

6. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended April 2, 2017 and April 3, 2016 was 31.8% and 37.8%, respectively. The decrease in the effective tax rate is primarily related to recognition of excess tax benefits related to the exercise of stock options in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from stock awards were $3.8 million for the thirteen weeks ended April 2, 2017. The income tax benefits resulting from stock awards for the thirteen weeks ended April 3, 2016 were $3.6 million and recorded in Additional Paid-in Capital.

7. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen weeks ended April 2, 2017 and April 3, 2016, purchases from this supplier were $2.9 million and $2.5 million, respectively. As of April 2, 2017, and April 3, 2016, the Company had recorded accounts payable due to this vendor of $0.9 million and $0.8 million, respectively.

The Company’s former Executive Chairman of the Board has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During the thirteen weeks ended April 2, 2017 and April 3, 2016, purchases from this supplier and its predecessors were $1.5 million and $1.3 million, respectively. As of April 2, 2017 and April 3, 2016, the Company had recorded accounts payable due to the supplier of $0.3 million and $0.2 million, respectively.

8. Commitments and Contingencies

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, the Company removed the action to federal court in the District of Arizona. On March 24, 2017, the federal court in the District of Arizona remanded the case to state court. On April 21, 2017, the Company filed a Notice of Appeal of the federal court decision to remand the case. The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

9. Stockholders’ Equity

Share Repurchases

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a $250 million share repurchase program for its common stock, which was completed during the thirteen weeks ended April 2, 2017. On February 20, 2017, the Company’s board of directors authorized a new $250 million share repurchase program for its common stock. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of April 2, 2017.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$—	$250,000

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Credit Facility to assist with the repurchase program authorized on September 6, 2016 (see Note 4).

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows:

	Thirteen Weeks Ended
	April 2, 2017	April 3, 2016
Number of common shares acquired	4,099,936	2,431,721
Average price per common share acquired	$19.51	$24.39
Total cost of common shares acquired	$80,000	$59,308

Shares purchased under the Company’s repurchase programs were subsequently retired.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Net Income Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 2, 2017	April 3, 2016
Basic net income per share:
Net income	$46,287	$46,207
Weighted average shares outstanding	137,069	150,723
Basic net income per share	$0.34	$0.31
Diluted net income per share:
Net income	$46,287	$46,207
Weighted average shares outstanding - basic	137,069	150,723
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,962	2,350
RSUs	62	49
RSAs	19	—
PSAs	35	22
Weighted average shares and equivalent shares outstanding	140,147	153,144
Diluted net income per share	$0.33	$0.30

For the thirteen weeks ended April 2, 2017, the computation of diluted net income per share does not include 2.6 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the thirteen weeks ended April 3, 2016, the computation of diluted net income per share does not include 0.9 million options, 0.2 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

11. Equity-Based Compensation

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

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of April 2, 2017, there were 4,041,123 stock awards outstanding and 5,642,235 shares remaining available for issuance under the 2013 Incentive Plan.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of April 2, 2017, there were 3,100,099 options outstanding under the 2011 Option Plan.

Awards Granted

During the thirteen weeks ended April 2, 2017, the Company granted the following stock-based compensation awards:

Grant Date	RSUs	PSAs	RSAs
March 3, 2017	323,687	148,944	288,746
March 27, 2017	1,719	—	—
Total:	325,406	148,944	288,746
Weighted-average grant date fair value	$18.13	$18.11	$18.11
Weighted-average exercise price	—	—	—

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based.

Time-based options granted prior to fiscal year 2016 generally vest ratably over a period of 12 quarters (three years), and time-based options granted in fiscal year 2016 vest annually over a period of three years.

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years from the grant date.

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date.  During the thirteen weeks ended April 3, 2016, the performance conditions with respect to 2015 earnings per share were deemed to have been met, and the PSAs will vest 50 percent at each of the second and third anniversary of the grant date. During the thirteen weeks ended April 2, 2017, 21,050 of the 2015 PSAs were vested. No PSAs vested during the thirteen weeks ended April 3, 2016.

PSAs granted in fiscal year 2016 are restricted shares that are subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The fair value of these PSAs is based on the closing price of the Company’s common stock on the grant date. The EBIT target resets annually for each of the three years during the performance period based on a percentage increase over the previous year’s actual EBIT, with each annual performance tranche independent of the previous and next tranche. Cumulative performance is based on the aggregate annual performance targets. Payout of the performance shares will either be 0% or range from 50% to 150% of the target number of shares granted. If the performance conditions are met, PSAs cliff vest on the third anniversary of the grant date. The Company’s board of directors determined that the performance targets for the fiscal year 2016 tranche were not met and 30,981 performance shares were not earned.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSAs granted in fiscal year 2017 are restricted shares that are subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date. If the performance conditions are met, PSAs will vest 50 percent at each of the second and third anniversary of the grant date.

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

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and 2,601 RSAs, respectively. The Company recognized compensation expense of $1.0 million during the thirteen weeks ended April 2, 2017 related to the options and RSAs granted.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	April 2, 2017	April 3, 2016
Cost of sales, buying and occupancy	$246	$218
Direct store expenses	361	317
Selling, general and administrative expenses	1,839	2,121
Equity-based compensation expense before income taxes	2,446	2,656
Income tax benefit	(915)	(1,009)
Net equity-based compensation expense	$1,531	$1,647

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following equity-based awards were outstanding as of April 2, 2017 and January 1, 2017:

	As of
	April 2, 2017	January 1, 2017
	(in thousands)
Options
Vested	5,077	5,552
Unvested	916	1,205
RSUs	471	274
PSAs	232	159
RSAs	445	187

As of April 2, 2017, total unrecognized compensation expense related to outstanding equity-based awards was as follows:

As of
April 2, 2017
Options	$5,935
RSUs	9,156
PSAs	2,831
RSAs	8,239
Total unrecognized compensation expense	$26,161

As of April 2, 2017, the total remaining weighted average recognition period related to outstanding equity-based awards was as follows:

As of
April 2, 2017
Options	1.4
RSUs	2.1
PSAs	2.2
RSAs	2.3

During the thirteen weeks ended April 2, 2017 and April 3, 2016, the Company received $2.3 million and $1.9 million, respectively, in cash proceeds from the exercise of options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed February 23, 2017 with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, body care and natural household items catering to consumers’ growing interest in health and wellness. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 261 stores in 15 states as of April 2, 2017, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of May 3, 2017, we have grown to 268 stores in 15 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through April 2, 2017, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added through acquisitions to the Sprouts banner (referred to as the “Transactions”). These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open 32 new stores in 2017, of which 15 have opened through May 3, 2017, and approximately 30 new stores per year for the near term.

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

Results of Operations for Thirteen Weeks Ended April 2, 2017 and April 3, 2016

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	April 2, 2017	April 3, 2016
Unaudited Quarterly Consolidated Statement of Operations Data:
Net sales	$1,130,645	$993,241
Cost of sales, buying and occupancy	793,359	686,728
Gross profit	337,286	306,513
Direct store expenses	229,149	193,815
Selling, general and administrative expenses	32,168	30,896
Store pre-opening costs	3,458	3,966
Income from operations	72,511	77,836
Interest expense	(4,738)	(3,601)
Other income	95	101
Income before income taxes	67,868	74,336
Income tax provision	(21,581)	(28,129)
Net income	$46,287	$46,207

Weighted average shares outstanding	137,069	150,723
Diluted effect of equity-based awards	3,078	2,421
Weighted average shares and equivalent shares outstanding	140,147	153,144
Diluted net income per share	$0.33	$0.30

	Thirteen weeks ended
	April 2, 2017	April 3, 2016
Other Operating Data:
Comparable store sales growth	1.1%	4.8%
Stores at beginning of period	253	217
Closed	—	—
Opened	8	11
Stores at end of period	261	228

Comparison of Thirteen Weeks Ended April 2, 2017 to Thirteen Weeks Ended

April 3, 2016

Net sales

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Net sales	$1,130,645	$993,241	$137,404	14%
Comparable store sales growth	1.1%	4.8%

Net sales during the thirteen weeks ended April 2, 2017 totaled $1.1 billion, increasing 14% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 86% of total sales for the thirteen weeks ended April 2, 2017 and approximately 89% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Net sales	$1,130,645	$993,241	$137,404	14%
Cost of sales, buying and occupancy	793,359	686,728	106,631	16%
Gross profit	337,286	306,513	30,773	10%
Gross margin	29.8%	30.9%	(1.1)%

Gross profit increased during the thirteen weeks ended April 2, 2017 compared to the thirteen weeks ended April 3, 2016 by $30.8 million, of which $42.4 million was as a result of increased sales volume, partially offset by $11.6 million related to decreased margin rate. This primarily reflects cycling the positive impact experienced in the prior year due to deflation without corresponding promotional environment, as well as higher occupancy costs.

Direct store expenses

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Direct store expenses	$229,149	$193,815	$35,334	18%
Percentage of net sales	20.3%	19.5%	0.8%

Direct store expenses for the thirteen weeks ended April 2, 2017 increased $35.3 million, including $25.1 million related to stores opened after April 3, 2016, and $10.2 million related to stores operated prior to the same period in 2016. Direct store expenses, as a percentage of net sales, increased 80 basis points. This primarily reflects higher payroll and benefit costs, in part due to deleverage of fixed costs associated with lower comparable store sales growth, and an increase in depreciation expense from higher unit growth in 2016.

Selling, general and administrative expenses

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Selling, general and administrative expenses	$32,168	$30,896	$1,272	4%
Percentage of net sales	2.8%	3.1%	(0.3)%

The increase in selling, general and administrative expenses included a $1.1 million increase in regional expense and $0.9 million of increases in corporate payroll to support growth.  These increases were partially offset by a $0.9 million decrease due to timing of investments related to our strategic initiatives as compared to the prior year.

Store pre-opening costs

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Attributable to 2016 store openings	—	3,966	(3,966)
Attributable to 2017 store openings	2,239	—	2,239
Attributable to planned 2017 store openings	1,219	—	1,219
Total store pre-opening costs	$3,458	$3,966	$(508)	(13)%
Percentage of net sales	0.3%	0.4%	(0.1)%

Store pre-opening costs in the thirteen weeks ended April 2, 2017 included $2.2 million related to opening 8 stores during the thirteen weeks ended April 2, 2017 and $1.2 million associated with stores expected to open subsequent to April 2, 2017. Store pre-opening costs in the thirteen weeks ended April 3, 2016 included $2.4 million related to opening 11 stores during that period and $1.6 million associated with stores opened subsequent to quarter end.

Interest expense

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Capital and financing leases	$2,810	$2,651	$159	6%
Long-term debt	1,665	719	946	132%
Deferred financing costs / Original issuance discount	116	116	—	0%
Other	147	115	32	28%
Total Interest Expense	$4,738	$3,601	$1,137	32%

The increase in interest expense is due to the higher principal balance on the Credit Facility combined with the slightly higher interest rate on our Credit Facility for the thirteen weeks ended April 2, 2017.

Income tax provision

Income tax provision decreased to $21.6 million for the thirteen weeks ended April 2, 2017 from $28.1 million for the thirteen weeks ended April 3, 2016, primarily related to the recognition of excess tax benefits related to the exercise of options in the income tax provision and a decrease in income before taxes. Our effective income tax rate decreased to 31.8% in the thirteen weeks ended April 2, 2017 from 37.8% in the thirteen weeks ended April 3, 2016 primarily related to recognition of excess tax benefits related to the exercise of options in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

Net income

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Net income	$46,287	$46,207	$80	0%
Percentage of net sales	4.1%	4.7%	(0.6)%

Net income as a percentage of net sales decreased due to lower gross margin and higher payroll expenses partially offset by a lower effective tax rate.

Diluted earnings per share

	Thirteen weeks ended
	April 2, 2017	April 3, 2016	Change	% Change
Diluted earnings per share	$0.33	$0.30	$0.03	10%
Diluted weighted average shares outstanding	140,147	153,144	(12,997)

The increase in diluted earnings per share of $0.03 was driven by fewer diluted shares outstanding compared to the prior year, due to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	April 2, 2017	April 3, 2016 (4)
	(dollars in thousands)
Net income (1)	$124,386	$137,731
Interest expense, net of tax (2)	9,587	9,916
Net operating profit after tax (NOPAT)	$133,973	$147,647

Total rent expense, net of tax (2)	70,655	57,108
Estimated depreciation on capitalized operating leases, net of tax (2)	(31,088)	(25,127)
Estimated interest on capitalized operating leases, net of tax (2) (3)	39,567	31,981
NOPAT, including effect of capitalized operating leases	$173,540	$179,628

Average working capital	48,121	143,324
Average property and equipment	578,511	482,691
Average other assets	581,683	585,960
Average other liabilities	(132,077)	(109,867)
Average invested capital	$1,076,238	$1,102,108

Average estimated asset base of capitalized operating leases	877,789	727,166
Average invested capital, including the effect of capitalized operating leases	$1,954,027	$1,829,274

ROIC	12.4%	13.4%
ROIC, including the effect of capitalized operating leases	8.9%	9.8%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)	Net of tax amounts are calculated using the effective tax rate for the period presented.
(3)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.
(4)	Inclusive of $4.1 million net income benefit of 53rd week in 2015.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period (in thousands):

	Thirteen weeks ended
	April 2, 2017	April 3, 2016
Cash and cash equivalents at end of period	$21,326	$145,650
Cash flows from operating activities	$114,537	$97,947
Cash flows used in investing activities	$(57,175)	$(33,476)
Cash flows used in financing activities	$(48,501)	$(54,890)

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

Operating Activities

Cash flows from operating activities increased $16.6 million to $114.5 million for the thirteen weeks ended April 2, 2017 compared to $97.9 million for the thirteen weeks ended April 3, 2016. The cash flows from operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, deferred income taxes, equity-based compensation and changes in working capital.

Cash flows provided by operating activities from changes in working capital was $34.1 million in the thirteen weeks ended April 2, 2017, compared to $22.8 million in the thirteen weeks ended April 3, 2016. The increase in cash flows from operating activities for changes in working capital in the thirteen weeks ended April 2, 2017, compared to the thirteen weeks ended April 3, 2016, was primarily due to less cash used for accounts payable and inventory.

Investing Activities

Cash flows used in investing activities were $57.2 million, and $33.5 million for the thirteen weeks ended April 2, 2017 and the thirteen weeks ended April 3, 2016, respectively. The increase in cash flows used in investing activities is primarily due to additional purchases of property and equipment, due to higher number of stores. Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures to be in the range of $155 - $165 million in fiscal 2017, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Cash flows used in financing activities were $48.5 million for the thirteen weeks ended April 2, 2017 compared to $54.9 million for the thirteen weeks ended April 3, 2016. During the thirteen weeks ended April 2, 2017, cash flows used in financing activities consisted of $80.0 million for stock repurchases, $30.0 million in payments on our Credit Facility, $1.1 million cash paid for capital and financing lease obligations, partially offset by $60.0 million of borrowings on the Credit Facility, $2.3 million in proceeds from the exercise of stock options and $0.3 million of cash received from landlords related to financing lease obligations.

During the thirteen weeks ended April 3, 2016, cash flows used in financing activities consisted of $59.3 million for stock repurchases and $1.1 million cash paid for capital and financing lease obligations, partially offset by $3.6 million of excess tax benefits from the exercise of stock options and $1.9 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $125.0 million to $285.0 million as of April 2, 2017, compared to April 3, 2016. The increase resulted primarily from $125.0 million of net borrowings under our Credit Facility used in our share repurchase programs.

See Note 4 “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Credit Facility and our Former Credit Facility (as defined therein).

Share Repurchase Program

On November 4, 2015, our board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, our board of directors authorized a $250 million share repurchase program for our common stock, which was completed during the thirteen weeks ended April 2, 2017. On February 20, 2017, our board of directors authorized a new $250 million share repurchase program for our common stock. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of April 2, 2017.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$—	$250,000

The shares under the repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate us to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Credit Facility to assist with the repurchase program authorized on September 6, 2016 (see Note 4).

Share repurchase activity under our repurchase programs for the periods indicated was as follows:

	Thirteen Weeks Ended
	April 2, 2017	April 3, 2016
Number of common shares acquired	4,099,936	2,431,721
Average price per common share acquired	$19.51	$24.39
Total cost of common shares acquired	$80,000	$59,308

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2035.

The following table summarizes our lease obligations as of April 2, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations(1)	$132,208	$15,886	$31,628	$29,983	$54,711
Operating lease obligations(1)	1,523,908	130,669	283,124	271,053	839,062
Totals	$1,656,116	$146,555	$314,752	$301,036	$893,773

(1)

Represents estimated payments for capital and financing and operating lease obligations as of April 2, 2017. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.4 million for the period of less than one year, $2.4 million for years one to three, $1.7 million for years four to five, and $1.7 million for the period beyond five years.

We have other contractual commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, and for which there have not been material changes since that filing through April 2, 2017.  As discussed in Note 4 to the unaudited consolidated financial statements, we entered into the Credit Facility with an initial balance of $260.0 million which will mature in April 2020. As of April 2, 2017, the outstanding balance on the Credit Facility was $285.0 million.

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

There have been no substantial changes to these estimates or the policies related to them during the thirteen weeks ended April 2, 2017. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $285.0 million principal outstanding under our Credit Facility as of April 2, 2017, each hundred basis point change in LIBOR would result in a change in interest expense by $2.9 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 2, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended April 2, 2017, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, we removed the action to federal court in the District of Arizona. On March 24, 2017, the federal court in the District of Arizona remanded the case to state court. On April 21, 2017, we filed a Notice of Appeal of the federal court decision to remand the case. We intend to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (referred to as “PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (referred to as “JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016.  On March 6, 2017, we filed a motion to stay proceedings in the case pending a U.S. Supreme Court ruling which is likely to be dispositive on the question of whether the arbitration agreements signed by each of the named plaintiffs are enforceable; that motion is set for oral argument on May 17, 2017. We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended April 2, 2017.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2, 2017 - January 29, 2017	4,099,936	$19.51	4,099,936	—
January 30, 2017 - February 26, 2017	—	—	—	$250,000,000
February 27, 2017 - April 2, 2017	—	—	—	$250,000,000

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2017.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 4, 2017	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document