Form 10-Q
period 2017-07-02
Sprouts Farmers Market, Inc.
filed 2017-08-03
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

As of August 1, 2017, the registrant had 135,577,182 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2017

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	July 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,814	$12,465
Accounts receivable, net	19,782	25,228
Inventories	218,404	204,464
Prepaid expenses and other current assets	23,409	21,869
Total current assets	276,409	264,026
Property and equipment, net of accumulated depreciation	681,065	604,660
Intangible assets, net of accumulated amortization	196,906	197,608
Goodwill	368,078	368,078
Other assets	7,751	5,521
Total assets	$1,530,209	$1,439,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,913	$157,550
Accrued salaries and benefits	34,910	32,859
Other accrued liabilities	50,150	56,376
Current portion of capital and financing lease obligations	14,870	12,370
Total current liabilities	281,843	259,155
Long-term capital and financing lease obligations	124,749	117,366
Long-term debt	310,000	255,000
Other long-term liabilities	123,957	116,200
Deferred income tax liability	37,302	19,263
Total liabilities	877,851	766,984
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 136,242,909 and 140,256,313 shares issued and outstanding, July 2, 2017 and January 1, 2017, respectively	136	140
Additional paid-in capital	609,461	597,269
Retained earnings	42,761	75,500
Total stockholders’ equity	652,358	672,909
Total liabilities and stockholders’ equity	$1,530,209	$1,439,893

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$1,183,975	$1,031,643	$2,314,620	$2,024,884
Cost of sales, buying and occupancy	841,989	725,841	1,635,348	1,412,569
Gross profit	341,986	305,802	679,272	612,315
Direct store expenses	236,185	207,205	465,334	401,020
Selling, general and administrative expenses	38,189	30,922	70,357	61,818
Store pre-opening costs	4,141	4,213	7,599	8,179
Income from operations	63,471	63,462	135,982	141,298
Interest expense	(5,100)	(3,661)	(9,838)	(7,262)
Other income	131	90	226	191
Income before income taxes	58,502	59,891	126,370	134,227
Income tax provision	(17,534)	(22,682)	(39,115)	(50,811)
Net income	$40,968	$37,209	$87,255	$83,416
Net income per share:
Basic	$0.30	$0.25	$0.64	$0.56
Diluted	$0.29	$0.25	$0.62	$0.55
Weighted average shares outstanding:
Basic	136,796	149,170	136,933	149,931
Diluted	139,493	151,498	139,847	152,322

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992
Net income	—	—	—	124,306	124,306
Issuance of shares under stock plans	666,841	—	2,740	—	2,740
Repurchase and retirement of common stock	(13,242,483)	(13)	—	(294,252)	(294,265)
Excess tax benefit for exercise of options	—	—	3,737	—	3,737
Equity-based compensation	—	—	13,399	—	13,399
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$672,909
Net income	—	—	—	87,255	87,255
Issuance of shares under stock plans	1,692,542	2	5,953	—	5,955
Repurchase and retirement of common stock	(5,887,264)	(6)	—	(119,994)	(120,000)
Equity-based compensation	—	—	6,239	—	6,239
Balances at July 2, 2017	135,807,520	$136	$609,461	$42,761	$652,358

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities
Net income	$87,255	$83,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,142	38,813
Accretion of asset retirement obligation and closed store reserve	94	176
Amortization of financing fees and debt issuance costs	231	231
Loss on disposal of property and equipment	356	57
Equity-based compensation	6,239	6,325
Deferred income taxes	18,039	13,590
Changes in operating assets and liabilities:
Accounts receivable	4,106	3,015
Inventories	(13,940)	(23,731)
Prepaid expenses and other current assets	(1,549)	3,334
Other assets	(2,450)	(4,961)
Accounts payable	31,234	24,768
Accrued salaries and benefits	2,051	(2,038)
Other accrued liabilities and income taxes payable	(6,238)	(7,395)
Other long-term liabilities	8,313	12,340
Cash flows from operating activities	179,883	147,940
Cash flows from investing activities
Purchases of property and equipment	(117,753)	(85,081)
Proceeds from sale of property and equipment	30	662
Purchase of leasehold interests	—	(491)
Cash flows used in investing activities	(117,723)	(84,910)
Cash flows from financing activities
Proceeds from revolving credit facility	85,000	—
Payments on revolving credit facility	(30,000)	—
Payments on capital and financing lease obligations	(2,068)	(2,130)
Cash from landlords related to financing lease obligations	1,325	—
Repurchase of common stock	(120,000)	(124,265)
Proceeds from exercise of stock options	5,932	2,053
Excess tax benefit for exercise of stock options	—	3,687
Cash flows used in financing activities	(59,811)	(120,655)
(Decrease) / Increase in cash and cash equivalents	2,349	(57,625)
Cash and cash equivalents at beginning of the period	12,465	136,069
Cash and cash equivalents at the end of the period	$14,814	$78,444

Supplemental disclosure of cash flow information
Cash paid for interest	$9,438	$7,297
Cash paid for income taxes	19,595	28,575

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$16,358	$32,183
Property acquired through capital and financing lease obligations	9,774	4,655

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for the Company for its fiscal year 2017. Adoption of the guidance took place prospectively during 2017, and the adoption did not have a material effect on the Company’s consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017. As a result of the adoption, the Company recognized excess tax benefits related to the exercise of options in its income tax provision during the twenty-six weeks ended July 2, 2017 (see Note 11). Prior to the adoption, these items were recorded in Additional Paid-in Capital. The Company has elected to prospectively apply the amendments related to classifying cash flows related to excess tax benefits as an operating activity. During 2017, excess tax benefits were classified as an operating activity on the consolidated statement of cash flows, along with other income tax cash flows. The Company has made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in no cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective during the twenty-six weeks ended July 2, 2017 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Credit Facility (as defined in Note 4, “Long-Term Debt”), the fair value of the long-term debt approximates carrying value as of July 2, 2017 and January 1, 2017. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

4. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	July 2, 2017	January 1, 2017
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$310,000	$255,000
Total debt			310,000	255,000
Long-term debt			$310,000	$255,000

Senior Secured Revolving Credit Facility

On April 17, 2015, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, entered into a credit agreement that provides for a revolving credit facility with an initial aggregate commitment of $450.0 million (the “Credit Facility”), which may be increased from time to time pursuant to an expansion set forth in the Credit Facility. The Credit Facility replaced the Company’s existing senior secured credit facility, dated April 23, 2013.

The Company capitalized debt issuance costs of $2.3 million related to the Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Facility.

The Credit Facility also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Facility reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $24.8 million have been issued as of July 2, 2017, primarily to support the Company’s insurance programs.

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

During fiscal year 2016, the Company borrowed $105.0 million and made a total of $10.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $255.0 million at January 1, 2017. During the thirteen weeks ended July 2, 2017, the Company borrowed $25.0 million and did not make any principal payments. During the twenty-six weeks ended July 2, 2017, the Company borrowed $85.0 million and made a total of $30.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $310.0 million as of July 2, 2017.  The Company has used borrowings under the Credit Facility to assist with its share repurchase programs (see Note 9).

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

The Company was in compliance with all applicable covenants under the Credit Facility as of July 2, 2017.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Closed Store Reserves

The following is a summary of closed store reserve activity during the twenty-six weeks ended July 2, 2017 and fiscal year 2016:

	Twenty-six Weeks Ended	Fiscal Year Ended
	July 2, 2017	January 1, 2017
Beginning balance	$1,083	$2,017
Additions	—	—
Usage	(281)	(998)
Adjustments	187	64
Ending balance	$989	$1,083

The Closed Store Reserve is included in Other accrued liabilities and Other long-term liabilities in the consolidated balance sheets.  Usage relates to lease payments made during the period for closed stores.  Adjustments are recorded in Direct store expenses in the consolidated statements of operations.

6. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended July 2, 2017 and July 3, 2016 was 30.0% and 37.9%, respectively. The decrease in the effective tax rate is primarily related to recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

The Company’s effective tax rate for the twenty-six weeks ended July 2, 2017 and July 3, 2016 was 31.0% and 37.9%, respectively. The decrease in the effective tax rate is primarily related to recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.

The income tax benefits resulting from equity-based awards were $4.4 million for the thirteen weeks ended July 2, 2017.  The income tax benefits resulting from the equity-based awards for the thirteen weeks ended July 3, 2016 were $0.1 million and recorded in Additional Paid-in Capital.

The income tax benefits resulting from equity-based awards were $8.2 million for the twenty-six weeks ended July 2, 2017. The income tax benefits resulting from equity-based awards for the twenty-six weeks ended July 3, 2016 were $3.7 million and recorded in Additional Paid-in Capital.

7. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen weeks ended July 2, 2017 and July 3, 2016, purchases from this supplier were $2.7 million and $2.7 million, respectively. During the twenty-six weeks ended July 2, 2017 and July 3, 2016, purchases from this supplier were $5.4 million and $5.2 million, respectively. As of July 2, 2017, and July 3, 2016, the Company had recorded accounts payable due to this vendor of $0.8 million and $0.9 million, respectively.

The Company’s former Executive Chairman of the Board has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During the thirteen weeks ended July 2, 2017 and July 3, 2016, purchases from this supplier and its predecessors were $2.1 million and $2.5 million, respectively. During the twenty-six weeks ended July 2, 2017 and July 3, 2016, purchases

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

from this supplier and its predecessors were $3.7 million and $3.8 million, respectively. As of July 2, 2017, and July 3, 2016, the Company had recorded accounts payable due to the supplier of $0.3 million and $0.7 million, respectively.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, the Company removed the action to federal court in the District of Arizona. On March 24, 2017, the federal court in the District of Arizona remanded the case to state court. On April 21, 2017, the Company filed a Notice of Appeal of the federal court decision to remand the case. On May 16, 2017, the Plaintiff filed a Motion to Dismiss Appeal in the Ninth Circuit Court of Appeals, which is fully briefed and under consideration.  On May 25, 2017, the Company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which is also fully briefed.  The Company intends to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

9. Stockholders’ Equity

Share Repurchases

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, the Company’s board of directors authorized a new $250 million common stock share repurchase program. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of July 2, 2017.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$40,000	$210,000

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Credit Facility to assist with the repurchase programs authorized on September 6, 2016 and February 20, 2017 (see Note 4).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Number of common shares acquired	1,787,328	2,547,971	5,887,264	4,979,692
Average price per common share acquired	$22.38	$25.49	$20.38	$24.95
Total cost of common shares acquired	$40,000	$64,957	$120,000	$124,265

Shares purchased under the Company’s repurchase programs were subsequently retired.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic net income per share:
Net income	$40,968	$37,209	$87,255	$83,416
Weighted average shares outstanding	136,796	149,170	136,933	149,931
Basic net income per share	$0.30	$0.25	$0.64	$0.56
Diluted net income per share:
Net income	$40,968	$37,209	$87,255	$83,416
Weighted average shares outstanding - basic	136,796	149,170	136,933	149,931
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,428	2,289	2,693	2,321
RSUs	102	8	103	44
RSAs	112	—	75	—
PSAs	55	31	43	26
Weighted average shares and equivalent shares outstanding	139,493	151,498	139,847	152,322
Diluted net income per share	$0.29	$0.25	$0.62	$0.55

For the thirteen weeks ended July 2, 2017, the computation of diluted net income per share does not include 1.6 million options, 0.1 million RSUs and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the thirteen weeks ended July 3, 2016, the computation of diluted net income per share does not include 1.3 million options, 0.1 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

For the twenty-six weeks ended July 2, 2017, the computation of diluted net income per share does not include 1.9 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the twenty-six weeks ended July 3, 2016, the computation of diluted net income per share does not include 1.3 million options, 0.1 million RSUs, 0.2 million RSAs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the 2011 Option Plan (as defined below) (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s equity-based and cash-based incentive compensation programs for its directors, officers and other team members. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of July 2, 2017, there were 3,757,776 stock awards outstanding and 5,796,037 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of July 2, 2017, there were 2,430,497 options outstanding under the 2011 Option Plan.

Awards Granted

During the twenty-six weeks ended July 2, 2017, the Company granted the following equity-based compensation awards:

Grant Date	RSUs	PSAs	RSAs
March 2017	325,406	148,944	288,746
May 2017	21,820	—	—
Total:	347,226	148,944	288,746
Weighted-average grant date fair value	$18.50	$18.11	$18.11
Weighted-average exercise price	—	—	—

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date.  During the twenty-six weeks ended July 3, 2016, the performance conditions with respect to 2015 earnings per share were deemed to have been met, and the PSAs will vest 50 percent at each of the second and third anniversary of the grant date. During the twenty-six weeks ended July 2, 2017, 21,050 of the 2015 PSAs were vested. No PSAs vested during the twenty-six weeks ended July 3, 2016.

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

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. RSAs granted prior to January 1, 2017 will vest either ratably over a seven quarter period, beginning on December 31, 2016 or cliff vest on June 30, 2018.  RSAs granted in fiscal year 2017 will vest annually over a period of three years from the grant date.

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

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and 2,601 RSAs, respectively. The Company recognized compensation expense of $1.0 million during the thirteen week period and $2.0 million during the twenty-six week period ended July 2, 2017 related to the options and RSAs granted.  The Company recognized $0.4 million in each of the thirteen and twenty-six week periods ended July 3, 2016 related to the options and RSAs granted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of sales, buying and occupancy	$266	$264	$512	$482
Direct store expenses	387	359	748	676
Selling, general and administrative expenses	3,140	3,045	4,979	5,167
Equity-based compensation expense before income taxes	3,793	3,668	6,239	6,325
Income tax benefit	(1,419)	(1,394)	(2,334)	(2,403)
Net equity-based compensation expense	$2,374	$2,274	$3,905	$3,922

The following equity-based awards were outstanding as of July 2, 2017 and January 1, 2017:

	As of
	July 2, 2017	January 1, 2017
	(in thousands)
Options
Vested	4,329	5,552
Unvested	754	1,205
RSUs	459	274
PSAs	231	159
RSAs	414	187

As of July 2, 2017, total unrecognized compensation expense related to outstanding equity-based awards was as follows:

As of
July 2, 2017
Options	$4,729
RSUs	8,026
PSAs	2,487
RSAs	7,173
Total unrecognized compensation expense	$22,415

As of July 2, 2017, the total remaining weighted average recognition period related to outstanding equity-based awards was as follows:

As of
July 2, 2017
Options	1.2
RSUs	1.9
PSAs	1.9
RSAs	2.2

During the twenty-six weeks ended July 2, 2017 and July 3, 2016, the Company received $5.9 million and $2.1 million, respectively, in cash proceeds from the exercise of options.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Subsequent Event

Subsequent to July 2, 2017 and through August 2, 2017, the Company repurchased an additional 0.7 million shares of common stock for $15.5 million.  The Company borrowed an additional $15.0 million under its Credit Facility that was utilized in these repurchases, and made a $10.0 million principal payment, resulting in total outstanding debt under the Credit Facility of $315.0 million as of August 2, 2017.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, body care and natural household items catering to consumers’ growing interest in health and wellness. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 274 stores in 15 states as of July 2, 2017, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of August 1, 2017, we have grown to 278 stores in 15 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through July 2, 2017, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added through acquisitions to the Sprouts banner (referred to as the “Transactions”). These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open 32 new stores in 2017, of which 25 have opened through August 1, 2017, and approximately 30 new stores per year for the near term.

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

Results of Operations for Thirteen Weeks Ended July 2, 2017 and July 3, 2016

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	July 2, 2017	July 3, 2016
Unaudited Consolidated Statement of Operations Data:
Net sales	$1,183,975	$1,031,643
Cost of sales, buying and occupancy	841,989	725,841
Gross profit	341,986	305,802
Direct store expenses	236,185	207,205
Selling, general and administrative expenses	38,189	30,922
Store pre-opening costs	4,141	4,213
Income from operations	63,471	63,462
Interest expense	(5,100)	(3,661)
Other income	131	90
Income before income taxes	58,502	59,891
Income tax provision	(17,534)	(22,682)
Net income	$40,968	$37,209

Weighted average shares outstanding	136,796	149,170
Dilutive effect of equity-based awards	2,697	2,328
Weighted average shares and equivalent shares outstanding	139,493	151,498
Diluted net income per share	$0.29	$0.25

	Thirteen weeks ended
	July 2, 2017	July 3, 2016
Other Operating Data:
Comparable store sales growth	1.4%	4.1%
Stores at beginning of period	261	228
Closed	—	—
Opened	13	12
Stores at end of period	274	240

Comparison of Thirteen Weeks Ended July 2, 2017 to Thirteen Weeks Ended

July 3, 2016

Net sales

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Net sales	$1,183,975	$1,031,643	$152,332	15%
Comparable store sales growth	1.4%	4.1%

Net sales during the thirteen weeks ended July 2, 2017 totaled $1.2 billion, increasing 15% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 86% of total sales for the thirteen weeks ended July 2, 2017 and approximately 88% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Net sales	$1,183,975	$1,031,643	$152,332	15%
Cost of sales, buying and occupancy	841,989	725,841	116,148	16%
Gross profit	341,986	305,802	36,184	12%
Gross margin	28.9%	29.6%	-0.7%

Gross profit increased during the thirteen weeks ended July 2, 2017 compared to the thirteen weeks ended July 3, 2016 by $36.2 million, of which $44.7 million was as a result of increased sales volume, partially offset by $8.5 million related to decreased margin rate. This primarily reflects the impact of modest cost inflation coupled with the ongoing competitive environment, and higher occupancy costs.

Direct store expenses

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Direct store expenses	$236,185	$207,205	$28,980	14%
Percentage of net sales	19.9%	20.1%	-0.2%

Direct store expenses for the thirteen weeks ended July 2, 2017 increased $29.0 million, including $26.3 million related to stores opened after July 3, 2016, and $2.7 million related to stores operated prior to the same period in 2016. Direct store expenses, as a percentage of net sales, decreased 20 basis points. This primarily reflects our strategic focus on labor productivity improvement and operating efficiencies, partially offset by higher benefit costs.

Selling, general and administrative expenses

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Selling, general and administrative expenses	$38,189	$30,922	$7,267	24%
Percentage of net sales	3.2%	3.0%	0.2%

The increase in selling, general and administrative expenses included a $2.6 million increase in compensation expenses, a $1.7 million increase in advertising expenses, a $1.0 million increase in regional expenses, and $2.0 million of increases in other corporate expenses, commensurate with store growth.

Store pre-opening costs

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Attributable to 2016 store openings	—	4,213	(4,213)
Attributable to 2017 store openings	2,786	—	2,786
Attributable to planned 2017 store openings	1,355	—	1,355
Total store pre-opening costs	$4,141	$4,213	$(72)	(2)%
Percentage of net sales	0.3%	0.4%	(0.1)%

Store pre-opening costs in the thirteen weeks ended July 2, 2017 included $2.8 million related to opening 13 stores during the thirteen weeks ended July 2, 2017 and $1.3 million associated with stores expected to open subsequent to July 2, 2017. Store pre-opening costs in the thirteen weeks ended July 3, 2016 included $2.5 million related to opening 12 stores during that period and $1.7 million associated with stores opened subsequent to quarter end.

Interest expense

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Capital and financing leases	$2,869	$2,685	$184	7%
Long-term debt	1,949	745	1,204	162%
Deferred financing costs / Original issuance discount	116	116	—	0%
Other	166	115	51	44%
Total Interest Expense	$5,100	$3,661	$1,439	39%

The increase in interest expense is due to the higher principal balance on the Credit Facility for borrowing to support our share repurchase program, combined with the slightly higher interest rate on our Credit Facility for the thirteen weeks ended July 2, 2017.

Income tax provision

Income tax provision decreased to $17.5 million for the thirteen weeks ended July 2, 2017 from $22.7 million for the thirteen weeks ended July 3, 2016, primarily related to the recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision and a decrease in income before taxes. Our effective income tax rate decreased to 30.0% in the thirteen weeks ended July 2, 2017 from 37.9% in the thirteen weeks ended July 3, 2016 primarily related to recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

Net income

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Net income	$40,968	$37,209	$3,759	10%
Percentage of net sales	3.5%	3.6%	(0.1)%

Net income as a percentage of net sales decreased slightly due to lower gross margin and higher selling, general and administrative expenses partially offset by a lower effective tax rate.

Diluted earnings per share

	Thirteen weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Diluted earnings per share	$0.29	$0.25	$0.04	16%
Diluted weighted average shares outstanding	139,493	151,498	(12,005)

The increase in diluted earnings per share of $0.04 was driven by the increase in net income as well as fewer diluted shares outstanding compared to the prior year, due to the share repurchase program.

Results of Operations for Twenty-six Weeks Ended July 2, 2017 and July 3, 2016

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016
Unaudited Consolidated Statement of Operations Data:
Net sales	$2,314,620	$2,024,884
Cost of sales, buying and occupancy	1,635,348	1,412,569
Gross profit	679,272	612,315
Direct store expenses	465,334	401,020
Selling, general and administrative expenses	70,357	61,818
Store pre-opening costs	7,599	8,179
Income from operations	135,982	141,298
Interest expense	(9,838)	(7,262)
Other income	226	191
Income before income taxes	126,370	134,227
Income tax provision	(39,115)	(50,811)
Net income	$87,255	$83,416

Weighted average shares outstanding	136,933	149,931
Dilutive effect of equity-based awards	2,914	2,391
Weighted average shares and equivalent shares outstanding	139,847	152,322
Diluted net income per share	$0.62	$0.55

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016
Other Operating Data:
Comparable store sales growth	1.2%	4.4%

Stores at beginning of period	253	217
Closed	—	—
Opened	21	23
Stores at end of period	274	240

Comparison of Twenty-six Weeks Ended July 2, 2017 to Twenty-six Weeks Ended

July 3, 2016

Net sales

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	Change	% Change
Net sales	$2,314,620	$2,024,884	$289,736	14%
Comparable store sales growth	1.2%	4.4%

Net sales during the twenty-six weeks ended July 2, 2017 totaled $2.3 billion, increasing 14% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 86% of total sales for the twenty-six weeks ended July 2, 2017 and approximately 88% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	Change	% Change
Net sales	$2,314,620	$2,024,884	$289,736	14%
Cost of sales, buying and occupancy	1,635,348	1,412,569	222,779	16%
Gross profit	679,272	612,315	66,957	11%
Gross margin	29.3%	30.2%	(0.9)%

Gross profit increased during the twenty-six weeks ended July 2, 2017 compared to the twenty-six weeks ended July 3, 2016 by $67.0 million, of which $86.7 million was as a result of increased sales volume, partially offset by $19.7 million related to decreased margin rate. This primarily reflects the ongoing competitive environment, as well as higher occupancy costs.

Direct store expenses

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	Change	% Change
Direct store expenses	$465,334	$401,020	$64,314	16%
Percentage of net sales	20.1%	19.8%	0.3%

Direct store expenses for the twenty-six weeks ended July 2, 2017 increased $64.3 million, including $41.4 million related to stores opened after July 3, 2016, and $22.9 million related to stores operated prior to the same period in 2016. Direct store expenses, as a percentage of net sales, increased 30 basis points. This primarily reflects higher payroll and benefit costs, in part due to deleverage of fixed costs associated with lower comparable store sales growth, partially offset by other operating efficiencies.

Selling, general and administrative expenses

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	Change	% Change
Selling, general and administrative expenses	$70,357	$61,818	$8,539	14%
Percentage of net sales	3.0%	3.1%	(0.1)%

The increase in selling, general and administrative expenses included a $2.6 million increase in compensation expense, a $2.0 million increase in advertising to support growth, a $2.0 million increase in regional expense and $1.9 million of increases in other corporate expenses, commensurate with store growth.

Store pre-opening costs

	Twenty-six weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Attributable to 2016 store openings	—	8,179	(8,179)
Attributable to 2017 store openings	6,178	—	6,178
Attributable to planned 2017 store openings	1,421	—	1,421
Total store pre-opening costs	$7,599	$8,179	$(580)	(7)%
Percentage of net sales	0.3%	0.4%	(0.1)%

Store pre-opening costs in the twenty-six weeks ended July 2, 2017 included $6.2 million related to opening 21 stores during the twenty-six weeks ended July 2, 2017 and $1.4 million associated with stores expected to open subsequent to July 2, 2017. Store pre-opening costs in the twenty-six weeks ended July 3, 2016 included $5.7 million related to opening 23 stores during that period and $2.5 million associated with stores opened subsequent to quarter end.

Interest expense

	Twenty-six weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Capital and financing leases	$5,680	$5,339	$341	6%
Long-term debt	3,614	1,461	2,153	147%
Deferred financing costs / Original issuance discount	231	231	—	0%
Other	313	231	82	35%
Total Interest Expense	$9,838	$7,262	$2,576	35%

The increase in interest expense is due to the higher principal balance on the Credit Facility for borrowing to support our share repurchase program combined with the slightly higher interest rate on our Credit Facility for the thirteen weeks ended July 2, 2017.

Income tax provision

Income tax provision decreased to $39.1 million for the twenty-six weeks ended July 2, 2017 from $50.8 million for the twenty-six weeks ended July 3, 2016, primarily related to the recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision and a decrease in income before taxes. Our effective income tax rate decreased to 31.0% in the twenty-six weeks ended July 2, 2017 from 37.9% in the twenty-six weeks ended July 3, 2016 primarily related to recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

Net income

	Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	Change	% Change
Net income	$87,255	$83,416	$3,839	5%
Percentage of net sales	3.8%	4.1%	(0.3)%

Net income as a percentage of net sales decreased due to lower gross margin and higher payroll expenses partially offset by a lower effective tax rate.

Diluted earnings per share

	Twenty-six weeks ended
	July 2, 2017	July 3, 2016	Change	% Change
Diluted earnings per share	$0.62	$0.55	$0.07	13%
Diluted weighted average shares outstanding	139,847	152,322	(12,475)

The increase in diluted earnings per share of $0.07 was driven by the increase in net income as well as fewer diluted shares outstanding compared to the prior year, due to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	July 2, 2017	July 3, 2016 (4)
	(dollars in thousands)
Net income (1)	$128,145	$143,619
Interest expense, net of tax (2)	9,971	9,502
Net operating profit after tax (NOPAT)	$138,116	$153,121

Total rent expense, net of tax (2)	75,148	60,010
Estimated depreciation on capitalized operating leases, net of tax (2)	(33,065)	(26,405)
Estimated interest on capitalized operating leases, net of tax (2) (3)	42,083	33,605
NOPAT, including effect of capitalized operating leases	$180,199	$186,726

Average working capital	25,019	118,062
Average property and equipment	613,244	501,691
Average other assets	578,201	586,795
Average other liabilities	(139,642)	(113,065)
Average invested capital	$1,076,822	$1,093,483

Average estimated asset base of capitalized operating leases	905,823	764,655
Average invested capital, including the effect of capitalized operating leases	$1,982,645	$1,858,138

ROIC	12.8%	14.0%
ROIC, including the effect of capitalized operating leases	9.1%	10.0%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)	Net of tax amounts are calculated using the effective tax rate for the period presented.
(3)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.
(4)	Inclusive of $4.1 million net income benefit of 53rd week in 2015.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period (in thousands):

	Thirteen weeks ended
	July 2, 2017	July 3, 2016
Cash and cash equivalents at end of period	$14,814	$78,444
Cash flows from operating activities	$179,883	$147,940
Cash flows used in investing activities	$(117,723)	$(84,910)
Cash flows used in financing activities	$(59,811)	$(120,655)

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

Operating Activities

Cash flows from operating activities increased $32.0 million to $179.9 million for the twenty-six weeks ended July 2, 2017 compared to $147.9 million for the twenty-six weeks ended July 3, 2016. The cash flows from operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, deferred income taxes, equity-based compensation and changes in working capital.

Cash flows provided by operating activities from changes in working capital was $21.5 million in the twenty-six weeks ended July 2, 2017, compared to $5.3 million in the twenty-six weeks ended July 3, 2016. The increase in cash flows from operating activities for changes in working capital in the twenty-six weeks ended July 2, 2017, compared to the twenty-six weeks ended July 3, 2016, was primarily due to less cash used for accounts payable and inventory.

Investing Activities

Cash flows used in investing activities were $117.7 million, and $84.9 million for the twenty-six weeks ended July 2, 2017 and the twenty-six weeks ended July 3, 2016, respectively. The increase in cash flows used in investing activities is primarily due to additional purchases of property and equipment, due to the addition of 34 stores in the last twelve months. Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

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

Financing Activities

Cash flows used in financing activities were $59.8 million for the twenty-six weeks ended July 2, 2017 compared to $120.7 million for the twenty-six weeks ended July 3, 2016. During the twenty-six weeks ended July 2, 2017, cash flows used in financing activities consisted of $120.0 million for stock repurchases, $30.0 million in payments on our Credit Facility, $2.0 million cash paid for capital and financing lease obligations, partially offset by $85.0 million of borrowings on the Credit Facility, $5.9 million in proceeds from the exercise of stock options and $1.3 million of cash received from landlords related to financing lease obligations.

During the twenty-six weeks ended July 3, 2016, cash flows used in financing activities consisted of $124.3 million for stock repurchases and $2.1 million cash paid for capital and financing lease obligations, partially offset by $3.7 million of excess tax benefits from the exercise of stock options and $2.0 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $150.0 million to $310.0 million as of July 2, 2017, compared to July 3, 2016 primarily related to borrowings to fund our share repurchase programs.

See Note 4 “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Credit Facility.

Share Repurchase Program

On November 4, 2015, our board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, our board of directors authorized a $250 million share repurchase program for our common stock, which was completed during the first quarter of 2017. On February 20, 2017, our board of directors authorized a new $250 million share repurchase program for our common stock. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of July 2, 2017.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$40,000	$210,000

The shares under the repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate us to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Credit Facility to assist with the repurchase program authorized on September 6, 2016 and February 20, 2017.

Share repurchase activity under our repurchase programs for the periods indicated was as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Number of common shares acquired	1,787,328	2,547,971	5,887,264	4,979,692
Average price per common share acquired	$22.38	$25.49	$20.38	$24.95
Total cost of common shares acquired	$40,000	$64,957	$120,000	$124,265

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to July 2, 2017 and through August 2, 2017, we repurchased an additional 0.7 million shares of common stock for $15.5 million.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2035.

The following table summarizes our lease obligations as of July 2, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations (1)	$144,370	$16,735	$33,328	$31,432	$62,875
Operating lease obligations (1)	1,554,677	134,345	291,475	278,339	850,518
Totals	$1,699,047	$151,080	$324,803	$309,771	$913,393

(1)	Represents estimated payments for capital and financing and operating lease obligations as of July 2, 2017. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.4 million for the period of less than one year, $2.3 million for years one to three, $1.6 million for years four to five, and $1.5 million for the period beyond five years.

We have other contractual purchase commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.  There have not been material changes to our contractual purchase commitments since that filing through July 2, 2017. As of July 2, 2017, the outstanding balance on the Credit Facility was $310.0 million, as discussed in Note 4 to the unaudited consolidated financial statements.

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

There have been no substantial changes to these estimates or the policies related to them during the twenty-six weeks ended July 2, 2017. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $310.0 million principal outstanding under our Credit Facility as of July 2, 2017, each hundred basis point change in LIBOR would result in a change in interest expense by $3.1 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of July 2, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended July 2, 2017, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On March 24, 2016, we removed the action to federal court in the District of Arizona. On March 24, 2017, the federal court in the District of Arizona remanded the case to state court. On April 21, 2017, we filed a Notice of Appeal of the federal court decision to remand the case. On May 16, 2017, the Plaintiff filed a Motion to Dismiss Appeal in the Ninth Circuit Court of Appeals, which is fully briefed and under consideration.  On May 25, 2017, we filed a Motion to Dismiss in the Superior Court for the State of Arizona, which is also fully briefed.  We intend to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (referred to as “PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (referred to as “JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016.  On March 6, 2017, we filed a motion to stay proceedings in the case pending a U.S. Supreme Court ruling which is likely to be dispositive on the question of whether the arbitration agreements signed by each of the named plaintiffs are enforceable; that motion was granted on May 24, 2017. We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended July 2, 2017.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 3, 2017 - April 30, 2017	—	—	—	$250,000,000
May 1, 2017 - May 28, 2017	449,035	$23.45	449,035	$239,470,000
May 29, 2017 - July 2, 2017	1,338,293	$22.02	1,338,292	$210,000,000

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2017.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 3, 2017	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document