Form 10-Q
period 2017-10-01
Sprouts Farmers Market, Inc.
filed 2017-11-02
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

As of October 31, 2017, the registrant had 133,070,570 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2017

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	October 1, 2017	January 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,892	$12,465
Accounts receivable, net	23,231	25,228
Inventories	222,216	204,464
Prepaid expenses and other current assets	25,594	21,869
Total current assets	289,933	264,026
Property and equipment, net of accumulated depreciation	690,763	604,660
Intangible assets, net of accumulated amortization	196,556	197,608
Goodwill	368,078	368,078
Other assets	5,886	5,521
Total assets	$1,551,216	$1,439,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,482	$157,550
Accrued salaries and benefits	41,219	32,859
Other accrued liabilities	60,683	56,376
Current portion of capital and financing lease obligations	8,776	12,370
Total current liabilities	290,160	259,155
Long-term capital and financing lease obligations	126,806	117,366
Long-term debt	349,000	255,000
Other long-term liabilities	126,127	116,200
Deferred income tax liability	42,508	19,263
Total liabilities	934,601	766,984
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 133,070,570 and 140,256,313 shares issued and outstanding, October 1, 2017 and January 1, 2017, respectively	133	140
Additional paid-in capital	614,232	597,269
Retained earnings	2,250	75,500
Total stockholders’ equity	616,615	672,909
Total liabilities and stockholders’ equity	$1,551,216	$1,439,893

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$1,206,059	$1,035,801	$3,520,679	$3,060,685
Cost of sales, buying and occupancy	859,650	744,288	2,494,998	2,156,857
Gross profit	346,409	291,513	1,025,681	903,828
Direct store expenses	250,191	216,932	715,336	617,817
Selling, general and administrative expenses	39,955	29,664	110,312	91,482
Store pre-opening costs	2,456	3,446	10,055	11,625
Store closure and other costs	803	24	992	159
Income from operations	53,004	41,447	188,986	182,745
Interest expense	(5,609)	(3,723)	(15,447)	(10,985)
Other income	162	135	388	326
Income before income taxes	47,557	37,859	173,927	172,086
Income tax provision	(16,071)	(13,974)	(55,186)	(64,785)
Net income	$31,486	$23,885	$118,741	$107,301
Net income per share:
Basic	$0.23	$0.16	$0.87	$0.72
Diluted	$0.23	$0.16	$0.86	$0.71
Weighted average shares outstanding:
Basic	134,320	147,743	136,063	149,202
Diluted	136,770	150,024	138,860	151,568

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$822,992
Net income	—	—	—	124,306	124,306
Issuance of shares under stock plans	666,841	—	2,740	—	2,740
Repurchase and retirement of common stock	(13,242,483)	(13)	—	(294,252)	(294,265)
Excess tax benefit for exercise of options	—	—	3,737	—	3,737
Equity-based compensation	—	—	13,399	—	13,399
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$672,909
Net income	—	—	—	118,741	118,741
Issuance of shares under stock plans	1,800,157	2	6,638	—	6,640
Repurchase and retirement of common stock	(9,136,468)	(9)	—	(191,991)	(192,000)
Equity-based compensation	—	—	10,325	—	10,325
Balances at October 1, 2017	132,665,931	$133	$614,232	$2,250	$616,615

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities
Net income	$118,741	$107,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,875	59,997
Accretion of asset retirement obligation and closed store reserve	168	237
Amortization of financing fees and debt issuance costs	347	347
Loss on disposal of property and equipment	820	226
Equity-based compensation	10,325	10,322
Deferred income taxes	23,245	20,119
Changes in operating assets and liabilities:
Accounts receivable	1,660	(1,336)
Inventories	(17,752)	(29,784)
Prepaid expenses and other current assets	(3,734)	(1,212)
Other assets	(702)	(1,480)
Accounts payable	31,669	24,050
Accrued salaries and benefits	8,360	(4,959)
Other accrued liabilities and income taxes payable	4,288	(2,762)
Other long-term liabilities	10,659	14,971
Cash flows from operating activities	258,969	196,037
Cash flows used in investing activities
Purchases of property and equipment	(158,459)	(142,571)
Proceeds from sale of property and equipment	30	662
Purchase of leasehold interests	—	(491)
Cash flows used in investing activities	(158,429)	(142,400)
Cash flows used in financing activities
Proceeds from revolving credit facility	134,000	45,000
Payments on revolving credit facility	(40,000)	—
Payments on capital and financing lease obligations	(3,053)	(3,144)
Cash from landlords related to financing lease obligations	300	—
Repurchase of common stock	(192,000)	(187,836)
Proceeds from exercise of stock options	6,640	2,616
Excess tax benefit for exercise of stock options	—	3,948
Cash flows used in financing activities	(94,113)	(139,416)
Increase / (Decrease) in cash and cash equivalents	6,427	(85,779)
Cash and cash equivalents at beginning of the period	12,465	136,069
Cash and cash equivalents at the end of the period	$18,892	$50,290

Supplemental disclosure of cash flow information
Cash paid for interest	$15,052	$10,942
Cash paid for income taxes	25,710	38,142

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$13,476	$19,919
Property acquired through capital and financing lease obligations	5,512	8,324

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017. As a result of the adoption, the Company recognized excess tax benefits related to the exercise of options in its income tax provision during the thirty-nine weeks ended October 1, 2017 (see Note 6). Prior to the adoption, these items were recorded in Additional Paid-in Capital. The Company has elected to prospectively apply the amendments related to classifying cash flows related to excess tax benefits as an operating activity. During 2017, excess tax benefits were classified as an operating activity on the consolidated statement of cash flows, along with other income tax cash flows. The Company has made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in no cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

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

No other new accounting pronouncements issued or effective during the thirty-nine weeks ended October 1, 2017 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

capital, reduced by estimated sublease rentals. The weighted average cost of capital was estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on open market transactions comparable to the Credit Facility (as defined in Note 4, “Long-Term Debt”), the fair value of the long-term debt approximates carrying value as of October 1, 2017 and January 1, 2017. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

4. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	October 1, 2017	January 1, 2017
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$349,000	$255,000
Total debt			349,000	255,000
Long-term debt			$349,000	$255,000

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

The Credit Facility also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Facility reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $24.8 million have been issued as of October 1, 2017, primarily to support the Company’s insurance programs.

Guarantees

Obligations under the Credit Facility are guaranteed by the Company and all of its current and future wholly-owned material domestic subsidiaries, and are secured by first-priority security interests in substantially all of the assets of the Company and its subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.

Interest and Fees

Loans under the Credit Facility bear interest, at the Company’s option, either at adjusted LIBOR plus 1.50% per annum, or a base rate plus 0.50% per annum. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total gross leverage ratio, as defined in the Credit Facility. Under the terms of the Credit Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Credit Facility commitments equal to 0.20% per annum.

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

During fiscal year 2016, the Company borrowed $105.0 million and made a total of $10.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $255.0 million at January 1, 2017. During the thirteen weeks ended October 1, 2017, the Company borrowed $49.0 million and made a total of $10.0 million of principal payments. During the thirty-nine weeks ended October 1, 2017, the Company borrowed $134.0 million and made a total of $40.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $349.0 million as of October 1, 2017.  The Company has used borrowings under the Credit Facility to assist with its share repurchase programs (see Note 9).

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

In addition, the Credit Facility requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.00 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested as of the last day of each fiscal quarter.

The Company was in compliance with all applicable covenants under the Credit Facility as of October 1, 2017.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Closed Store and Other Costs

The following is a summary of closed store reserve activity during the thirty-nine weeks ended October 1, 2017 and fiscal year 2016:

	Thirty-nine Weeks Ended	Fiscal Year Ended
	October 1, 2017	January 1, 2017
Beginning balance	$1,083	$2,017
Additions	—	—
Usage	(387)	(998)
Adjustments	205	64
Ending balance	$901	$1,083

The Closed Store Reserve is included in Other accrued liabilities and Other long-term liabilities in the consolidated balance sheets.  Usage relates to lease payments made during the period for closed stores.

During August and September 2017, 14 of our stores in Texas, Florida and Georgia were affected by Hurricanes Harvey and Irma.  While physical damage was minimal, these stores experienced, to varying degrees, loss of perishable inventory, additional expenses to clean up and power stores, and a loss of business while closed. Actual costs incurred, not including the impact of lost sales, are estimated to be $1.0 million, with an estimated insurance recovery of $0.3 million for these costs.  We are pursuing additional recovery under our business interruption and other insurance policy provisions; however, any additional recoveries are not expected to be material.

6. Income Taxes

The Company’s effective tax rate for the thirteen weeks ended October 1, 2017 and October 2, 2016 was 33.8% and 36.9%, respectively. The decrease in the effective tax rate is primarily due to tax return to provision adjustments for the 2016 income tax return.

The Company’s effective tax rate for the thirty-nine weeks ended October 1, 2017 and October 2, 2016 was 31.7% and 37.7%, respectively. The decrease in the effective tax rate is primarily related to recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.

The income tax benefits resulting from equity-based awards were $0.2 million for the thirteen weeks ended October 1, 2017.  The income tax benefits resulting from the equity-based awards for the thirteen weeks ended October 2, 2016 were $0.2 million and recorded in Additional Paid-in Capital.

The income tax benefits resulting from equity-based awards were $8.4 million for the thirty-nine weeks ended October 1, 2017. The income tax benefits resulting from equity-based awards for the thirty-nine weeks ended October 2, 2016 were $3.9 million and recorded in Additional Paid-in Capital.

7. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen weeks ended October 1, 2017 and October 2, 2016, purchases from this supplier were $2.7 million and $2.1 million, respectively. During the thirty-nine weeks ended October 1, 2017 and October 2, 2016, purchases from this supplier were $8.1 million and $7.3

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

million, respectively. The Company had recorded accounts payable due to this vendor of $0.7 million, as of both October 1, 2017 and October 2, 2016, respectively.

The Company’s former Executive Chairman of the Board has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During the thirteen weeks ended October 1, 2017 and October 2, 2016, purchases from this supplier and its predecessors were $1.6 million and $2.2 million, respectively. During the thirty-nine weeks ended October 1, 2017 and October 2, 2016, purchases from this supplier and its predecessors were $5.2 million and $6.0 million, respectively. As of October 1, 2017, and October 2, 2016, the Company had recorded accounts payable due to the supplier of $0.2 million and $0.5 million, respectively.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiffs sought remand, which the court granted in March 2017.  The Company has appealed the order granting remand to the Ninth Circuit Court of Appeals.  On May 25, 2017, the Company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  The Company answered the complaint on September 28, 2017.  The Company will continue to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

9. Stockholders’ Equity

Share Repurchases

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, the Company’s board of directors authorized a new $250 million common stock share repurchase program. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of October 1, 2017 (in thousands):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$112,000	$138,000

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Number of common shares acquired	3,249,204	3,189,818	9,136,468	8,169,510
Average price per common share acquired	$22.16	$19.93	$21.01	$22.99
Total cost of common shares acquired	$72,000	$63,572	$192,000	$187,836

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic net income per share:
Net income	$31,486	$23,885	$118,741	$107,301
Weighted average shares outstanding	134,320	147,743	136,063	149,202
Basic net income per share	$0.23	$0.16	$0.87	$0.72
Diluted net income per share:
Net income	$31,486	$23,885	$118,741	$107,301
Weighted average shares outstanding - basic	134,320	147,743	136,063	149,202
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,128	2,200	2,506	2,278
RSUs	122	28	124	49
RSAs	114	13	102	9
PSAs	86	40	65	30
Weighted average shares and equivalent shares outstanding	136,770	150,024	138,860	151,568
Diluted net income per share	$0.23	$0.16	$0.86	$0.71

For the thirteen weeks ended October 1, 2017, the computation of diluted net income per share does not include 1.9 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the thirteen weeks ended October 2, 2016, the computation of diluted net income per share does not include 2.2 million options, 0.1 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the thirty-nine weeks ended October 1, 2017, the computation of diluted net income per share does not include 1.9 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards. For the thirty-nine weeks ended October 2, 2016, the computation of diluted net income per share does not include 1.3 million options, 0.1 million RSUs and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

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

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of October 1, 2017, there were 3,686,043 stock awards outstanding and 5,805,674 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of October 1, 2017, there were 2,384,978 options outstanding under the 2011 Option Plan.

Awards Granted

During the thirty-nine weeks ended October 1, 2017, the Company granted the following equity-based compensation awards:

Grant Date	RSUs	PSAs	RSAs
March 2017	325,406	148,944	288,746
May 2017	21,820	—	—
August 2017	10,630	—	—
Total:	357,856	148,944	288,746
Weighted-average grant date fair value	$18.66	$18.11	$18.11

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

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date.  During the thirty-nine weeks ended October 2, 2016, the performance conditions with respect to 2015 earnings per share were deemed to have been met, and the PSAs will vest 50 percent at each of the second and third anniversary of the grant date. During the thirty-nine weeks ended October 1, 2017, 21,050 of the 2015 PSAs were vested. No PSAs vested during the thirty-nine weeks ended October 2, 2016.

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

PSAs granted in fiscal year 2017 are restricted shares that are subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date. Payout of the performance shares will either be 0% or range from 10% to 150% of the target number of shares granted. If the performance conditions are met, PSAs will vest 50 percent at each of the second and third anniversary of the grant date.

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

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and 2,601 RSAs, respectively. The Company recognized compensation expense of $0.9 million during the thirteen week period and $2.9 million during the thirty-nine week period ended October 1, 2017 related to the options and RSAs granted.  The Company recognized compensation expense of $1.0 million during the thirteen week period and $1.4 million during the thirty-nine week period ended October 2, 2016 related to the options and RSAs granted.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Cost of sales, buying and occupancy	$265	$244	$777	$726
Direct store expenses	349	339	1,098	1,015
Selling, general and administrative expenses	3,471	3,414	8,450	8,581
Equity-based compensation expense before income taxes	4,085	3,997	10,325	10,322
Income tax benefit	(1,528)	(1,519)	(3,863)	(3,922)
Net equity-based compensation expense	$2,557	$2,478	$6,462	$6,400

The following equity-based awards were outstanding as of October 1, 2017 and January 1, 2017:

	As of
	October 1, 2017	January 1, 2017
	(in thousands)
Options
Vested	4,394	5,552
Unvested	609	1,205
RSUs	453	274
PSAs	231	159
RSAs	384	187

As of October 1, 2017, total unrecognized compensation expense related to outstanding equity-based awards was as follows:

As of
October 1, 2017
Options	$3,629
RSUs	6,803
PSAs	3,171
RSAs	6,106
Total unrecognized compensation expense	$19,709

As of October 1, 2017, the total remaining weighted average recognition period related to outstanding equity-based awards was as follows:

As of
October 1, 2017
Options	1.0
RSUs	1.7
PSAs	1.7
RSAs	2.0

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the thirty-nine weeks ended October 1, 2017 and October 2, 2016, the Company received $6.6 million and $2.6 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that offers fresh, natural and organic food that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, body care and natural household items catering to consumers’ growing interest in health and wellness. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 282 stores in 15 states as of October 1, 2017, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of November 1, 2017, we have grown to 285 stores in 15 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through October 1, 2017, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added through acquisitions to the Sprouts banner (referred to as the “Transactions”). These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open 32 new stores in 2017, of which all 32 have opened through November 1, 2017, and approximately 30 new stores per year for the near term.

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

Results of Operations for Thirteen Weeks Ended October 1, 2017 and October 2, 2016

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	October 1, 2017	October 2, 2016
Unaudited Consolidated Statement of Operations Data:
Net sales	$1,206,059	$1,035,801
Cost of sales, buying and occupancy	859,650	744,288
Gross profit	346,409	291,513
Direct store expenses	250,191	216,932
Selling, general and administrative expenses	39,955	29,664
Store pre-opening costs	2,456	3,446
Store closure and other costs	803	24
Income from operations	53,004	41,447
Interest expense	(5,609)	(3,723)
Other income	162	135
Income before income taxes	47,557	37,859
Income tax provision	(16,071)	(13,974)
Net income	$31,486	$23,885

Weighted average shares outstanding	134,320	147,743
Dilutive effect of equity-based awards	2,450	2,281
Weighted average shares and equivalent shares outstanding	136,770	150,024
Diluted net income per share	$0.23	$0.16

	Thirteen weeks ended
	October 1, 2017	October 2, 2016
Other Operating Data:
Comparable store sales growth	4.6%	1.3%
Stores at beginning of period	274	240
Opened	8	10
Stores at end of period	282	250

Comparison of Thirteen Weeks Ended October 1, 2017 to Thirteen Weeks Ended

October 2, 2016

Net sales

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Net sales	$1,206,059	$1,035,801	$170,258	16%
Comparable store sales growth	4.6%	1.3%

Net sales during the thirteen weeks ended October 1, 2017 totaled $1.2 billion, increasing 16% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 87% of net sales for each of the thirteen weeks ended October 1, 2017 and October 2, 2016, respectively.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Net sales	$1,206,059	$1,035,801	$170,258	16%
Cost of sales, buying and occupancy	859,650	744,288	115,362	15%
Gross profit	346,409	291,513	54,896	19%
Gross margin	28.7%	28.1%	0.6%

Gross profit increased during the thirteen weeks ended October 1, 2017 compared to the thirteen weeks ended October 2, 2016 by $54.9 million, of which $47.4 million was as a result of increased sales volume and $7.5 million related to increased margin rate. This improvement was primarily driven by cycling a heightened promotional environment in the third quarter of 2016 in addition to leverage from increased comparable sales.

Direct store expenses

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Direct store expenses	$250,191	$216,932	$33,259	15%
Percentage of net sales	20.7%	20.9%	-0.2%

Direct store expenses for the thirteen weeks ended October 1, 2017 increased $33.3 million, including $26.5 million related to stores opened after October 2, 2016, and $6.8 million related to stores operated prior to the same period in 2016. Direct store expenses, as a percentage of net sales, decreased 20 basis points. This leverage is primarily driven by improved comparable sales, as well as operating efficiencies, partially offset by higher benefit costs.

Selling, general and administrative expenses

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Selling, general and administrative expenses	$39,955	$29,664	$10,291	35%
Percentage of net sales	3.3%	2.9%	0.4%

The increase in selling, general and administrative expenses primarily reflects a $7.1 million increase in bonus and compensation expenses, $1.5 million increase in advertising expenses, and $1.7 million of increases in other corporate expenses, commensurate with store growth and improved company performance.

Store pre-opening costs

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Attributable to 2016 store openings	—	3,109	(3,109)
Attributable to 2017 store openings	2,046	337	1,709
Attributable to future store openings	410	—	410
Total store pre-opening costs	$2,456	$3,446	$(990)	(29)%
Percentage of net sales	0.2%	0.3%	(0.1)%

Store pre-opening costs in the thirteen weeks ended October 1, 2017 included $1.9 million related to opening 8 stores during the thirteen weeks ended October 1, 2017 and $0.6 million associated with stores expected to open subsequent to October 1, 2017. Store pre-opening costs in the thirteen weeks ended October 2, 2016 included $2.6 million related to opening 10 stores during that period and $0.8 million associated with stores opened subsequent to quarter end.

Store closure and other costs

Store closure costs for the thirteen weeks ended October 1, 2017 and October 2, 2016 are related to adjustments to the closed store facility reserve primarily related to refinement of estimated subtenant income and other actual occupancy costs from original estimates.

During the third quarter of 2017, 14 of our stores were affected by hurricanes in three states.  Although physical damage was minimal, the stores experienced loss of business due to temporary closures, inventory loss and additional expenses to clean up and power the stores.  These costs, net of estimated insurance recovery, approximate $0.7 million in the thirteen weeks ended October 1, 2017.

Interest expense

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Capital and financing leases	$3,033	$2,708	$325	12%
Long-term debt	2,305	786	1,519	193%
Deferred financing costs / Original issuance discount	116	116	—	0%
Other	155	113	42	37%
Total Interest Expense	$5,609	$3,723	$1,886	51%

The increase in interest expense is primarily due to the higher principal balance on the Credit Facility for borrowing to support our share repurchase program, combined with the slightly higher interest rate on our Credit Facility for the thirteen weeks ended October 1, 2017.

Income tax provision

Income tax provision increased to $16.1 million for the thirteen weeks ended October 1, 2017 from $14.0 million for the thirteen weeks ended October 2, 2016, primarily related to an increase in income before taxes. Our effective income tax rate decreased to 33.8% in the thirteen weeks ended October 1, 2017 from 36.9% in the thirteen weeks ended October 2, 2016.  The decrease in the effective tax rate was primarily due to tax return to provision adjustments for the 2016 income tax return.

Net income

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Net income	$31,486	$23,885	$7,601	32%
Percentage of net sales	2.6%	2.3%	0.3%

Net income as a percentage of net sales increased primarily due to higher sales and margins combined with a lower effective tax rate, offset in part by higher interest expense associated with the drawdown on our Credit Facility in connection with the stock buyback program.

Diluted earnings per share

	Thirteen weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Diluted earnings per share	$0.23	$0.16	$0.07	44%
Diluted weighted average shares outstanding	136,770	150,024	(13,254)

The increase in diluted earnings per share of $0.07 was driven by the increase in net income as well as fewer diluted shares outstanding compared to the prior year, due to the share repurchase program.

Results of Operations for Thirty-nine Weeks Ended October 1, 2017 and October 2, 2016

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016
Unaudited Consolidated Statement of Operations Data:
Net sales	$3,520,679	$3,060,685
Cost of sales, buying and occupancy	2,494,998	2,156,857
Gross profit	1,025,681	903,828
Direct store expenses	715,336	617,817
Selling, general and administrative expenses	110,312	91,482
Store pre-opening costs	10,055	11,625
Store closure and other costs	992	159
Income from operations	188,986	182,745
Interest expense	(15,447)	(10,985)
Other income	388	326
Income before income taxes	173,927	172,086
Income tax provision	(55,186)	(64,785)
Net income	$118,741	$107,301

Weighted average shares outstanding	136,063	149,202
Dilutive effect of equity-based awards	2,797	2,366
Weighted average shares and equivalent shares outstanding	138,860	151,568
Diluted net income per share	$0.86	$0.71

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016
Other Operating Data:
Comparable store sales growth	2.4%	3.4%

Stores at beginning of period	253	217
Opened	29	33
Stores at end of period	282	250

Comparison of Thirty-nine Weeks Ended October 1, 2017 to Thirty-nine Weeks Ended

October 2, 2016

Net sales

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	Change	% Change
Net sales	$3,520,679	$3,060,685	$459,994	15%
Comparable store sales growth	2.4%	3.4%

Net sales during the thirty-nine weeks ended October 1, 2017 totaled $3.5 billion, increasing 15% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 87% of net sales for the thirty-nine weeks ended October 1, 2017 and approximately 88% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	Change	% Change
Net sales	$3,520,679	$3,060,685	$459,994	15%
Cost of sales, buying and occupancy	2,494,998	2,156,857	338,141	16%
Gross profit	1,025,681	903,828	121,853	13%
Gross margin	29.1%	29.5%	(0.4)%

Gross profit increased during the thirty-nine weeks ended October 1, 2017 compared to the thirty-nine weeks ended October 2, 2016 by $121.9 million, primarily as a result of increased sales volume. Gross margin decreased due to the competitive environment, primarily in the first half of 2017, as well as higher occupancy costs.

Direct store expenses

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	Change	% Change
Direct store expenses	$715,336	$617,817	$97,519	16%
Percentage of net sales	20.3%	20.2%	0.1%

Direct store expenses for the thirty-nine weeks ended October 1, 2017 increased $97.5 million. Direct store expenses, as a percentage of net sales, increased 10 basis points. This primarily reflects higher payroll and benefit costs, in part due to deleverage of fixed costs associated with lower comparable store sales growth, partially offset by other operating efficiencies.

Selling, general and administrative expenses

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	Change	% Change
Selling, general and administrative expenses	$110,312	$91,482	$18,830	21%
Percentage of net sales	3.1%	3.0%	0.1%

The increase in selling, general and administrative expenses primarily reflects an $8.1 million increase in compensation expense, a $3.7 million increase in regional expenses, a $3.5 million increase in advertising to support growth and $3.5 million of increases in other corporate expenses, commensurate with store growth and improved company performance.

Store pre-opening costs

	Thirty-nine weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Attributable to 2016 store openings	—	11,186	(11,186)
Attributable to 2017 store openings	9,210	439	8,771
Attributable to future store openings	845	—	845
Total store pre-opening costs	$10,055	$11,625	$(1,570)	(14)%
Percentage of net sales	0.3%	0.4%	(0.1)%

Store pre-opening costs in the thirty-nine weeks ended October 1, 2017 included $9.0 million related to opening 29 stores during the thirty-nine weeks ended October 1, 2017 and $1.0 million associated with stores expected to open subsequent to October 1, 2017. Store pre-opening costs in the thirty-nine weeks ended October 2, 2016 included $10.6 million related to opening 33 stores during that period and $1.0 million associated with stores opened subsequent to quarter end.

Store closure and other costs

Store closure costs for the thirty-nine weeks ended October 1, 2017 and October 2, 2016 are related to adjustments to the closed facility reserve primarily related to refinement of estimated subtenant income and other actual occupancy costs from original estimates.

During the third quarter of 2017, 14 of our stores were affected by hurricanes in three states.  Although physical damage was minimal, the stores experienced loss of business due to temporary closures, inventory loss and additional expenses to clean up and power the stores.  These costs, net of estimated insurance recovery, approximate $0.7 million in the thirty-nine weeks ended October 1, 2017.

Interest expense

	Thirty-nine weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Capital and financing leases	$8,715	$8,048	$667	8%
Long-term debt	5,919	2,247	3,672	163%
Deferred financing costs / Original issuance discount	347	347	—	0%
Other	466	343	123	36%
Total Interest Expense	$15,447	$10,985	$4,462	41%

The increase in interest expense is primarily due to the higher principal balance on the Credit Facility for borrowing to support our share repurchase program combined with the slightly higher interest rate on our Credit Facility for the thirty-nine weeks ended October 1, 2017.

Income tax provision

Income tax provision decreased to $55.2 million for the thirty-nine weeks ended October 1, 2017 from $64.8 million for the thirty-nine weeks ended October 2, 2016, primarily related to the recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision. Our effective income tax rate decreased to 31.7% in the thirty-nine weeks ended October 1, 2017 from 37.7% in the thirty-nine weeks ended October 2, 2016 primarily related to recognition of excess tax benefits related to the exercise or vesting of equity-based awards in the income tax provision. See ASU 2016-09, Compensation – “Stock Compensation (Topic 718)” under Recently Adopted Accounting Pronouncements (Note 2).

Net income

	Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	Change	% Change
Net income	$118,741	$107,301	$11,440	11%
Percentage of net sales	3.4%	3.5%	(0.1)%

Net income increased $11.4 million as a result of increased sales, but decreased slightly as a percentage of net sales due to lower gross margin and higher payroll expenses partially offset by a lower effective tax rate.

Diluted earnings per share

	Thirty-nine weeks ended
	October 1, 2017	October 2, 2016	Change	% Change
Diluted earnings per share	$0.86	$0.71	$0.15	21%
Diluted weighted average shares outstanding	138,860	151,568	(12,708)

The increase in diluted earnings per share of $0.15 was driven by the increase in net income as well as fewer diluted shares outstanding compared to the prior year, due to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	October 1, 2017	October 2, 2016 (4)
	(dollars in thousands)
Net income (1)	$135,745	$135,518
Interest expense, net of tax (2)	11,770	9,580
Net operating profit after tax (NOPAT)	$147,515	$145,098

Total rent expense, net of tax (2)	78,113	63,983
Estimated depreciation on capitalized operating leases, net of tax (2)	(34,370)	(28,153)
Estimated interest on capitalized operating leases, net of tax (2) (3)	43,743	35,830
NOPAT, including effect of capitalized operating leases	$191,258	$180,928

Average working capital	15,093	103,321
Average property and equipment	641,451	522,183
Average other assets	574,281	586,777
Average other liabilities	(149,039)	(115,077)
Average invested capital	$1,081,786	$1,097,204

Average estimated asset base of capitalized operating leases	930,645	814,532
Average invested capital, including the effect of capitalized operating leases	$2,012,431	$1,911,736

ROIC	13.6%	13.2%
ROIC, including the effect of capitalized operating leases	9.5%	9.5%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)	Net of tax amounts are calculated using the effective tax rate for the period presented.
(3)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.
(4)	Inclusive of $4.1 million net income benefit of 53rd week in 2015.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period (in thousands):

	Thirty-nine weeks ended
	October 1, 2017	October 2, 2016
Cash and cash equivalents at end of period	$18,892	$50,290
Cash flows from operating activities	$258,969	$196,037
Cash flows used in investing activities	$(158,429)	$(142,400)
Cash flows used in financing activities	$(94,113)	$(139,416)

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

Operating Activities

Cash flows from operating activities increased $63.0 million to $259.0 million for the thirty-nine weeks ended October 1, 2017 compared to $196.0 million for the thirty-nine weeks ended October 2, 2016. The cash flows from operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, deferred income taxes, equity-based compensation and changes in working capital.

Cash flows provided by operating activities from changes in working capital was $34.4 million in the thirty-nine weeks ended October 1, 2017, compared to $2.5 million use of cash in the thirty-nine weeks ended October 2, 2016. The increase in cash flows from operating activities for changes in working capital in the thirty-nine weeks ended October 1, 2017, compared to the thirty-nine weeks ended October 2, 2016, was primarily due to higher net income combined with working capital improvements as a result of operating efficiencies achieved through our strategic initiatives, and higher payroll and bonus accruals in line with improved performance and company growth.

Investing Activities

Cash flows used in investing activities were $158.4 million, and $142.4 million for the thirty-nine weeks ended October 1, 2017 and the thirty-nine weeks ended October 2, 2016, respectively. The increase in cash flows used in investing activities is primarily due to additional purchases of property and equipment, due to the addition of 32 stores in the last twelve months. Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.

We expect capital expenditures to be approximately $170 million in fiscal 2017, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Cash flows used in financing activities were $94.1 million for the thirty-nine weeks ended October 1, 2017 compared to $139.4 million for the thirty-nine weeks ended October 2, 2016. During the thirty-nine weeks ended October 1, 2017, cash flows used in financing activities consisted of $192.0 million for stock repurchases, $40.0 million in payments on our Credit Facility, $3.0 million cash paid for capital and financing lease obligations, partially offset by $134.0 million of borrowings on the Credit Facility, $6.6 million in proceeds from the exercise of stock options and $0.3 million of cash received from landlords related to financing lease obligations.

During the thirty-nine weeks ended October 2, 2016, cash flows used in financing activities consisted of $187.8 million for stock repurchases and $3.1 million cash paid for capital and financing lease obligations, partially offset by $45.0 million of borrowings on the Credit Facility $3.9 million of excess tax benefits from the exercise of stock options and $2.6 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $144.0 million to $349.0 million as of October 1, 2017, compared to October 2, 2016 primarily related to borrowings to fund our share repurchase programs.

See Note 4 “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Credit Facility.

Share Repurchase Program

On November 4, 2015, our board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, our board of directors authorized a $250 million share repurchase program for our common stock, which was completed during the first quarter of 2017. On February 20, 2017, our board of directors authorized a new $250 million share repurchase program for our common stock. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of October 1, 2017.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$112,000	$138,000

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

Share repurchase activity under our repurchase programs for the periods indicated was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Number of common shares acquired	3,249,204	3,189,818	9,136,468	8,169,510
Average price per common share acquired	$22.16	$19.93	$21.01	$22.99
Total cost of common shares acquired	$72,000	$63,572	$192,000	$187,836

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2035.

The following table summarizes our lease obligations as of October 1, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital and financing lease obligations (1)	$142,221	$17,018	$33,472	$31,175	$60,556
Operating lease obligations (1)	1,590,493	138,329	302,886	287,356	861,922
Totals	$1,732,714	$155,347	$336,358	$318,531	$922,478

(1)

Represents estimated payments for capital and financing and operating lease obligations as of October 1, 2017. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.4 million for years one to three, $1.7 million for years four to five, and $1.7 million for the period beyond five years.

We have other contractual purchase commitments and debt, which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.  There have not been material changes to our contractual purchase commitments since that filing through October 1, 2017. As of October 1, 2017, the outstanding balance on the Credit Facility was $349.0 million, as discussed in Note 4 to the unaudited consolidated financial statements.

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

There have been no substantial changes to these estimates or the policies related to them during the thirty-nine weeks ended October 1, 2017. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $349.0 million principal outstanding under our Credit Facility as of October 1, 2017, each hundred basis point change in LIBOR would result in a change in interest expense by $3.5 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of October 1, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended October 1, 2017, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiffs sought remand, which the court granted in March 2017.  We have appealed the order granting remand to the Ninth Circuit Court of Appeals.  On May 25, 2017, we filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  We answered the complaint on September 28, 2017.  We will continue to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (referred to as “PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (referred to as “JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016.  On May 24, 2017, the JPML granted our motion to stay proceedings in the case pending a U.S. Supreme Court ruling which is likely to be dispositive on the question of whether the arbitration agreements signed by each of the named plaintiffs are enforceable; oral argument in this case was heard by the U.S. Supreme Court on October 2, 2017, and we do not expect a decision from the U.S. Supreme Court until Spring 2018. We will continue to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended October 1, 2017.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 3, 2017 - July 30, 2017	675,727	$23.01	675,727	$194,450,000
July 31, 2017 - August 27, 2017	1,017,618	$24.03	1,017,618	$170,000,000
August 28, 2017 - October 1, 2017	1,555,859	$20.57	1,555,859	$138,000,000

(1)	Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2017.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: November 2, 2017	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)