Form 10-K
period 2017-12-31
Sprouts Farmers Market, Inc.
filed 2018-02-22
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $3,088,626,747, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 20, 2018, there were outstanding 133,311,311 shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

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

Sprouts Farmers Market operates as a healthy grocery store that specializes in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 285 stores in 15 states as of December 31, 2017, we are one of the largest healthy grocery stores selling fresh, natural and organic food in the United States. As of February 20, 2018, we have grown to 289 stores in 15 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through December 31, 2017, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

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

•

Store Design. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a complete grocery offering. We typically dedicate approximately 15% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open floor plans and low displays, intended to provide an easy-to-shop environment that allows our customers to view the entire store, and our small box format allows for quick in-and-out service. The below diagram shows a sample layout of our stores:

•

Customer Engagement. We are committed to providing, and believe we have, best-in-class customer engagement, which builds trust with our customers and differentiates the Sprouts shopping experience from that of many of our competitors. We design our stores to maximize customers’ interactions with our team members, as we believe this interaction provides an opportunity to educate customers and provides a valued, differentiated customer service model, which enhances customer loyalty and increases visits and purchases over time. In addition, we continue to explore mobile and digital opportunities to further engage with our customers.

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

	2017	2016	2015
Perishables	50.0%	50.4%	50.8%
Non-Perishables	50.0%	49.6%	49.2%

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

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products feature competitively priced specialty and innovative products, with great taste profiles and quality and strict ingredient standards that we believe equal or exceed national brands. Our private label program now accounts approximately 12% of our revenue and features approximately 2,400 products. Our private label brands drive value by offering our customers lower prices while still delivering generally higher margin as compared to branded products. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

Sourcing and Distribution

We manage the buying of, and set the standards for, the products we sell, and we source our products from over 850 vendors and suppliers, both domestically and internationally. We work closely with our supply chain partners to improve animal welfare standards, sustainable seafood sourcing, support for organic agriculture and the ethical treatment of people.

We believe, based on our industry experience, that our strong relationships in the produce business provide us a competitive advantage and enable us to offer high-quality produce at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. Given the importance of produce to our stores, we source, warehouse and distribute nearly all produce in-house. This ensures our produce meets our high quality standards. We are supported by dedicated regional procurement teams that provide us flexibility to procure produce on local, regional and national levels.

We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We distribute all produce to our stores from two leased distribution facilities and three third-party operated distribution facilities, and we manage every aspect of quality control in this department. We believe we currently have sufficient capacity at these facilities to support our near-term growth plans in our current markets, but we continue to explore expansion opportunities as our needs evolve.

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

KeHE Distributors, LLC (referred to as “KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 34%, 33% and 31% of our total purchases in fiscal 2017, 2016 and 2015, respectively. Another 4% of our total purchases in each of fiscal 2017, 2016 and 2015, respectively, were made through our secondary supplier, United Natural Foods, Inc. (referred to as “UNFI”). See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising

Pricing

We are committed to a pricing strategy consistent with our motto of “Healthy Living for Less.” As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions on selected products that drive traffic and trial. We typically have about 30% of our approximately 19,700 products on sale at any given time.

Marketing and Advertising

We supplement and support our everyday competitive pricing strategy through weekly advertised specials, a weekly e-circular, online coupons and special promotions. We send over 17 million weekly advertisement circulars to encourage customers to shop at our stores. These circulars focus on product education and offerings and aim to engage the customer. We use sales flyers distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These sales flyers include representative products from our key departments. In addition, we have a customer database of over two million customers as of December 31, 2017, many of whom receive electronic versions of our weekly circulars or monthly newsletters.

We tailor our advertisements to specific markets, which provides us with greater flexibility to offer different promotions and respond to local competitive activity. In addition, we advertise our sales promotions and support our brand image through the use of local radio, television and billboards, as well as targeted direct mail in specific markets.

We also continue to promote and enhance our digital presence.  We developed and maintain a smartphone app on which we include mobile coupons, customized offers based on the user’s preferences and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers and offer special deals. Our website also features on-line ordering for gift cards, holiday meals and catering trays. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our website herein. We continue to expand our social media platform. As of December 31, 2017, we had approximately 1.6 million social media followers, primarily on Facebook and Instagram. In addition, we offer home deliveries from our stores through partner services in many of our markets, and we intend to expand our home delivery to our major markets nationwide. We will continue to explore mobile and digital opportunities to further connect with our customers.

In addition to the weekly circulars, we offer numerous other saving opportunities for our customers, all of which are meant to reinforce our value offering and are designed to appeal to specific target customers. In 2017, we had more than 30 department-wide promotions at each store throughout the year, which included our Vitamin Extravaganza, Frozen Frenzy, Gluten-Free Favorites, and Incredible Bulk Sales, in addition to our 72-Hour Sales.

Our Customers

Our target customer seeks a wide assortment of high-quality fresh and nutritious food as well as vitamins and supplements at competitive prices. We believe our value proposition and complete grocery offering engages both conventional and health-focused shoppers.

We have a broad range of customers from those looking for value, to customers seeking specific attribute products, to those seeking to eat healthier. We believe the majority of our customers are initially attracted to our stores by our fresh produce, which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We drive customer traffic by aggressively promoting produce and other items through weekly advertisements designed primarily to reach the everyday supermarket shopper. Through department-specific promotions, in-store signage, and customer education, many customers begin to shop new departments and try new products. Over time, through customer service and engagement, targeted marketing, and increased knowledge of our product offering, we believe that customers will shop with greater frequency throughout the entire store.

Sustainability and Social Responsibility

Central to our identity is a genuine commitment to sustainability and social responsibility. We care deeply about the health and well-being of our customers, team members, communities and our world.  We are committed to operating our business in a way that respects social and environmental welfare.

Hunger Relief and Waste Management

In the United States, approximately 40% of all food grown goes uneaten and ends up in landfills, while one in seven Americans is food insecure at some point throughout a given year.  We are committed to eliminating food waste and fighting hunger in the communities we serve.  We’ve taken great strides to ensure that each of our stores and distribution centers has a food recovery program in place.  In 2017, Sprouts rescued and repurposed nearly 50 million pounds of food.

Every day, Sprouts team members gather product that may no longer be in retail condition, but remains wholesome to consume, through our Food Rescue Program.  In 2017, Sprouts stores and distribution centers donated the equivalent of 19 million meals to hunger relief agencies.  Our annual Grab’N’Give campaign funded by contributions from our customers generated over 325,000 personal care and emergency food bags for those in need. Sprouts was proud to once again be named a Leadership Partner by Feeding America in 2017 for our commitment to help those facing hunger in our communities.

Food that did not meet our Food Rescue Program donation guidelines was sent to local farms through our Food Waste to Farms Program.  In 2017, our stores diverted more than 30 million pounds of food waste to these farms to provide a low-cost feed source for local farmers. As part of our further effort to combat waste, during 2017 we recycled more than 80 million pounds of cardboard. These waste reduction initiatives reduce our environmental footprint and waste management expenditures and take Sprouts closer to our commitment to “zero waste”.

Refrigeration and Energy Management

Sprouts has a robust refrigeration and energy management plan in place to reduce fugitive refrigeration emissions and reduce energy consumption in our stores. In 2017, we conducted our first annual greenhouse gas emissions inventory and identified areas of opportunity within our operations and supply chain.  In 2017, the Environmental Protection Agency (referred to as the “EPA”) recognized 76 Sprouts stores with “GreenChill” certifications; the GreenChill program is a partnership between the EPA and food retailers to reduce refrigerant emissions and decrease their impact on the ozone layer and climate change.

To further reduce energy consumption in our stores, Sprouts implemented a program engaging our approximately 27,000 team members to “Save Green”.  The Save Green program is a team member engagement tool aimed at reducing energy consumption and costs through best practices.  Sprouts also embeds green building practices into our new stores and remodels that lead to long-term reduced energy consumption and cost.  Some examples include daylight harvesting, LED lighting and energy management systems to control refrigeration and HVAC.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on giving locally in the areas of health education and access to nutrition and healthy food. Our Foundation relies on donations from Sprouts, as well as our vendors and customers, to support non-profit organizations that are stewards of health and wellness in the communities where our team members and customers live, work and play.

Our Foundation has multi-year partnerships with six organizations that are committed to making a meaningful difference in the lives of children, individuals and families.

•	REAL School Gardens builds learning gardens in low-income elementary schools that enhance student learning and provide health nutrition education.
•	Vitamin Angels provides access to life saving vitamins and minerals for at-risk populations in need, particularly pregnant women, new mothers and children.
•	Denver Urban Gardens funds community gardens and school-based nutrition education in neighborhoods with limited resources.
•	Soil Born Farms Urban Agriculture & Education provides school-based gardening, teacher training and nutrition education for low-income schools in Sacramento County.
•	Spaces of Opportunity South Phoenix Urban Farm is an 18-acre community garden that will broaden access to healthy, nutritious foods in the heart of South Phoenix.
•	Autism Speaks provides resources for adults and children affected by autism.

Collectively, our Foundation donated over $1.7 million to these organizations in 2017.

In 2017, our Foundation began the Neighborhood Grants program to distribute donations received from Sprouts and our customers entirely in the communities in which the donations were collected. With grants ranging from $2,500 to $10,000, our Foundation contributed $430,000 to 58 local non-profit organizations aligned with its goal to create stronger and healthier communities. Our Foundation and stores also contributed financial and in-kind donations to those impacted by natural disasters during 2017 in Florida, Texas and California. Our stores and engaged team members also contribute to healthy environments through in-kind support and volunteerism at community events.

Growing Our Business

We believe we are well-positioned to capitalize on two powerful, long-term consumer trends—a growing interest in health and wellness and a focus on value and are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expand our store base. We intend to continue expanding our store base by pursuing new store openings in existing markets, expanding into adjacent markets and penetrating new markets. We have opened 32, 36 and 27 new stores in fiscal 2017, 2016 and 2015, respectively.  We expect to continue to expand our store base with 30 store openings planned in fiscal 2018, including our initial expansion into Maryland, Pennsylvania, South Carolina, and Washington, we have opened four stores in 2018 as of February 20. We intend to open approximately 30 new stores annually over the near term, with approximately 60-65% in existing markets.

The below diagram shows our store footprint, by state, as of December 31, 2017.

Continue positive comparable store sales. For 43 consecutive quarters, including throughout the economic downturn from 2008 to 2010, stores under our management have achieved positive comparable store sales growth. We believe the consistency of our performance over time and across geographies and vintages is the result of a number of factors, including our distinctive value positioning and merchandising strategies, product innovation and a well-trained staff focused on customer education and engagement. We believe we can continue to grow the number and size of customer transactions by enhancing our core value proposition and distinctive customer-oriented shopping experience. We aim to grow our average ticket by continuing to expand and refine our fresh, natural and organic product offering, our private label program, our targeted and personalized marketing efforts and our in-store and digital education. We believe these factors, combined with the continued strong growth in fresh, natural and organic food consumption, will allow Sprouts to gain new customers, increase customer loyalty and, over time, convert single-department customers into core customers who shop Sprouts with greater frequency and across an increasing number of departments.

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

Train Future Leaders. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 27,000 team members. In 2017, we promoted more than 5,600 team members. We regularly assess prevailing wages in the markets in which we operate and offer competitive wages and benefits as we believe active, educated and passionate team members contribute to consumer satisfaction. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates that share our passion for Healthy Living for Less and training our team members on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every department in every store. Our team members are trained and empowered to proactively engage with customers throughout the entire store. This includes investing time to educate them on the benefits of different vitamins, sharing ways to prepare a meal or cutting a piece of produce or opening a package to offer customers product tastings throughout the store. We consider customer education and engagement to be particularly important as many conventional supermarket customers that have not shopped our stores believe that eating healthy is expensive and difficult.

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

We currently anticipate opening approximately 30 new Sprouts Farmers Market stores per year going forward based on our new store site selection analysis. We expect to open approximately 60-65% of our new stores in existing markets and approximately one-third in new markets, as we believe this provides for a good balance, given that our new stores in existing markets mature more quickly than those in new markets.  This mix allows us to focus our resources on developing our new markets so they begin with a solid foundation.

See “Properties” for additional information with respect to our store locations.

Our Competition and Industry

We operate within the intensely competitive and highly fragmented grocery store industry which encompasses a wide array of food retailers, including large conventional independent and chain supermarkets, warehouse clubs, small grocery and convenience stores, and natural and organic, specialty, mass, discount and other food retail and online formats. According to the Progressive Grocer, U.S. supermarket sales totaled over $668 billion in 2016. Based on our industry experience, we believe we are capturing significant market share from conventional supermarkets and specialty concepts in this supermarket segment.

While the natural and organic food segment is one of the fastest growing segments in the industry, conventional supermarkets have experienced overall share decline from approximately 73% in 2005 to approximately 63% in 2016, according to the Progressive Grocer, as customers have migrated to other grocery retail formats. Conventional supermarket customers are attracted to unique product offerings, formats and differentiated shopping experiences. Based on our industry experience, we also believe consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. This overall demand for healthy products is driven by many factors, including increased awareness about the benefits of eating healthy, a greater focus on preventative health measures, and the rising costs of health care. We believe customers are attracted to retailers with comprehensive health and wellness product offerings. As a result, food retailers are offering an increased assortment of fresh, natural and organic foods as well as vitamins and supplements to meet this demand.

Our competitors include conventional supermarkets such as Kroger, Albertsons and Safeway, and other food retailers such as Whole Foods, Natural Grocers by Vitamin Cottage and Trader Joe’s, as well as mass or discount retailers, warehouse membership clubs, online retailers, specialty stores, restaurants, and home delivery and meal solution companies. We believe Sprouts offers consumers a compelling value relative to our competitors and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of products along with exceptional customer engagement.

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

Information Technology Systems

We have made significant investments in information technology infrastructure and business systems, including point-of-sale, data warehouse, labor management, purchasing, inventory control, demand forecasting, financial and reporting systems. Our recent investments have focused on solutions to enhance our operational productivity, optimize our labor, maintain our in-stock positions and forecast our customer demand, while maintaining our high quality and value proposition.  All of our stores operate under one integrated information technology platform which allows for our current and future store growth. We will continue making investments in our current information technology infrastructure and invest in systems that scale to support our growth and add efficiencies to our growing operations.

Regulatory Compliance

Our stores are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, environmental protection, licensing for the sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies, including the Food and Drug Administration (referred to as the “FDA”), the Federal Trade Commission (referred to as the “FTC”), the U.S. Department of Agriculture (referred to as the “USDA”), the Consumer Product Safety Commission (“referred to as the CPSC”) and the EPA.

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (referred to as “FDCA”). Similarly, the USDA’s Food Safety Inspection Service is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

Congress amended the FDCA in 2011 through passage of the Food Safety Modernization Act (referred to as “FSMA”), which greatly expanded FDA’s regulatory obligations over all actors in the supply chain. Industry actors continue to determine the best pathways to implement FSMA’s regulatory mandates and FDA’s promulgating regulations throughout supply chains, as most requirements are now in effect. Such regulations mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.

The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts labeling, ingredient statement, allergen disclosures. FDA also regulates the use of structure/function claims, health claims and nutrient content claims. Additional in-store labeling requirements, such as disclosure of calories and other nutrient information for frequently sold items are scheduled to go into effect in 2018. In addition, compliance dates on various nutrition initiatives that will impact many actors in our supply chain, such as in relation to partially hydrogenated oils and new nutritional labeling guidelines, are scheduled to go into effect beginning 2018 and scheduled into 2021.

Dietary Supplements. The FDA has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. Congress amended the FDCA in 1994 through passage of the Dietary Supplement Health and Education Act (referred to as “DSHEA”), which greatly expanded FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became its own regulated commodity while also allowing structure/function claims on products. However, no statement on a dietary supplement may expressly or implicitly represent that it will diagnose, cure, mitigate, treat or prevent a disease.

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

Employees

As of December 31, 2017, we had approximately 27,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

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

Business and Operating Risks

Our continued growth depends on new store openings, and our failure to successfully open new stores could negatively impact our business.

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon a number of factors, including our ability to effectively achieve a level of cash flow or obtain necessary financing to support our expansion; find suitable sites for new store locations; negotiate and execute leases on acceptable terms; secure and manage the inventory necessary for the launch and operation of our new stores; hire, train and retain skilled team members; promote and market new stores; and address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions. Our ability to grow through strategic acquisitions will depend upon our ability to identify suitable targets and negotiate acceptable terms and conditions for their acquisition, as well as our ability to obtain financing for such acquisitions, integrate the acquired stores into our existing store base and retain the customers of such stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth strategy.

We opened 32 and 36 stores in fiscal 2017 and 2016, respectively, and we intend to open approximately 30 new stores annually over the near term. However, we cannot assure you that we will achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

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

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 34% and 33% of our total purchases in each of fiscal 2017 and 2016, respectively. We also have commitments in place with KeHE to order certain amounts of our distribution-sourced organic and natural produce, and to maintain certain minimum average annual store purchase volumes, including for any new stores we open. Our current primary contractual relationship with KeHE continues through May 2018. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of KeHE to deliver product to our stores in quantities that meet our requirements may materially and adversely affect our operating results while we establish alternative distribution channels. Another 4% of our total purchases in each of fiscal 2017 and 2016 were made through our secondary supplier, UNFI. Our current contractual relationship with UNFI continues through December 31, 2018. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic.  Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

We self-distribute our produce through our two distribution centers located in Arizona and Texas and three third-party distribution centers, with two located in California and one located in Georgia. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements, shipping or infrastructure problems, or contractual disputes with third-party service providers could adversely impact our ability to distribute produce to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason, causing delays in shipment of produce to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, unexpected delays in deliveries from vendors that ship directly to our stores or increases in transportation costs (including through increased fuel costs) could have a material adverse effect on our financial condition, results of operations and cash flows. Labor shortages or work stoppages in the transportation industry, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries or increased costs could negatively affect our business.

Disruptions to, or security breaches involving, our information technology systems could harm our ability to run our business.

We rely extensively on information technology systems for point of sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, catastrophic events, and usage errors by our team members. In March 2016, an email “phishing” scam was perpetrated against one of our team members, who inadvertently disclosed 2015 W-2 statements of our team members to an unauthorized third party purporting to be one of our executive officers. We worked with the FBI and the IRS to investigate this crime and to determine the best ways to protect team member tax information, and offered credit monitoring services to impacted team members. As described under “Legal Proceedings,” we are subject to four complaints related to this scam, each on behalf of a purported class of our current and former team members whose personally identifiable information was inadvertently disclosed; these matters are covered by our cyber insurance, subject to applicable deductibles.  Additionally, in January 2013, we discovered sophisticated malware installed on certain credit card “pin pads” in a limited number of our stores designed to illegally access our customers’ credit card information. We have implemented numerous additional security protocols since these attacks in order to further tighten security and continue to maintain a customary cyber insurance policy, but there can be no assurance similar breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy.

Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, team members and others; face costly litigation, enforcement actions and penalties; and our reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any security breach or other material interruption in the information technology systems we rely on may have a material adverse effect on our business, operating results and financial condition.

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

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we prepare and/or sell or involving vendors that supply us with products could result in the discontinuance of sales of these products or our relationship with such vendors or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to damage to our reputation and product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets.

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

As of December 31, 2017, we had outstanding indebtedness of $348.0 million under our credit agreement (referred to as the “Credit Facility”). We may incur additional indebtedness in the future, including borrowings under our Credit Facility. Our indebtedness, any additional indebtedness we may incur or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

We operate in the highly competitive retail food industry. Our competitors include supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily product selection and quality, customer engagement, store format, location, price and delivery options. Our success depends on our ability to offer products and services that appeal to our customers’ preferences, and our failure to offer such products or services could lead to a decrease in our sales. To the extent that our competitors lower prices, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to perishable, prepared and specialty foods, including fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 24% of our net sales in both fiscal 2017 and 2016, respectively. Although we have not experienced difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

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

As of December 31, 2017, we operated 108 stores in California, making California our largest market representing 38% of our total stores in fiscal 2017. We also have store concentration in Texas, Arizona and Colorado, operating 42, 34 and 32 stores in those states, respectively, and representing 15%, 12% and 11% of our total stores in fiscal 2017, respectively. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; wage increases; changes in economic conditions; floods, prolonged droughts or other severe weather conditions; and other catastrophic occurrences, such as wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

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

We utilize natural gas, water, sewer and electricity in our stores and use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events will increase the costs of operating our stores. Although fuel prices declined during the second half of 2014 and persisted through 2017, our shipping costs also may increase if fuel and freight prices increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition, results of operations and cash flows.

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

Enforcement. Both FDA and USDA have broad authority to enforce their applicable provisions relating to the safety, labeling, manufacturing and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of food from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts.

Dietary Supplement Risks. As a retailer of dietary supplements our sales of dietary supplements are regulated by FDA. However, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers for selling products that fail to adhere to requirements under FDCA, as amended by DSHEA. While FDCA provides FDA with the authority to remove products from the market that are adulterated or misbranded, state actors, such as the New York Attorney General, and the Plaintiffs’ Bar have been targeting retailers and manufacturers of dietary supplements for failing to adhere to current good manufacturing practices and for false or misleading product statements.

Advertising and Product Claims Risks. In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition), and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Organic and GMO Claims. We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. Additionally, the USDA has been directed, through legislation passed in July 2016, to promulgate regulations within two years requiring the disclosure of the presence of genetically modified ingredients in food. While it is uncertain whether USDA will meet the July 2018 statutory deadline, we along with our suppliers, will likely have one to three years to implement promulgating regulations.

FSMA Implementation Costs. FSMA directed an historic shift at FDA from the Agency reacting to and solving problems in the food supply chain to preventing contamination of food before it occurs. FSMA accomplished this goal by overhauling FDA’s current food safety program by requiring all actors in the food supply chain to expand their safety programs and record keeping processes. We predict that FSMA’s continued implementation and FDA’s own development in understanding effective ways to enforce FSMA provisions could delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

Third-Party Risks. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

We are also subject to laws and regulations more generally applicable to retailers. Compliance with or changes to such laws and regulations may increase our costs, limit or eliminate our ability to sell certain products or otherwise adversely affect our business, reputation, results of operations, financial condition or cash flows.

We are subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

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

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or executive or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs; result in our unintended misinterpretation or noncompliance; expose us to litigation; require the reformulation of certain products or alternative sourcing from domestic suppliers or otherwise to meet new standards, regulations or trade restrictions; require the recall or discontinuance of certain products not able to be reformulated or alternatively sourced in compliance with new regulations or restrictions; impose additional recordkeeping; expand documentation of the properties of certain products; necessitate expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for inventories, goodwill and intangible assets, store closures, leases, insurance, income taxes, stock-based compensation and accounting for mergers and acquisitions, are complex and involve subjective judgments. Changes in these rules or their interpretation may necessitate changes to our financial statement presentation and significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported financial condition and results of operations.

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

We have a significant amount of goodwill and other intangible assets. As of December 31, 2017, we had goodwill and intangible assets of approximately $368.1 million and $196.2 million, respectively, which represented approximately 23% and 12% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2015, 2016 and 2017, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us or our competitors;
•	fluctuations in stock market prices and trading volumes of securities of similar companies;
•	sales, or anticipated sales, of large blocks of our stock;
•	short selling of our common stock by investors;
•	additions or departures of key personnel;
•	new store openings or entry into new markets by us or by our competitors;
•	regulatory or political developments;
•	changes in accounting principles or methodologies;
•	litigation and governmental investigations;
•	acquisitions by us or by our competitors;
•	actions taken by activist shareholders; and
•	general financial market conditions or events.

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

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders. Our corporate governance documents include the following provisions:

•	creating a classified board of directors (referred to as the “Board”) whose members serve staggered three-year terms;
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

Our business could be impacted as a result of actions by activist shareholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions, which may include private engagement, publicity campaigns, proxy contests, efforts to force transactions not supported by our board of directors, and litigation, could be costly and time-consuming, may not align with our strategic plan and could divert the time and attention of our board of directors and management from our business. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our stock price, relationships with vendors, customers, prospective and current team members and others.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2017, we had 285 stores located in fifteen states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	4	Nevada	8
Arizona	34	New Mexico	7
California	108	North Carolina	1
Colorado	32	Oklahoma	10
Florida	4	Tennessee	6
Georgia	16	Texas	42
Kansas	5	Utah	5
Missouri	3

In fiscal 2017, we opened 32 new stores, and in fiscal 2016 we opened 36 new stores. As of February 20, 2018, we have opened four stores in fiscal 2018, bringing our total store count to 289.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 15 year term with four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. In fiscal 2017, we remodeled nine stores and in fiscal 2018, we plan to remodel approximately 13 stores.

As of December 31, 2017, we leased our two distribution warehouses, as well as our current corporate office in Phoenix, Arizona, from unaffiliated third parties. Information about such facilities is set forth in the table below:

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  Our company has appealed the order granting remand to the Ninth Circuit Court of Appeals.  On May 25, 2017, our company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  Our company answered the complaint on September 28, 2017.  Our company will continue to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

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

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market for each full quarterly period for fiscal years 2016 and 2017.

	High	Low
2016
First quarter	$30.00	$21.18
Second quarter	$29.37	$21.10
Third quarter	$24.52	$18.70
Fourth quarter	$22.63	$18.88

	High	Low
2017
First quarter	$23.67	$17.38
Second quarter	$25.98	$19.30
Third quarter	$24.92	$18.48
Fourth quarter	$25.00	$17.55

The closing price of our common stock as of February 20, 2018 was $26.00 per share, and the number of stockholders of record of our common stock as of February 20, 2018 was 40. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following tables provide information about our share repurchase activity for each share repurchase program.

2016 Common Stock Share Repurchase Program

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
2016
Third quarter	3,189,818	$19.93	3,189,818	$186,428,090
Fourth quarter	5,072,973	$20.98	5,072,973	$80,000,000
2017
First quarter	4,099,936	$19.51	4,099,936	$-
Total	12,362,727	$20.22	12,362,727	$-

2017 Common Stock Share Repurchase Program

Period (3)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Approximate dollar value of shares that may yet be purchased under the plans or programs (4)
2017
Second quarter	1,787,328	$22.38	1,787,328	$210,000,000
Third quarter	3,249,204	$22.16	3,249,204	$138,000,000
Fourth quarter	560,351	$20.33	560,351	$126,600,000
Total	5,596,883	$22.05	5,596,883

Share repurchase activity during the fourth fiscal quarter of 2017 was as follows:

Period (5)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Approximate dollar value of shares that may yet be purchased under the plans or programs (4)
Oct. 2, 2017 - Oct. 29, 2017	—	—	—	$138,000,000
Oct. 30, 2017 - Nov. 26, 2017	560,351	$20.33	560,351	$126,600,000
Nov. 27, 2017 - Dec. 31, 2017	—	—	—	$126,600,000
Total	560,351	$20.33	560,351

(1)	Periodic information is presented by reference to our quarterly periods during fiscal years 2016 and 2017.
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

(3)	Periodic information is presented by reference to our quarterly periods during fiscal year 2017.

(4)

On February 20, 2017, our board of directors authorized a new $250 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2018, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

(5)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of 2017.

Subsequent to the end of the year and through February 20, 2018, the Company has repurchased 1.2 million shares of common stock for a total investment of $30 million. On February 20, 2018, the Company’s board of directors authorized a new $350 million share repurchase program for its common stock, for an aggregate authorization of $447 million. The shares may be purchased on a discretionary basis from time to time through December 31, 2019, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 1, 2013 (the date our stock began trading on the Nasdaq Global Select Market) and December 31, 2017, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

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

Item 6.	Selected Financial Data

	Fiscal 2017(5)	Fiscal 2016(4)	Fiscal 2015(3)	Fiscal 2014(2)	Fiscal 2013(1)
	(dollars in thousands, except per share data)
Statements of Income Data:
Net sales	$4,664,612	$4,046,385	$3,593,031	$2,967,424	$2,437,911
Cost of sales, buying and occupancy	3,314,487	2,864,379	2,541,403	2,082,221	1,712,644
Gross profit	1,350,125	1,182,006	1,051,628	885,203	725,267
Direct store expenses	962,894	828,943	706,044	581,621	496,183
Selling, general and administrative expenses	148,408	126,929	106,412	95,397	81,795
Store pre-opening costs	11,627	12,974	8,616	7,749	5,734
Store closure and other costs	1,126	228	1,802	725	2,051
Income from operations	226,070	212,932	228,754	199,711	139,504
Interest expense	(21,177)	(14,794)	(17,723)	(25,063)	(37,203)
Other income	625	454	443	596	487
Loss on extinguishment of debt	—	—	(5,481)	(1,138)	(18,721)
Income before income taxes	205,518	198,592	205,993	174,106	84,067
Income tax provision(7)	(47,078)	(74,286)	(77,002)	(66,414)	(32,741)
Net income	$158,440	$124,306	$128,991	$107,692	$51,326
Per Share Data:
Net income per share—basic	$1.17	$0.84	$0.84	$0.72	$0.38
Net income per share—diluted	$1.15	$0.83	$0.83	$0.70	$0.37
Weighted average shares outstanding— basic	135,169	147,311	153,099	149,751	134,622
Weighted average shares outstanding— diluted	137,884	149,653	155,877	154,328	139,765

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014 (2)	Fiscal 2013(1)
Comparable store sales growth	2.9%	2.7%	5.8%	9.9%	10.7%
Stores at end of period	285	253	217	191	167
Other Operating Data:
Stores at beginning of period	253	217	191	167	148
Opened	32	36	27	24	19
Closed	—	—	(1)	—	—
Stores at end of period(6)	285	253	217	191	167
Gross square feet at end of period	8,054,720	7,070,248	5,976,780	5,252,851	4,582,743
Average store size at end of period (gross square feet)	28,262	27,946	27,572	27,502	27,442

	As of
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013(1)
Balance Sheet Data
Cash and cash equivalents	$19,479	$12,465	$136,069	$130,513	$77,652
Total assets	1,581,603	1,439,893	1,426,364	1,368,407	1,171,450
Total capital and finance lease obligations, including current portion	134,727	129,736	130,472	150,698	119,572
Total long-term debt, including current portion	348,000	255,000	160,000	255,691	310,286
Total stockholders’ equity	650,694	672,909	822,992	685,389	513,771

(1)

Fiscal 2013 selling, general and administrative expense included $3.2 million for IPO related bonuses and $2.0 million for expenses related to our November 2013 secondary offering. Fiscal 2013 includes 52 weeks.

(2)

Fiscal 2014 selling, general and administrative expense included $2.6 million for expenses related to our April 2014 secondary offering and our August 2014 secondary offering. Fiscal 2014 includes 52 weeks.

(3)	Fiscal 2015 includes 53 weeks.
(4)	Fiscal 2016 includes 52 weeks.
(5)	Fiscal 2017 includes 52 weeks.
(6)	During each of fiscal 2014 and 2016, we also relocated one store.
(7)

Fiscal 2017 income tax provision included an $18.7 million benefit related to the implementation of the Tax Cuts and Jobs Act in the fourth quarter and a $9.9 million benefit related to the implementation of ASU 2016-09 “Compensation – Stock Compensation, effective January 2, 2017.”

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that specializes in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 285 stores in 15 states as of December 31, 2017, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 20, 2018, we have grown to 289 stores in 15 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through December 31, 2017, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open 30 new stores in 2018, of which four have opened through February 20, 2018, and approximately 30 new stores per year for the near term.

We also believe we can continue to deliver positive comparable store sales growth by enhancing our core value proposition and distinctive customer-oriented shopping experience, as well as through expanding and refining our fresh, natural and organic product offerings, our targeted and personalized marketing efforts and our in-store and digital customer engagement. We are committed to growing the Sprouts brand by supporting our stores, product offerings and corporate partnerships, including the expansion of innovative marketing and promotional strategies through print, digital and social media platforms.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2017 was a 52-week year ending on December 31, 2017. Fiscal 2016 was a 52-week year ending on January 1, 2017 and fiscal 2015 was a 53-week year ending on January 3, 2016. In the discussion below, we discuss the impact of the 53rd week of fiscal 2015 on our financial results.

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

We monitor our comparable store sales growth to evaluate and identify trends in our sales performance. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales on the day of closure. This practice may differ from the methods that other retailers use to calculate similar measures. We use comparable store sales to calculate pro forma comparable store sales growth, when applicable.

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

Store closure and other costs

We recognize a reserve for future operating lease payments associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining non-cancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Changes in closed store reserve estimates are classified as store closure and other costs in the consolidated statements of operations.  See Note 16, “Closed Store Reserves” for additional information.

Factors Affecting Comparability of Results of Operations

Additional Week in 2015

Fiscal 2015 consisted of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in “—Comparison of Fiscal 2016 to Fiscal 2015” below.

April 2015 Refinancing

In April 2015, we completed a transaction in which we refinanced our debt (referred to as the “April 2015 Refinancing”), as further discussed in “—Liquidity and Capital Resources” below. The April 2015 Refinancing resulted in decrease in borrowings, a reduction in interest rate and the recording of a loss on extinguishment of debt.

Adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”

As a result of the adoption, we recognized excess tax benefits related to the exercise of stock options in our income tax provision during fiscal 2017 (see Note 17, “Income Taxes”). Prior to the adoption, these items were recorded in Additional Paid-in Capital. During 2017, excess tax benefits were classified as an operating activity in the consolidated statement of cash flows, along with other income tax cash flows. Prior to adoption, excess tax benefits were classified as a financing activity. We have made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in no cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate (see Note 3, “Significant Accounting Policies”).

2017 Tax Cuts and Jobs Act

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. Substantially all the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017. The most significant changes that impact the Company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. In a manner consistent with ASC 740-10-25-47, the effect of a change in tax law or rates shall be recognized at the date of enactment, accordingly, the Company accounted for the corporate federal income tax rate reduction in the fourth quarter of 2017 (see Note 17, “Income Taxes”).

Results of Operations for Fiscal 2017, 2016 and 2015

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Fiscal 2015 consisted of 53 weeks, while each of fiscal 2017 and fiscal 2016 consisted of 52 weeks.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$4,664,612	$4,046,385	$3,593,031
Cost of sales, buying and occupancy	3,314,487	2,864,379	2,541,403
Gross profit	1,350,125	1,182,006	1,051,628
Direct store expenses	962,894	828,943	706,044
Selling, general and administrative expenses	148,408	126,929	106,412
Store pre-opening costs	11,627	12,974	8,616
Store closure and other costs	1,126	228	1,802
Income from operations	226,070	212,932	228,754
Interest expense	(21,177)	(14,794)	(17,723)
Other income	625	454	443
Loss on extinguishment of debt	—	—	(5,481)
Income before income taxes	205,518	198,592	205,993
Income tax provision	(47,078)	(74,286)	(77,002)
Net income	$158,440	$124,306	$128,991

Weighted average shares outstanding	135,169	147,311	153,099
Dilutive effect of equity-based awards	2,715	2,342	2,778
Weighted average shares and equivalent shares outstanding	137,884	149,653	155,877
Diluted net income per share	$1.15	$0.83	$0.83

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Other Operating Data:
Comparable store sales growth	2.9%	2.7%	5.8%
Stores at beginning of period	253	217	191
Opened	32	36	27
Closed	—	—	(1)
Stores at end of period	285	253	217

Comparison of Fiscal 2017 to Fiscal 2016

Net sales

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Net sales	$4,664,612	$4,046,385	$618,227	15%
Comparable store sales growth	2.9%	2.7%

Net sales during 2017 totaled $4.7 billion, increasing 15% over the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened in the last twelve months. Comparable stores contributed approximately 87% of total sales for 2017 and approximately 88% for the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Net sales	$4,664,612	$4,046,385	$618,227	15%
Cost of sales, buying and occupancy	3,314,487	2,864,379	450,108	16%
Gross profit	1,350,125	1,182,006	168,119	14%
Gross margin	28.9%	29.2%	(0.3)%

Gross profit increased during 2017 compared to 2016 by $168.1 million, $180.0 million was as a result of increased sales volume, offset by $11.9 million due to a slight decrease in gross margin. Gross margin decreased due to the competitive environment in the first half of 2017, as well as higher occupancy costs.

Direct store expenses

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Direct store expenses	$962,894	$828,943	$133,951	16%
Percentage of net sales	20.6%	20.5%	0.1%

Direct store expenses increased $134.0 million, including $69.9 million related to stores opened since 2016, and $64.1 million related to stores operated prior to 2016. Direct store expenses, as a percentage of net sales, increased 10 basis points. This primarily reflects higher benefit costs and depreciation associated with new stores and strategic initiatives, partially offset by labor productivity improvement and other operating efficiencies.

Selling, general and administrative expenses

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$148,408	$126,929	$21,479	17%
Percentage of net sales	3.2%	3.1%	0.1%

The increase in selling, general and administrative expenses primarily reflects a $12.8 million increase in compensation expense (including bonus expense), a $5.3 million increase in advertising, and $6.4 million of increases in other corporate expenses, commensurate with store growth and improved company performance. These increases were partially offset by $3.0 million in one-time costs associated with the Executive Chairman of the Board’s retirement in the prior year.

Store pre-opening costs

	Fiscal 2017	Fiscal 2016	Change	% Change (1)
	(dollars in thousands)
Attributable to 2016 store openings	$—	11,859	$(11,859)	(100)%
Attributable to 2017 store openings	9,859	1,115	8,744	784%
Attributable to planned 2018 store openings	1,768	—	1,768	n/m
Total store pre-opening costs	$11,627	$12,974	$(1,347)	(10)%
Percentage of net sales	0.2%	0.3%	(0.1)%
(1) Change calculation is not meaningful ("n/m").

Store pre-opening costs in 2017 included $9.9 million related to opening 32 stores during 2017 and $1.7 million associated with stores expected to open subsequent to year end. Store pre-opening costs in 2016 included $11.9 million related to opening 36 stores during that period, including costs for stores acquired during the year, and $1.1 million associated with stores opened after 2016.

Store closure and other costs

Store closure and other costs were $1.1 million for 2017 and $0.2 million for 2016.

During the third quarter of 2017, 14 of our stores were affected by hurricanes in three states.  Although physical damage was minimal, the stores experienced loss of business due to temporary closures, inventory loss and additional expenses to clean up and power the stores.  These costs, net of insurance recovery, totaled $0.7 million.

Interest expense

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Capital and financing leases	$11,660	$10,423	$1,237	12%
Long-term debt	8,438	3,468	4,970	143%
Deferred financing costs / Original issuance discount	463	463	-	0%
Interest rate swap	9	-	9	n/m
Other	607	440	167	38%
Total Interest Expense	$21,177	$14,794	$6,383	43%

The increase in interest expense is due to higher principal balances on Credit Facility and additional capital and financing leases recorded during 2017.

Income tax provision

	Fiscal 2017		Fiscal 2016		Change	% Change
	(dollars in thousands)
Income tax provision	$47,078	22.9%	$74,286	37.4%	$(27,208)	(37)%
Impact of Tax Act	18,693	9.1%	—	0.0%	18,693	n/m
Income tax provision excluding impact of Tax Act	$65,771	32.0%	$74,286	37.4%	$(8,515)	(11)%
Income tax rate	22.9%		37.4%		-14.5%

Income tax provision decreased to $47.1 million for 2017 from $74.3 million for 2016 and our effective income tax rate decreased to 22.9% in 2017 from 37.4% in 2016. The decrease in the income tax provision and effective income tax rate are primarily related to a one-time tax benefit of $18.7 million associated with the reduction in the corporate federal income tax rate from 35% to 21% as a result of the enactment of the Tax Act, combined with the recognition of $9.9 million excess tax benefits related to the exercise or vesting of equity based awards in the income tax provision resulting from the adoption of ASU 2016-09. See Note 3, “Significant Accounting Policies” and Note 17, “Income Taxes.”

Net income

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Net income	$158,440	$124,306	$34,134	27%
Percentage of net sales	3.4%	3.1%	0.3%

Net income increased $34.4 million as a result of higher sales and gross profit, combined with a lower income tax provision discussed above. Net income as a percentage of net sales increased due to the lower effective tax rate, partially offset by lower gross margin and higher compensation and benefits costs.

Diluted earnings per share

	Fiscal 2017	Fiscal 2016	Change	% Change
	(shares in thousands)
Diluted earnings per share	$1.15	$0.83	$0.32	38%
Diluted weighted average shares outstanding	137,884	149,653	(11,769)

Earnings per share for 2017 included a benefit of $0.14 per share for the 2017 effect of the Tax Act.

Earnings per share included a benefit of $0.04 per share for 2017 and $0.03 per share for 2016 related to the share repurchase program.

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

The increase in selling, general and administrative expenses included $3.0 million for costs associated with the Executive Chairman of the Board’s retirement and $4.9 million for increases in stock compensation costs, primarily related to executive changes.  Excluding these items, the increase in selling, general and administrative expense was $12.6 million or 11.8%.

Store pre-opening costs

	Fiscal 2016	Fiscal 2015	Change	% Change
	(dollars in thousands)
Attributable to 2015 store openings	$—	$7,166	$(7,166)	(100)%
Attributable to 2016 store openings	11,859	1,450	10,409	718%
Attributable to planned 2017 store openings	1,115	—	1,115	n/m
Total store pre-opening costs	$12,974	$8,616	$4,358	51%
Percentage of net sales	0.3%	0.2%	0.1%

Store pre-opening costs in 2016 included $11.9 million related to opening 36 stores during 2016 and $1.1 million associated with stores expected to open subsequent to year end. Store pre-opening costs in 2015 included $7.2 million related to opening 27 stores during that period and $1.4 million associated with stores opened after 2015.

Store closure and other costs

Store closure and other costs were $0.2 million for 2016 and $1.8 million for 2015. Store closure and other costs for 2015 included $1.1 million for the relocation of our support office and adjustments for prior reserves.

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

Diluted earnings per share

	Fiscal 2016	Fiscal 2015	Change
	(shares in thousands)
Diluted earnings per share	$0.83	$0.83	$—
Diluted weighted average shares outstanding	149,653	155,877	(6,224)

Earnings per share for 2016 included a benefit of $0.03 per share related to the share repurchase program.

Quarterly Financial Data

The following table sets forth certain of our unaudited consolidated statements of operations data for each of the fiscal quarters in 2017 and 2016.

	Fiscal Quarter Ended
	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016
	(dollars in thousands, except per share amounts)
Net sales	$1,143,933	$1,206,059	$1,183,975	$1,130,645	$985,700	$1,035,801	$1,031,643	$993,241
Gross profit	$324,444	$346,409	$341,986	$337,286	$278,178	$291,513	$305,802	$306,513
Income from operations	$37,084	$53,004	$63,471	$72,511	$30,187	$41,447	$63,462	$77,836
Net income	$39,699	$31,486	$40,968	$46,287	$17,005	$23,885	$37,209	$46,207
Net income per share:
Basic	$0.30	$0.23	$0.30	$0.34	$0.12	$0.16	$0.25	$0.31
Diluted	$0.29	$0.23	$0.29	$0.33	$0.12	$0.16	$0.25	$0.30

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

Our calculation of ROIC for the fiscal years indicated was as follows:

	2017	2016	2015 (1)
	(dollars in thousands)
Net income	$158,440	$124,306	$128,991
Income Tax Adjustment from Tax Act (2)	(18,693)	—	—
Interest expense, net of tax (3)	14,373	9,876	11,296
Net operating profit after tax (NOPAT)	$154,120	$134,182	$140,287

Total rent expense, net of tax (3)	82,285	65,886	55,250
Estimated depreciation on capitalized operating leases, net of tax (3)	(36,205)	(28,990)	(24,310)
Estimated interest on capitalized operating leases, net of tax (3) (4)	46,080	36,896	30,940
NOPAT, including effect of capitalized operating leases	$200,200	$171,078	$171,227

Average working capital	5,652	77,273	148,368
Average property and equipment	668,576	546,652	472,189
Average other assets	570,859	584,945	583,943
Average other liabilities	(158,193)	(121,724)	(103,714)
Average invested capital	$1,086,894	$1,087,146	$1,100,786

Average estimated asset base of capitalized operating leases	968,201	838,200	704,802
Average invested capital, including the effect of capitalized operating leases	$2,055,095	$1,925,346	$1,805,588

ROIC	14.2%	12.3%	12.7%
ROIC, including the effect of capitalized operating leases	9.7%	8.9%	9.5%

(1)	Fiscal 2015 includes 53 weeks.
(2)	$18.7 million income tax credit related to the Tax Act, see Note 17, “Income Taxes.”

(3)	Net of tax amounts are calculated using the effective tax rate for the period presented.
(4)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash and cash equivalents at end of period	$19,479	$12,465	$136,069
Cash provided by operating activities	$309,567	$254,351	$239,898
Cash used in investing activities	$(198,594)	$(180,803)	$(128,312)
Cash used in financing activities	$(103,959)	$(197,152)	$(106,030)

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

Operating Activities

Cash flows from operating activities increased $55.2 million to $309.6 million for 2017 compared to $254.4 million for 2016. The increase in cash flows from operating activities is the result of higher net sales and pretax income reflecting higher gross profit due to store and sales growth, working capital improvements, higher noncash depreciation and amortization expense, partially offset by lower noncash deferred income taxes as the result of the Tax Act.

Cash flows from operating activities increased $14.5 million to $254.4 million for 2016 compared to $239.9 million for 2015. The increase in cash flows from operating primarily relates to working capital improvements and higher non-cash expense depreciation and amortization expenses, partially offset by lower net income in 2016.

Cash flows provided by/ (used in) operating activities from changes in working capital was $19.3 million in 2017, compared to ($18.2) million in 2016 and ($12.5) million in 2015. The increase in cash flows from operating activities for changes in working capital in 2017, compared to 2016 was primarily due to working capital improvements as a result of operating efficiencies achieved through our strategic initiatives, as well as a net increase in accounts payable and accrued liabilities and compensation related accruals in line with improved performance and company growth.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $198.6 million, $180.8 million, and $128.3 million for 2017, 2016, and 2015, respectively. The increase in cash flows used in investing activities in each of these periods is primarily due to capital investments in new stores combined with store remodels and other store-level capital projects.

We expect capital expenditures to be in the range of $165 - $170 million in 2018, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Credit Facility.

Financing Activities

Cash flows used in financing activities were $104.0 million for 2017 compared to $197.2 million for 2016. During 2017, cash flows used in financing activities consisted of $203.4 million for stock repurchases, $4.2 million cash paid for capital and financing lease obligations, partially offset by $93 million of net borrowings on the Credit Facility, $9.3 million in proceeds from the exercise of stock options and $1.3 million from cash received from landlords related to finance lease obligations.
During 2016, cash flows used in financing activities consisted of $294.3 million for stock repurchases, $4.4 million cash paid for capital and financing lease obligations, partially offset by $95 million of net borrowings on the Credit Facility, $3.7 million of excess tax benefits from the exercise of stock options and $2.7 million in proceeds from the exercise of stock options.

Cash flows used in financing activities were $106.0 million for 2015. During 2015, cash flows used in financing activities consisted of $261.3 million cash paid on our term loan, $25.7 million for stock repurchases, $4.1 million cash paid for capital and financing lease obligations and $1.9 million payments of deferred financing costs, partially offset by $160 million of net borrowings on our Credit Facility, $20.0 million of excess tax benefits from the exercise of stock options, $6.6 million in proceeds from the exercise of stock options and $0.4 million from cash received from landlords related to finance lease obligations.

Long-term Debt and Credit Facilities

Long-term debt increased $93.0 million to $348.0 million as of December 31, 2017, compared to January 1, 2017. The increase in 2017, compared to 2016, resulted primarily from $93.0 million of net borrowings under our Credit Facility used in our share repurchase programs.

Long-term debt increased $95.0 million to $255.0 million as of January 1, 2017, compared to January 3, 2016. The increase in 2016, compared to 2015, resulted primarily from $95.0 million of net borrowings under our Credit Facility used in our share repurchase programs.

See Note 12, “Long-Term Debt” of our audited consolidated financial statements for a description of our Credit Facility and our Former Credit Facility (as defined therein).

Share Repurchase Program

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, the Company’s board of directors authorized a new $250 million common stock share repurchase program, of which

$126.6 million remained available as of December 31, 2017. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of December 31, 2017 (in thousands):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	250,000	250,000	—
February 20, 2017	December 31, 2018	$250,000	$123,400	$126,600

The shares under the repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate us to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Credit Facility to assist with the repurchase program authorized on September 6, 2016. See Note 12, “Long-Term Debt” of our audited consolidated financial statements, contained elsewhere in this Annual Report on Form 10-K, for more details.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 31, 2017	January 1, 2017
Number of common shares acquired	9,696,819	13,242,483
Average price per common share acquired	$20.98	$22.22
Total cost of common shares acquired	$203,392	$294,265

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to December 31, 2017 and through February 20, 2018, we repurchased an additional 1.2 million shares of common stock for a total investment of $30.4 million year-to-date.

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

We were in compliance with all applicable covenants under the Credit Agreement as of December 31, 2017.

Our Credit Agreement is defined and more fully described in Note 12, “Long-Term Debt” of our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
$450.0 million Credit Facility (1)	$348,000	$—	$348,000	$—	$—
Interest payments on $450 million Credit Facility (2)	33,102	11,427	17,327	4,348	—
Capital and financing lease obligations(3)	136,289	16,833	32,418	29,342	57,696
Operating lease obligations(3)	1,596,197	142,620	306,824	289,927	856,826
Purchase commitments(4)	63,544	10,814	35,952	16,778	—
Totals(5)	$2,177,132	$181,694	$740,521	$340,395	$914,522

(1)

The Credit Facility is scheduled to mature and the commitments thereunder will terminate on April 17, 2020, subject to extensions as set forth in the Credit Agreement. These borrowings are reflected in the “4-5 Years” column and discussed in the financing activities section above. See Note 12, “Long-Term Debt” to our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(2)

Represents estimated interest payments through maturity date of April 17, 2020 on our Credit Facility based on the outstanding amounts as of December 31, 2017 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for capital and financing and operating leases. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.3 million for years one to three, $1.7 million for years four to five, and $1.5 million for the period beyond five years.

(4)	Consists primarily of purchase commitments under noncancelable service and supply contracts.
(5)

As of December 31, 2017, we had recorded $42.5 million of liabilities related to our self-insurance programs. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include, but are not limited to, those related to inventory, lease assumptions, self-insurance reserves, sublease assumptions for closed stores, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and derivatives, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note 3, “Significant Accounting Policies” to the audited consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or net realizable value. The cost method is used for warehouse perishable and store perishable department inventories by assigning costs to each of these items based on a first-in, first-out (referred to as “FIFO”) basis (net of vendor discounts).

The Company’s non-perishable inventory is valued at the lower of cost or net realizable value using weighted averaging, the use of which approximates the FIFO method.

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 31, 2017 and January 1, 2017.

Equity-Based Compensation

Under the provisions of ASC 718, equity-based compensation expense is measured at the grant date, based on the fair value of the award. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our equity-based compensation expense.

We will continue to use judgment in evaluating the assumptions related to our equity-based compensation on a prospective basis. If any of the assumptions used in the Black-Scholes model for options valuation change significantly, equity-based compensation for future awards may differ materially compared with the awards granted previously. Refer to Note 25, “Equity-Based Compensation” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these assumptions.

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

Significant estimates and assumptions are made in connection with the estimated reporting unit and intangible asset fair values, including projected cash flows, the timing of projected cash flows and applicable discount rates. In the event actual results vary from our estimates and assumptions, or if we change our estimates and assumptions, we may be required to record a goodwill or intangible assets impairment charge.

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2017, 2016 or 2015 because the fair value of those assets was substantially above carrying value.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate.

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

Interest Rate Sensitivity

We have a Credit Facility that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $255.0 million principal outstanding under our Credit Facility as of January 1, 2017, each hundred basis point change in LIBOR would result in a change in interest expense by $2.6 million annually. We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the five outstanding swaps at December 31, 2017 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $348.0 million principal outstanding under our Credit Facility as of December 31, 2017, each hundred basis point change in LIBOR would result in a change in interest expense by $1.0 million annually. See Note 12, “Long-Term Debt” to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for details on our Credit Facility.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 22, “Derivative Financial Instruments”).

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries as of December 31, 2017 and January 1, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

PricewaterhouseCoopers LLP (signed)

Phoenix, Arizona

February 22, 2018

We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,479	$12,465
Accounts receivable, net	25,893	25,228
Inventories	229,542	204,464
Prepaid expenses and other current assets	24,593	21,869
Total current assets	299,507	264,026
Property and equipment, net of accumulated depreciation	713,031	604,660
Intangible assets, net of accumulated amortization	196,205	197,608
Goodwill	368,078	368,078
Other assets	4,782	5,521
Total assets	$1,581,603	$1,439,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$244,853	$213,926
Accrued salaries and benefits	45,623	32,859
Current portion of capital and financing lease obligations	9,238	12,370
Total current liabilities	299,714	259,155
Long-term capital and financing lease obligations	125,489	117,366
Long-term debt	348,000	255,000
Other long-term liabilities	130,640	116,200
Deferred income tax liability	27,066	19,263
Total liabilities	930,909	766,984
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 132,823,981 shares issued and outstanding, December 31, 2017; 140,256,313 shares issued and outstanding, January 1, 2017	132	140
Additional paid-in capital	620,788	597,269
Accumulated other comprehensive loss	(784)	—
Retained earnings	30,558	75,500
Total stockholders’ equity	650,694	672,909
Total liabilities and stockholders’ equity	$1,581,603	$1,439,893

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Net sales	$4,664,612	$4,046,385	$3,593,031
Cost of sales, buying and occupancy	3,314,487	2,864,379	2,541,403
Gross profit	1,350,125	1,182,006	1,051,628
Direct store expenses	962,894	828,943	706,044
Selling, general and administrative expenses	148,408	126,929	106,412
Store pre-opening costs	11,627	12,974	8,616
Store closure and other costs	1,126	228	1,802
Income from operations	226,070	212,932	228,754
Interest expense	(21,177)	(14,794)	(17,723)
Other income	625	454	443
Loss on extinguishment of debt	—	—	(5,481)
Income before income taxes	205,518	198,592	205,993
Income tax provision	(47,078)	(74,286)	(77,002)
Net income	$158,440	$124,306	$128,991
Net income per share:
Basic	$1.17	$0.84	$0.84
Diluted	$1.15	$0.83	$0.83
Weighted average shares outstanding:
Basic	135,169	147,311	153,099
Diluted	137,884	149,653	155,877

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Net income	$158,440	$124,306	$128,991

Other comprehensive loss, net of tax
Unrealized losses on cash flow hedging activities, net of income tax of $(271), $0, and $0	(784)	—	—
Total other comprehensive loss	$(784)	$—	$—

Comprehensive income	$157,656	$124,306	$128,991

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 28, 2014	151,833,334	$152	$543,048	$142,189	$—	$685,389
Net income	—	—	—	128,991	—	128,991
Issuance of shares under stock plans	1,812,829	2	6,318	—	—	6,320
Repurchase and retirement of common stock	(1,068,279)	(1)	—	(25,734)	—	(25,735)
Excess tax benefit for exercise of options	—	—	20,009	—	—	20,009
Equity-based compensation	—	—	8,018	—	—	8,018
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$—	$822,992
Net income	—	—	—	124,306	—	124,306
Issuance of shares under stock plans	666,841	—	2,740	—	—	2,740
Repurchase and retirement of common stock	(13,242,483)	(13)	—	(294,252)	—	(294,265)
Excess tax benefit for exercise of options	—	—	3,737	—	—	3,737
Equity-based compensation	—	—	13,399	—	—	13,399
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$—	$672,909
Net income	—	—	—	158,440	—	158,440
Other comprehensive loss	—	—	—	—	(784)	(784)
Issuance of shares under stock plans	2,144,669	2	9,298	—	—	9,300
Repurchase and retirement of common stock	(9,696,819)	(10)	—	(203,382)	—	(203,392)
Equity-based compensation	—	—	14,221	—	—	14,221
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Cash flows from operating activities
Net income	$158,440	$124,306	$128,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	96,744	80,414	69,169
Accretion of asset retirement obligation and closed store reserve	243	309	344
Amortization of financing fees and debt issuance costs	463	463	742
Loss on disposal of property and equipment	1,623	439	1,512
Equity-based compensation	14,221	13,399	8,018
Loss on extinguishment of debt	—	—	5,481
Deferred income taxes	7,803	20,663	15,581
Changes in operating assets and liabilities:
Accounts receivable	(4,920)	(4,803)	(5,622)
Inventories	(25,079)	(39,030)	(22,641)
Prepaid expenses and other current assets	(2,733)	1,419	(12,042)
Other assets	(114)	13,018	(481)
Accounts payable and other accrued liabilities	39,244	22,118	26,782
Accrued salaries and benefits	12,764	2,142	1,030
Other long-term liabilities	10,868	19,494	23,034
Cash flows from operating activities	309,567	254,351	239,898
Cash flows from investing activities
Purchases of property and equipment	(198,624)	(181,018)	(125,313)
Proceeds from sale of property and equipment	30	706	2,708
Purchase of leasehold interests	—	(491)	(5,707)
Cash flows used in investing activities	(198,594)	(180,803)	(128,312)
Cash flows from financing activities
Proceeds from revolving credit facility	153,000	105,000	260,000
Payments on revolving credit facility	(60,000)	(10,000)	(100,000)
Payments on term loan	—	—	(261,250)
Payments on capital and financing lease obligations	(4,192)	(4,364)	(4,142)
Payments of deferred financing costs	—	—	(1,896)
Cash from landlord related to financing lease obligations	1,325	—	419
Repurchase of common stock	(203,392)	(294,265)	(25,735)
Proceeds from exercise of stock options	9,300	2,740	6,565
Excess tax benefit for exercise of stock options	—	3,737	20,009
Cash flows used in financing activities	(103,959)	(197,152)	(106,030)
Increase / (Decrease) in cash and cash equivalents	7,014	(123,604)	5,556
Cash and cash equivalents at beginning of the period	12,465	136,069	130,513
Cash and cash equivalents at the end of the period	$19,479	$12,465	$136,069
Supplemental disclosure of cash flow information
Cash paid for interest	$20,759	$14,537	$17,455
Cash paid for income taxes	33,475	46,083	40,656
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$17,869	$23,228	$16,196
Property acquired through capital and financing lease obligations	23,882	4,332	10,125

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, baked goods, dairy products, frozen foods, beer and wine, natural body care and household items catering to consumers’ growing interest in health and wellness. As of December 31, 2017, the Company operated 285 stores in 15 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

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

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2017	2016	2015
Perishables	50.0%	50.4%	50.8%
Non-Perishables	50.0%	49.6%	49.2%

All dollar amounts are in thousands, unless otherwise indicated.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2017 ended on December 31, 2017 and included 52-weeks. Fiscal year 2016 ended on January 1, 2017 and included 52-weeks, while fiscal year 2015 ended on January 3, 2016 and included 53-weeks. Fiscal years 2017, 2016, and 2015 are referred to as 2017, 2016, and 2015.

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include, but are not limited to: inventory valuations, lease assumptions, sublease assumptions for closed stores, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, fair values of equity-based awards and derivatives, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits in transit includes sales through the end of the period, the majority of which were paid with credit and debit cards and settle within a few days of the sales transactions. The amounts due from banks for these transactions at each reporting date were as follows:

	As Of
	December 31, 2017	January 1, 2017
Due from banks for debit and credit card transactions	$51,825	$43,015

Accounts Receivable

Accounts receivable generally represent billings to vendors for earned rebates, advertising and other items and landlords for tenant allowances. Accounts receivable also represent receivables from the Company’s insurance carrier for payments expected to be made in excess of self-insured retentions. When a specific account is determined uncollectible, the net recognized receivable is written off.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or net realizable value. The cost method is used for warehouse and store perishable department inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts).

The Company’s non-perishable inventory is valued at the lower of cost or market using weighted averaging, the use of which approximates the FIFO method.

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 31, 2017 and January 1, 2017.

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

The following table includes the estimated useful lives of certain of our asset classes:

Computer hardware and software	3 to 5 years
Furniture, fixtures and equipment	7 to 20 years
Leasehold improvements	up to 15 years
Buildings	40 years

Store development costs, which include costs associated with the selection and procurement of real estate sites, are also included in property and equipment. These costs are included in leasehold improvements and are amortized over the remaining lease term of the successful sites with which they are associated.

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in its current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments and estimates of other occupancy costs after the cease use date, less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known considering timing of new information regarding the market, subleases or other lease updates. Adjustments in the closed store reserves are recorded in “store closure and other costs” in the accompanying consolidated statements of operations.  See Note 16, “Closed Store Reserves.”

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance programs to provide for costs associated with general liability, workers’ compensation and team member health benefits. Liabilities for self-insurance reserves are estimated through consideration of various factors, which include historical claims experience, demographic factors, severity factors and other actuarial assumptions. Amounts expected to be recovered from insurance companies are included in the liability, with a corresponding amount recorded in accounts receivable.

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

Goodwill is evaluated for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company follows a two-step quantitative goodwill impairment test to determine if goodwill is impaired. The first step of the quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying value, no further analysis or impairment of goodwill is required. If the carrying value of the Company’s reporting unit exceeds its fair value, the fair value of the reporting unit would be allocated to the reporting unit’s assets and liabilities based on the relative fair value, with goodwill written down to its implied fair value, if necessary.

Indefinite-lived assets are evaluated for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation for its indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill. If the Company’s qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required and the asset is not impaired. Otherwise, the Company compares the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

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

We have had no goodwill impairment charges for the past three fiscal years. See Note 7, “Intangible Assets” and Note 8, “Goodwill” for further discussion.

The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and is amortized on a straight-line basis over an estimated useful life of 10 years from the date of its acquisition by the Company. Favorable and unfavorable leasehold interests are amortized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment and finite-lived intangible assets, for potential impairment each quarter based on whether certain triggering events have occurred or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  These events include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or a significant negative industry or economic trend. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during 2017, 2016 or 2015.

Deferred Financing Costs

The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Credit Facility and Former Credit Facility (as defined in Note 12, “Long-Term Debt”), deferred financing costs are amortized on a straight-line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as loss on extinguishment of debt. The current and noncurrent portions of deferred financing costs are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying consolidated balance sheets.

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

For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year. The Company expensed $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively, for contingent rent.

Financing Lease Obligations

Financing lease obligations are recorded for store building leases in which the Company was deemed to be the owner during the construction period under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the property at the end of the construction period, which include either an affiliate guaranty or contingent collateral. As a result, in accordance with applicable accounting guidance, buildings and related assets subject to the leases are reflected on the Company’s balance sheets and depreciated over their remaining useful lives. The present value of the lease payments associated with these buildings is recorded as financing lease obligations.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments, impairment analysis of goodwill, intangible assets, and long-lived assets and in the valuation of store closure and exit costs.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments.

Derivative Financial Instruments

We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our financial statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate our hedge based on the exposure we are hedging. For qualifying cash flow hedges, we record changes in fair value in other comprehensive income (OCI). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged item’s effect on earnings.

We review the effectiveness of our hedging instruments quarterly. We recognize changes in the fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. We discontinue hedge accounting for any hedge that is no longer evaluated to be highly effective.

We do not enter into derivative financial instruments for trading or speculative purposes, and we monitor the financial stability and credit standing of our counterparties in these transactions.

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes equity-based compensation cost as expense over the vesting period. As equity-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. See Note 25, “Equity-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of equity-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of operations. The grant date fair value of restricted stock units (“RSUs”), performance share awards (“PSAs”), and restricted stock awards (“RSAs”) is based on the closing price per share of the Company’s stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

Revenue Recognition

Revenue is recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the discounted products are sold. Sales taxes are not included in revenue. Proceeds from the sale of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. Beginning in 2015, the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate.

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

Our largest supplier accounted for approximately 34%, 33% and 31% of total purchases during 2017, 2016, and 2015, respectively.

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

The Company charges third-parties to place advertisements in the Company’s in-store guide and circulars. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $42.3 million, $37.0 million and $32.0 million for 2017, 2016 and 2015, respectively.

Store Pre-Opening Costs

Store pre-opening costs include rent expense during construction of new stores and costs related to new store openings, including costs associated with hiring and training personnel and other miscellaneous costs. Store pre-opening costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. Changes in recognition or measurement are reflected in the period in which the judgment occurs.

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

Comprehensive Income

Comprehensive income consists of net income and the unrealized gains or losses on derivative instruments that qualify for and have been designated as cash flow hedges, for all periods presented.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017. As a result of the adoption, the Company recognized excess tax benefits related to the exercise of options in its income tax provision during fiscal 2017 (see Note 17, “Income Taxes”). Prior to the adoption, these items were recorded in Additional Paid-in Capital. The Company has elected to prospectively apply the amendments related to classifying cash flows related to excess tax benefits as an operating activity. During 2017, excess tax benefits were classified as an operating activity on the consolidated statement of cash flows, along with other income tax cash flows. The Company has made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in no cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and hedging (Topic 815): Targeted improvements to accounting for hedging activities.” The amendments in this update expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments in this update are effective for the Company for its fiscal year 2019, however, the Company has elected to early-adopt. Adoption of the guidance took place prospectively during 2017, and the adoption did not have a material effect on the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. This guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company will adopt using the modified retrospective approach and does not expect this ASU to materially impact the Company’s consolidated financial statements. The most significant impact will be related to additional disclosures and the addition of a disaggregated revenue footnote. The disaggregated revenue footnote, as well as additional disclosures, will first be disclosed in the 2018 Form 10-Q for the first quarter.

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

No other new accounting pronouncements issued or effective during fiscal 2017 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	December 31, 2017	January 1, 2017
Vendors	$15,355	$13,686
Landlords	4,290	2,583
Insurance	1,137	3,803
Other	5,111	5,156
Total	$25,893	$25,228

The Company had recorded allowances for certain vendor receivables of $0.1 million at both December 31, 2017 and January 1, 2017.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 31, 2017	January 1, 2017
Prepaid rent	$14,785	$12,971
Prepaid expenses	$9,354	$6,288
Income tax receivable	—	2,148
Other current assets	454	462
Total	$24,593	$21,869

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	December 31, 2017	January 1, 2017
Land and Buildings	$151,309	$130,821
Furniture, fixtures and equipment	491,990	400,724
Leasehold improvements	401,237	321,730
Construction in progress	52,100	49,263
Total property and equipment	1,096,636	902,538
Accumulated depreciation and amortization	(383,605)	(297,878)
Property and equipment, net	$713,031	$604,660

A summary of leased property and equipment under capital and financing lease obligations is as follows:

	As Of
	December 31, 2017	January 1, 2017
Capital Leases—Buildings
Gross asset balance	$16,745	$11,338
Accumulated depreciation	(4,257)	(3,133)
Net	$12,488	$8,205
Financing Leases
Gross asset balance	151,599	135,946
Accumulated depreciation	(17,941)	(14,681)
Net	$133,658	$121,265

Depreciation expense was $96.6 million, $80.2 million and $69.1 million for 2017, 2016 and 2015, respectively. Depreciation expense is primarily reflected in direct store expenses on the consolidated statements of operations.

7. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at January 3, 2016	Additions (1)	Balance at January 1, 2017
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	—	1,800
Leasehold interests	18,300	473	18,773
Total intangible assets	$205,060	$473	$205,533
Accumulated Amortization
Finite-lived trade names	$(645)	$(180)	$(825)
Leasehold interests	(5,814)	(1,286)	(7,100)
Total accumulated amortization	$(6,459)	$(1,466)	$(7,925)

	Balance at January 1, 2017	Additions	Balance at December 31, 2017
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	—	1,800
Leasehold interests	18,773	—	18,773
Total intangible assets	$205,533	$—	$205,533
Accumulated Amortization
Finite-lived trade names	$(825)	$(180)	$(1,005)
Leasehold interests	(7,100)	(1,223)	(8,323)
Total accumulated amortization	$(7,925)	$(1,403)	$(9,328)

(1)	Additions during 2016 represent leasehold interests as a result of adjustments to the leases acquired in 2015 and a lease acquired in 2016.

Amortization expense was $1.4 million, $1.5 million and $1.3 million for 2017, 2016 and 2015, respectively. Future amortization associated with the net carrying amount of finite-lived intangible assets is as follows:

2018	1,402
2019	1,386
2020	1,375
2021	1,339
2022	1,189
Thereafter	4,554
Total amortization	$11,245

The remaining weighted-average amortization period of leasehold interests acquired total 10.0  years. The remaining amortization period of the finite-lived trade name is 4.4 years.

8. Goodwill

The balance of our goodwill was $368.1 million as of December 31, 2017, January 1, 2017 and January 3, 2016. As of December 31, 2017, January 1, 2017 and January 3, 2016, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisition of Sunflower Farmers Market stores and Henry’s Farmers Market stores.

9. Other Assets

A summary of other assets is as follows:

	As Of
	December 31, 2017	January 1, 2017
Other assets	4,782	5,521

As of December 31, 2017, the other assets balance primarily consists of claim amounts in excess of self-insurance retentions to be paid by the Company’s insurance provider (see Note 14, “Self-Insurance Programs”), sublease deferred rent, and miscellaneous other assets.

10. Accounts Payable and Other Accrued Liabilities

A summary of other accrued liabilities is as follows:

	As Of
	December 31, 2017	January 1, 2017
Trade accounts payable	$119,034	$115,326
Accrued occupancy related (CAM, property taxes, etc.)	21,766	14,650
Self-insurance reserves	19,714	19,161
Capital expenditures	16,409	18,884
Distribution centers	15,980	8,349
Gift cards	13,099	12,264
Income taxes payable	3,391	—
Other	35,460	25,292
Total	$244,853	$213,926

11. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	December 31, 2017	January 1, 2017
Bonuses	16,957	8,168
Payroll	14,906	$12,972
Vacation	12,281	10,633
Other	1,479	1,086
Total	$45,623	$32,859

12. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	December 31, 2017	January 1, 2017
Senior secured debt
$450.0 million Credit Facility	April 17, 2020	Variable	$348,000	$255,000
Total debt			348,000	255,000
Long-term debt			$348,000	$255,000

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

The Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the borrowing capacity of the Credit Facility. Letters of credit totaling $27.5 million have been issued as of December 31, 2017, primarily to support the Company’s insurance programs.

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

During 2016, the Company borrowed $105.0 million to be used in connection with the Company’s -$250.0 million share repurchase program and made a total of $10.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $255.0 million at January 1, 2017. During 2017, the Company borrowed an additional $153.0 million to be used in connection with the Company’s $250.0 million share repurchase program (see Note 20, “Capital Stock”) and made a total of $60.0 million of principal payments; resulting in total outstanding debt under the Credit Facility of $348.0 million at December 31, 2017.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of December 31, 2017 and January 1, 2017.

13. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	December 31, 2017	January 1, 2017
Unamortized lease incentives	$60,942	$54,176
Deferred rent	28,791	24,581
Self-insurance reserves	22,756	22,399
Unfavorable leasehold interests	7,727	8,954
Other	10,424	6,090
Total	$130,640	$116,200

Unfavorable leasehold interests of $16.7 million were recognized in connection with previous business combinations in 2011 and 2012 and are being amortized on a straight-line basis over the term of the underlying leases.

14. Self-Insurance Programs

The Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. The Company establishes reserves for the ultimate obligation of reported and incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information, demographic factors, severity factors and other actuarial assumptions.

The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $2.6 million and a $6.1 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at December 31, 2017 and January 1, 2017, respectively. The Company expects $1.1 million of the 2017 receivable to be paid during 2018. See Note 10, “Accounts Payable and Other Accrued Liabilities,” and Note 13, “Other Long-Term Liabilities” for amounts recorded for general liability and workers’ compensation liabilities.

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

Total expense recorded for the matching under the Plan:

Year Ended
December 31, 2017	January 1, 2017	January 3, 2016
$4,067	$3,354	$2,656

16. Closed Store Reserves

A summary of closed store reserve activity is as follows:

	As Of
	December 31, 2017	January 1, 2017
Beginning balance	$1,083	$2,017
Additions	—	—
Usage	(492)	(998)
Adjustments	220	64
Ending balance	$811	$1,083

Usage during 2017 primarily related to lease payments made during the period for closed stores.

17. Income Taxes

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. Substantially all the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017.The most significant changes that impact the Company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. In a manner consistent with ASC 740-10-25-47, the effect of a change in tax law or rates shall be recognized at the date of enactment, accordingly, the Company accounted for the corporate federal income tax rate reduction in the fourth quarter of 2017.

The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the Tax Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (SAB 118) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for the Tax Act: (1) a company is complete with its accounting for certain effects of the Tax Act, (2) a company is able to determine a reasonable estimate for certain effects of the Tax Act and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

The Company has substantially completed the measurement and accounting of certain effects of the enactment of the Tax Act which have been reflected in the 2017 financial statements. The Company reduced its net deferred tax liability, resulting in a non-cash income tax benefit of approximately $18.7 million in the fourth quarter of 2017. The Company anticipates the issuance of guidance and regulations for various provisions in the Tax Act which may have an impact on the amounts reflected in the 2017 financial statements. The Company will evaluate future guidance and regulations and reflect changes in the financial statements in the period the accounting is completed.

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
U.S. Federal—current	$(31,667)	$(44,588)	$(51,322)
U.S. Federal—deferred	(6,551)	(19,293)	(15,155)
U.S. Federal—total	(38,218)	(63,881)	(66,477)
State—current	(7,337)	(9,036)	(9,619)
State—deferred	(1,523)	(1,369)	(906)
State—total	(8,860)	(10,405)	(10,525)
Total provision	$(47,078)	$(74,286)	$(77,002)

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Federal statutory rate	35.00%	35.00%	35.00%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	3.20	3.73	3.82
Tax Act benefit	(9.10)	—	—
Excess tax benefits from share based payments	(4.33)	—	—
Other, net	(1.86)	(1.32)	(1.44)
Effective tax rate	22.91%	37.41%	37.38%

The effective income tax rate decreased to 22.91% in 2017 from 37.41% in 2016 primarily due to the enactment of the Tax Act as disclosed above and the recognition of excess tax benefits related to the exercise or vesting of equity based awards in the income tax provision resulting from the adoption of ASU 2016-09.  See Note 3 “Significant Accounting Policies.” The effective income tax rate increased to 37.41% in 2016 from 37.38% in 2015 as a result of a slight decrease in tax credits and enhanced charitable food contribution deductions for 2016.

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from equity-based awards were $9.9 million for 2017 and are reflected as a reduction to the 2017 income tax provision. The income tax benefits resulting from equity-based awards were $3.7 million and $20.0 million for 2016 and 2015 and recorded in Additional Paid-in Capital under prior accounting guidance.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 31, 2017	January 1, 2017
Deferred tax assets
Employee benefits	$20,332	$26,650
Tax credits	410	408
Lease related	61,489	84,744
Other accrued liabilities	5,605	9,986
Charitable contribution carryforward	12,800	15,928
Inventories and other	1,844	2,087
Total gross deferred tax assets	102,480	139,803
Deferred tax liabilities
Depreciation and amortization	(109,245)	(137,230)
Intangible assets	(20,301)	(21,021)
Other	—	(815)
Total gross deferred tax liabilities	(129,546)	(159,066)
Net deferred tax (liability) / asset	$(27,066)	$(19,263)

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of December 31, 2017 and January 1, 2017.

The Company has state income tax credits of $0.4 million which are available to offset future state income taxes. These credits have no expiration date.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 31, 2017	January 1, 2017	January 3, 2016
Beginning balance	$819	$737	$626
Additions based on tax positions related to the current year	95	104	114
Reductions for tax positions for prior years	(120)	(22)	(3)
Ending balance	$794	$819	$737

At both December 31, 2017 and January 1, 2017, the Company had unrecognized tax benefits of $0.8 million (tax effected) that would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates an increase in the total amount of unrecognized tax benefits during the next twelve months related to depreciation for transaction cost allocation in the amount of $0.1 million.

The Company files income tax returns with federal and state tax authorities within the United States. The statute of limitations for income tax examinations remains open for federal tax returns for tax years 2014 through 2016 and state tax returns for the tax years 2013 through 2016.

18. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During 2017, 2016 and 2015, purchases from this company were $10.9 million, $9.8 million and $9.7 million, respectively. As of December 31, 2017, January 1, 2017 and January 3, 2016, the Company had no receivable recorded from this vendor. As of December 31, 2017, January 1, 2017 and January 3, 2016, the Company had recorded accounts payable due to this vendor of $0.7 million, $0.7 million and $0.7 million, respectively.

On November 3, 2015, the Company entered into an agreement to purchase an airplane from this board member for $7.5 million.  The transaction closed on December 17, 2015.

The Company’s former Executive Chairman of the Board has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During 2017, 2016 and 2015, purchases from this supplier and its predecessors were $6.3 million, $7.9 million and $6.5 million, respectively. As of December 31, 2017, January 1, 2017, January 3, 2016, the Company had no receivable recorded from this vendor. As of December 31, 2017, January 1, 2017, January 3, 2016, the Company had recorded accounts payable due to the supplier of $0.1 million, $0.3 million and $0.4 million, respectively. This Executive Chairman of the Board retired from our Board effective February 20, 2017.

19. Commitments and Contingencies

Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases had an average remaining lease term of approximately nine years as of December 31, 2017.

Rent expense charged to operations in 2017, 2016 and 2015 totaled $120.5 million, $104.8 million and $88.1 million, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at December 31, 2017 are as follows:

2018	$142,620
2019	153,583
2020	153,241
2021	148,970
2022	140,957
Thereafter	856,826
Total payments	$1,596,197

The Company has subtenant agreements under which it will receive rent as follows:

2018	$1,464
2019	1,208
2020	1,121
2021	882
2022	788
Thereafter	1,512
Total subtenant rent	$6,975

Capital and Financing Lease Commitments

The Company is committed under certain capital and financing leases for rental of buildings and equipment. These leases expire or become subject to renewal clauses at various dates from 2019 to 2034.

As of December 31, 2017, future minimum lease payments required by all capital and financing leases during the initial lease term are as follows:

Fiscal Year	Capital Leases	Financing Leases
2018	$2,069	$14,764
2019	1,912	14,344
2020	1,811	14,351
2021	1,811	13,656
2022	1,831	12,044
Thereafter	13,905	43,791
Total	23,339	112,950
Plus balloon payment (financing leases)	—	94,041
Less amount representing interest	(8,946)	(92,258)
Net present value of capital and financing lease obligations	14,393	114,733
Less current portion	(925)	(4,751)
Total long-term	$13,468	$109,982

The table above does not include $3.6 million of current financing lease obligations expected to pass sale-leaseback accounting during 2018. The final payment under the financing lease obligations is a noncash payment which represents the conveyance of the property to the buyer-lessor at the end of the lease term, described as balloon payment in the table above.

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

In addition to our lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2017, such future purchase commitments consisted of $63.5 million.

Commitments related to the Company’s business operations cover varying periods of time and are not individually significant. These commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial conditions.

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  The Company has appealed the order granting remand to the Ninth Circuit Court of Appeals.  On May 25, 2017, the Company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August

30, 2017.  The Company answered the complaint on September 28, 2017.  The Company will continue to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

20. Capital Stock

Common stock

As of December 31, 2017, 132,823,981 shares of the Company’s common stock were issued and outstanding, including 373,889 restricted shares, after the repurchase and retirement of 9,696,819 shares during 2017 and the repurchase and retirement of 13,242,483 shares during 2016, as described below. As of December 31, 2017, 5,809,319 shares of common stock are reserved for issuance under the 2013 Incentive Plan (see Note 25, “Equity-Based Compensation”). The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2017, 2016, and 2015.

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Options exercised	1,863,059	565,568	1,773,518

Share Repurchases

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, the Company’s board of directors authorized a new $250 million common stock share repurchase program. The following table outlines the share repurchase programs authorized by the Board, and the related repurchase activity and available authorization as of December 31, 2017 (in thousands).

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available

November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	250,000	250,000	—
February 20, 2017	December 31, 2018	$250,000	$123,400	$126,600

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The Board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Credit Facility to assist with the repurchase programs (see Note 12, “Long-Term Debt”).

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 31, 2017	January 1, 2017
Number of common shares acquired	9,696,819	13,242,483
Average price per common share acquired	$20.98	$22.22
Total cost of common shares acquired	$203,392	$294,265

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Basic net income per share:
Net income	$158,440	$124,306	$128,991
Weighted average shares outstanding	135,169	147,311	153,099
Basic net income per share	$1.17	$0.84	$0.84
Diluted net income per share:
Net income	$158,440	$124,306	$128,991
Weighted average shares outstanding	135,169	147,311	153,099
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	2,378	2,232	2,737
Restricted Stock Units	142	58	37
Restricted Stock Awards	119	17	—
Performance Share Awards	76	35	4
Weighted average shares and equivalent shares outstanding	137,884	149,653	155,877
Diluted net income per share	$1.15	$0.83	$0.83

The computation of diluted earnings per share for 2017 does not include 1,908,262 options, 10,364 RSUs, and 148,944 PSAs as those awards were antidilutive. The computation of diluted earnings per share for 2016 does not include 1,762,903 options, 14,404 RSUs, and 92,942 PSAs as those awards were antidilutive. The computation of diluted earnings per share for 2015 does not include 514,377 options as those options were antidilutive.

22. Derivative Financial Instruments

We have entered into an interest rate swap agreement in 2017 to manage our cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consists of five cash flow hedges. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the five outstanding swaps at December 31, 2017 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2018 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. We review the effectiveness of our hedging instruments on a quarterly basis.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

The following table summarizes the fair value of our derivative instruments (in thousands):

	Year Ended December 31, 2017		Year Ended January 1, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other Accrued and Long-term Liabilities	$1,064	- N/A -	$—

The gain or loss on these derivative instruments is recognized in OCI, with the portion related to current period interest payments reclassified to “Interest expense” in the Statements of Income. The following table summarizes these gains and losses for 2017 and 2016 (in thousands):

	Year Ended December 31, 2017	Year Ended January 1, 2017
Consolidated Statements of Income Classification
Interest Expense	$9	$—

23. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the year ended December 31, 2017 (in thousands):

Cash Flow Hedges
Balance at January 1, 2017	—
Other comprehensive loss before reclassifications	(1,064)
Amounts reclassified from accumulated other comprehensive loss	9
Total before tax	(1,055)
Tax benefit	271
Net current year other comprehensive loss	(784)
Balance at December 31, 2017	(784)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the Consolidated Statement of Operations.

24. Fair Value Measurements

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments, impairment analysis of goodwill, intangible assets, and long-lived assets and in the valuation of store closure and exit costs.

The following tables present our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and January 1, 2017 (in thousands):

Year Ended December 31, 2017	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$348,000	$—	$348,000
Interest rate swap liability	$—	$1,064	$—	$1,064
Closed store reserves	$—	$—	$811	$811
Total	$—	$349,064	$811	$349,875

Year Ended January 1, 2017	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$255,000	$—	$255,000
Interest rate swap liability	$—	$—	$—	$—
Closed store reserves	$—	$—	$1,083	$1,083
Total	$—	$255,000	$1,083	$256,083

The Company’s interest rate swaps are considered Level 2 in the hierarchy and are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which is readily available on public markets.

The determination of fair values of certain tangible and intangible assets for purposes of the Company’s goodwill impairment evaluation as described above is based upon Level 3 inputs. Closed store reserves are recorded at net present value to approximate fair value which is classified as Level 3 in the hierarchy. The estimated fair value of the closed store reserve is calculated based on the present value of the remaining lease payments and other charges using a weighted average cost of capital, reduced by estimated sublease rentals. The weighted average cost of capital is estimated using information from comparable companies and management’s judgment related to the risk associated with the operations of the stores.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of December 31, 2017 and January 1, 2017. The Company’s estimates of the fair value of long-term debt (including current maturities) were classified as Level 2 in the fair value hierarchy.

25. Equity-Based Compensation

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

The Company granted to certain officers and team members the following awards during 2017, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 3, 2017	RSUs	323,687	—	$18.11
	RSAs	288,746	—	$18.11
	PSAs	148,944	—	$18.11
March 27, 2017	RSUs	1,719	—	$22.54
May 12, 2017	RSUs	21,820	—	$23.89
August 11, 2017	RSUs	10,630	—	$24.14
November 10, 2017	RSUs	2,586	—	$20.80

The RSUs vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of its board of directors cliff vest in one year. The PSAs and RSAs are described below.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of December 31, 2017, 5,809,319 shares of common stock are reserved for issuance under the 2013 Incentive Plan.

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

There were no options granted during 2017. The estimated fair values of options granted during 2016 and 2015 range from $5.79 to $9.42, and were calculated using the following assumptions:

	2017	2016	2015
Dividend yield	-	0.00%	0.00%
Expected volatility	-	33.92% to 34.18%	30.61% to 32.51%
Risk free interest rate	-	1.18% to 1.32%	1.44% to 1.67%
Expected term, in years	-	3.53 to 4.50	4.31

The grant date weighted average fair value of the 0.5 million options issued but not vested as of December 31, 2017 was $7.25. The grant date weighted average fair value of the 1.2 million options issued but not vested as of January 1, 2017 was $7.02. The grant date weighted average fair value of the 2.1 million options issued but not vested as of January 3, 2016 was $6.32.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Grant date weighted average fair value of options granted	$—	$7.43	$6.22
Grant date weighted average fair value of options forfeited	$9.66	$8.60	$5.36

Expected volatility is calculated based upon historical volatility data from a group of comparable companies and the Company over a timeframe consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $31.6 million, $12.3 million, and $53.4 million for 2017, 2016, and 2015, respectively.

The following table summarizes option activity during 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	6,757,358	$12.57
Granted	—	—
Forfeited	(204,357)	35.08
Exercised	(1,863,059)	4.99		$31,627
Outstanding at December 31, 2017	4,689,942	14.60	2.61	$51,363
Exercisable—December 31, 2017	4,225,908	13.43	2.37	$50,970
Vested/Expected to vest—December 31, 2017	4,689,942	$14.60	2.61	$51,363

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

The estimated fair value of RSUs granted during 2017 and 2016 range from $18.11 to $28.21, and were calculated based on the closing price on the grant date.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2017, 2016, and 2015:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
RSUs awarded	$18.68	$27.93	$33.25

The following table summarizes RSU activity during 2017:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	274,457	$29.47
Awarded	360,442	18.68
Released	(137,560)	30.01
Forfeited	(48,692)	23.21
Outstanding at December 31, 2017	448,647	$21.31

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

PSAs granted in March 2017 are subject to the Company achieving certain earnings per share performance targets during 2017. The criteria is based on a range of performance targets in which grantees may earn between 10% and 150% of the base number of awards granted. If the performance conditions are met, the applicable number of performance shares will vest 50% on the second anniversary of the grant date (2019) and 50% on the third anniversary of the grant date (2020).

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

The estimated fair value of each performance share granted pursuant to PSAs during 2017 is $18.11, and was calculated based on the closing price on the grant date.

The total grant date fair value of PSAs granted during 2017 was $2.7 million. The total grant date fair value of PSAs vested during 2017 was $0.7 million. The total grant date fair value of performance shares forfeited during 2017 was $0.8 million. The total grant date fair value of the 0.2 million PSAs issued but not released as of December 31, 2017 was $5.2 million. Subsequent to December 31, 2017, the Company’s board of directors determined that the maximum level of the 2017 performance target was met, and accordingly, 150% of the performance shares will be granted.

The total grant date fair value of PSAs granted during 2016 was $2.6 million. There were no PSAs released during 2016. The total grant date fair value of performance shares forfeited during 2016 was $0.1 million. The total grant date fair value of the 0.1 million PSAs issued but not released as of January 1, 2017 was $2.6 million. During February 2017, the Company’s board of directors determined that the performance targets for the 2016 tranche were not met and 30,984 performance shares were not earned. During February 2018, the Company’s board of directors determined that the performance targets for the 2017 tranche were not met and an additional 30,980 performance shares were not earned.

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

The following table summarizes PSA activity during 2017:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	158,936	30.75
Awarded	148,944	18.11
Released	(21,050)	34.33
Forfeited	(24,349)	34.33
PSAs not earned	(30,984)	28.21
Outstanding at December 31, 2017	231,497	22.26

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. RSAs either vest ratably over a seven quarter period, beginning on December 31, 2016 or cliff vest on June 30, 2018 or vest annually over three years.

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

The estimated fair values of RSAs granted during 2017 is $18.11 per share of restricted stock, and was calculated based on the closing price on the grant date.

The total grant date fair value of RSAs granted during 2017 was $5.2 million. The total grant date fair value of shares of restricted stock released upon vesting during 2017 was $3.0 million. There were no RSAs forfeited during 2017. The total grant date fair value of the 352,847 shares of restricted stock issued but not released as of December 31, 2017 was $6.8 million.

The following table summarizes RSA activity during 2017:

	Number of RSAs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	187,101	$24.48
Awarded	288,746	18.11
Released	(123,000)	24.48
Forfeited	—	—
Outstanding at December 31, 2017	352,847	$19.27

Equity-Based Compensation Expense

Equity-based compensation expense was as follows:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Cost of sales, buying and occupancy	$1,039	$965	$681
Direct store expenses	1,444	1,345	1,103
Selling, general and administrative expenses	11,738	11,089	6,234
Total equity-based compensation expense	$14,221	$13,399	$8,018

The Company recognized income tax benefits of $5.6 million, $5.2 million and $3.1 million for 2017, 2016, and 2015, respectively.

As of December 31, 2017, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding equity-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$2,529	0.8
RSUs	5,485	1.4
PSAs	2,692	1.4
RSAs	5,040	1.9
Total unrecognized compensation expense at December 31, 2017	$15,746

During 2017, 2016 and 2015, the Company received $9.3 million, $2.7 million and $6.6 million in cash proceeds from the exercise of options, respectively.

During 2017, 2016 and 2015, the Company recorded $9.9 million, $3.7 million and $20.0 million of excess tax benefits from the exercise of options, respectively.

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

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and 2,601 RSAs, respectively. The Company recognized compensation expense of $3.8 million during the year ended December 31, 2017 related to the options and RSAs granted.

26. Subsequent Events

Subsequent to December 31, 2017, and through February 20, 2018, the Company repurchased an additional 1.2 million shares of common stock for $30.4 million. The Company borrowed an additional $3.0 million under its Credit Facility that was utilized in these repurchases, and made a $10.0 million principal payment, resulting in total outstanding debt under the Credit Facility of $341 million as of February 20, 2018.

On February 20, 2018, the Company’s board of directors authorized a new $350 million share repurchase program for its common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2019, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

We have adopted a Code of Ethics – Principal Executive Officer and Senior Financial Officers (referred to as the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. The Code is publicly available on our website at http://investors.sprouts.com/governance-information.

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

10.11	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (14)

10.12	Executive Severance and Change in Control Plan (15)

10.13	Aircraft Purchase Agreement, dated November 3, 2015, by and between Sprouts Farmers Markets Holdings, LLC and CJ Leasing Services LLC (15)

10.14	Offer Letter from Sprouts Farmers Market, Inc. to Brad Lukow, dated February 25, 2016 (16)

10.15†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (17)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted pursuant to a request submitted separately to the SEC.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2015, and incorporated herein by reference.
(10)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2015, and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2016, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, and incorporated herein by reference.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 22, 2018	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amin N. Maredia Amin N. Maredia	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2018

/s/ Bradley S. Lukow Bradley S. Lukow	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2018

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 22, 2018

/s/ Kristen E. Blum Kristen E. Blum	Director	February 22, 2018

/s/ Shon A. Boney Shon A. Boney	Director	February 22, 2018

/s/ Terri Funk Graham Terri Funk Graham	Director	February 22, 2018

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	February 22, 2018

/s/ Joseph O’Leary Joseph O’Leary	Director	February 22, 2018

/s/ Steven H. Townsend Steven H. Townsend	Director	February 22, 2018