Form 10-Q
period 2018-04-01
Sprouts Farmers Market, Inc.
filed 2018-05-03
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

As of May 1, 2018, the registrant had 131,846,682 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2018

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” ”Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,356	$19,479
Accounts receivable, net	26,746	25,893
Inventories	239,611	229,542
Prepaid expenses and other current assets	27,301	24,593
Total current assets	315,014	299,507
Property and equipment, net of accumulated depreciation	738,656	713,031
Intangible assets, net of accumulated amortization	195,855	196,205
Goodwill	368,078	368,078
Other assets	9,541	4,782
Total assets	$1,627,144	$1,581,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$270,385	$244,853
Accrued salaries and benefits	33,569	45,623
Current portion of capital and financing lease obligations	11,964	9,238
Total current liabilities	315,918	299,714
Long-term capital and financing lease obligations	122,833	125,489
Long-term debt	368,000	348,000
Other long-term liabilities	134,215	130,640
Deferred income tax liability	37,695	27,066
Total liabilities	978,661	930,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 131,860,411 shares issued and outstanding, April 1, 2018; 132,823,981 shares issued and outstanding, December 31, 2017	131	132
Additional paid-in capital	631,631	620,788
Accumulated other comprehensive income (loss)	2,536	(784)
Retained earnings	14,185	30,558
Total stockholders’ equity	648,483	650,694
Total liabilities and stockholders’ equity	$1,627,144	$1,581,603

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Net sales	$1,287,196	$1,130,645
Cost of sales, buying and occupancy	900,144	793,359
Gross profit	387,052	337,286
Direct store expenses	262,595	229,058
Selling, general and administrative expenses	41,447	32,168
Store pre-opening costs	3,320	3,458
Store closure and other costs	10	91
Income from operations	79,680	72,511
Interest expense	(6,065)	(4,738)
Other income	208	95
Income before income taxes	73,823	67,868
Income tax provision	(7,199)	(21,581)
Net income	$66,624	$46,287
Net income per share:
Basic	$0.50	$0.34
Diluted	$0.50	$0.33
Weighted average shares outstanding:
Basic	132,423	137,069
Diluted	133,752	140,147

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Net income	$66,624	$46,287

Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $1,148 and $0	3,320	—
Total other comprehensive income	$3,320	$—

Comprehensive income	$69,944	$46,287

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$—	$672,909
Net income	—	—	—	158,440	—	158,440
Other comprehensive income (loss)	—	—	—	—	(784)	(784)
Issuance of shares under stock plans	2,144,669	2	9,298	—	—	9,300
Repurchase and retirement of common stock	(9,696,819)	(10)	—	(203,382)	—	(203,392)
Equity-based compensation	—	—	14,221	—	—	14,221
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694
Net income	—	—	—	66,624	—	66,624
Other comprehensive income (loss)	—	—	—	—	3,320	3,320
Issuance of shares under stock plans	2,292,511	2	6,875	—	—	6,877
Repurchase and retirement of common stock	(3,329,409)	(3)	—	(82,997)	—	(83,000)
Equity-based compensation	—	—	3,968	—	—	3,968
Balances at April 1, 2018	131,413,194	$131	$631,631	$14,185	$2,536	$648,483

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities
Net income	$66,624	$46,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,810	22,622
Accretion of asset retirement obligation and closed store reserve	79	19
Amortization of financing fees and debt issuance costs	376	116
Loss on disposal of property and equipment	79	45
Equity-based compensation	3,968	2,446
Deferred income taxes	10,629	8,878
Changes in operating assets and liabilities:
Accounts receivable	(1,957)	213
Inventories	(10,069)	196
Prepaid expenses and other current assets	(2,135)	(1,350)
Other assets	(1,070)	(27)
Accounts payable and other accrued liabilities	18,637	31,547
Accrued salaries and benefits	(11,995)	(1,642)
Other long-term liabilities	4,511	5,187
Cash flows from operating activities	104,487	114,537
Cash flows from investing activities
Purchases of property and equipment	(44,158)	(57,205)
Proceeds from sale of property and equipment	—	30
Cash flows used in investing activities	(44,158)	(57,175)
Cash flows from financing activities
Proceeds from revolving credit facilities	40,000	60,000
Payments on revolving credit facilities	(20,000)	(30,000)
Payments on capital and financing lease obligations	(1,039)	(1,093)
Payments of deferred financing costs	(2,131)	—
Cash from landlords related to financing lease obligations	900	300
Repurchase of common stock	(83,000)	(80,000)
Proceeds from exercise of stock options	6,877	2,292
Other	(59)	—
Cash flows used in financing activities	(58,452)	(48,501)
Increase in cash and cash equivalents	1,877	8,861
Cash and cash equivalents at beginning of the period	19,479	12,465
Cash and cash equivalents at the end of the period	$21,356	$21,326

Supplemental disclosure of cash flow information
Cash paid for interest	$6,080	$4,435
Cash refunded for income taxes	—	(48)

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$25,068	$36,038
Property acquired through capital and financing lease obligations	5,019	3,167

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

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 (“fiscal year 2017”) included in the Company’s Annual Report on Form 10-K, filed on February 22, 2018.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending December 30, 2018 (“fiscal year 2018”) and fiscal year 2017 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

Certain reclassifications of amounts reported in prior periods have been made to conform with the current period presentation.

All dollar amounts are in thousands, unless otherwise noted.

2. Summary of Significant Accounting Policies

The Company has adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” in the first quarter of fiscal year 2018, with a date of initial application of January 1, 2018, using the modified retrospective approach. Comparative information presented has not been adjusted and continues to be reported under ASC 605.

The Company applied ASC 606 to all of its contracts with customers. As a result of the adoption, there is no impact to any financial statement line item, and the Company has recorded no impact to opening retained earnings as of January 1, 2018.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of April 1, 2018. The Company had a net gift card liability balance of $8.9 million as of April 1, 2018 and $13.1 million as of December 31, 2017. During the thirteen weeks ended April 1, 2018, the Company recognized $7.1 million in sales related to gift cards redeemed by customers.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue is recognized at the point of sale. The Company’s performance obligations are satisfied upon the transfer of goods to the customer, at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer and the performance obligation is satisfied by the Company.

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. As noted above, there is no impact to any financial statement line item as a result of the adoption, and the Company has recorded no impact to opening retained earnings as of January 1, 2018. The Company has added additional disclosures of disaggregated revenue by type in Note 13, “Segments.”

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of breakage for certain prepaid stored-value products.” ASU No. 2016-04 provides a narrow scope exception to the guidance in Subtopic 405-20 to require that stored-value breakage be accounted for consistently with the breakage guidance in Topic 606. The amendments in this update contain specific guidance for derecognition of prepaid stored-value product liabilities, thereby eliminating the current and potential future diversity. The guidance was effective for the Company for its fiscal year 2018. The Company adopted this guidance using the modified retrospective approach. As noted above, there is no impact to any financial statement line item as a result of the adoption, and the Company has recorded no impact to opening retained earnings as of January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update provides clarifications on the cash flow classification for eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. Adoption of this guidance took place during the first quarter of fiscal year 2018, using the retrospective transition method, and the adoption had no impact on the Company’s consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. Adoption of this guidance took place prospectively in fiscal year 2018, and the adoption did not have an impact on the Company’s consolidated financial statements or disclosures.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted

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

No other new accounting pronouncements issued or effective during the thirteen weeks ended April 1, 2018 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017:

April 1, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$368,000	$—	$368,000
Total liabilities	$—	$368,000	$—	$368,000

Interest rate swap asset	$—	$3,415	$—	$3,415
Closed store reserves	—	—	764	764
Total assets	$—	$3,415	$764	$4,179

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2017	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$348,000	$—	$348,000
Interest rate swap liability	—	1,064	—	1,064
Total liabilities	$—	$349,064	$—	$349,064

Closed store reserves	$—	$—	$811	$811
Total assets	$—	$—	$811	$811

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other accrued liabilities and, accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of April 1, 2018 and December 31, 2017.

4. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	April 1, 2018	December 31, 2017
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$368,000	$—
Former Credit Facility	April 17, 2020	Variable	—	348,000
Total debt			368,000	348,000
Long-term debt			$368,000	$348,000

Senior Secured Revolving Credit Facility

March 2018 Refinancing

On March 27, 2018, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) to amend and restate the Company’s existing senior secured credit facility, dated April 17, 2015 (the “Former Credit Facility”). The Amended and Restated Credit Agreement provides for a revolving credit facility with an initial aggregate commitment of $700.0 million, an increase from $450.0 million under the Former Credit Facility, which may be increased from time to time pursuant to an expansion feature set forth in the Amended and Restated Credit Agreement.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts are outstanding under the Former Credit Facility as of April 1, 2018.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $27.0 million have been issued as of April 1, 2018, primarily to support the Company’s insurance programs.

Guarantees

Obligations under the Amended and Restated Credit Agreement are guaranteed by the Company and all of its current and future wholly-owned material domestic subsidiaries (other than the borrower), and are secured by first-priority security interests in substantially all of the assets of the Company and its subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bear interest at LIBOR plus 1.50% per annum. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio.

The rate on approximately 70% of outstanding debt under the Amended and Restated Credit Agreement is fixed, due to certain floating to fixed swaps implemented in December 2017 (see Note 11, “Derivative Financial Instruments”).

Outstanding letters of credit under the Amended and Restated Credit Agreement are subject to a participation fee of 1.50% per annum and an issuance fee of 0.125% per annum.

Payments and Borrowings

The Amended and Restated Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on March 27, 2023, subject to extensions as set forth therein.

The Company may prepay loans and permanently reduce commitments under the Amended and Restated Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

During fiscal year 2017, the Company borrowed $153.0 million under the Former Credit Facility to be used in connection with the Company’s $250.0 million share repurchase program (see Note 9, “Stockholders’ Equity”) and made a total of $60.0 million of principal payments; resulting in total outstanding debt under the Former Credit Facility of $348.0 million at December 31, 2017. During the thirteen weeks ended April 1, 2018, the Company borrowed an additional $40.0 million and made a total of $20.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $368.0 million as of April 1, 2018.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Covenants

The Amended and Restated Credit Agreement contains financial, affirmative and negative covenants.  The negative covenants include, among other things, limitations on the Company’s ability to:

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

In addition, the Amended and Restated Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.25 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended April 1, 2018.

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of April 1, 2018.

Former Credit Facility

On April 17, 2015, Intermediate Holdings, as borrower, entered into the Former Credit Facility that provided for a revolving credit facility with an initial aggregate commitment of $450.0 million, subject to an expansion feature set forth therein. The Former Credit Facility also provided for a letter of credit subfacility and a $15.0 million swingline facility.

The Former Credit Facility was scheduled to mature, and the commitments thereunder were scheduled to terminate, on April 17, 2020.

Loans under the Former Credit Facility bore interest, at the Company’s option, either at adjusted LIBOR plus 1.50% per annum, or a base rate plus 0.50% per annum. The interest rate margins were subject to adjustment pursuant to a pricing grid based on the Company’s total gross leverage ratio, as defined in the Former Credit Facility. Under the terms of the Former Credit Facility, the Company was obligated to pay a commitment fee on the available unused amount of the commitments equal to 0.20% per annum.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Closed Store Reserves

The following is a summary of closed store reserve activity during the thirteen weeks ended April 1, 2018 and fiscal year 2017:

	Thirteen Weeks Ended	Fiscal Year Ended
	April 1, 2018	December 31, 2017
Beginning balance	$811	$1,083
Additions	—	—
Usage	(107)	(492)
Adjustments	60	220
Ending balance	$764	$811

Usage relates to lease payments made during the periods for closed stores.

6. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code.

The most significant changes that impact the Company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. In 2017, the Company had substantially completed the measurement and made a provisional and reasonable estimate of the effects of the Tax Act on its existing deferred tax balances. The final impact of the Tax Act may differ due to changes in interpretations and assumptions the Company has made and guidance that may be issued. In accordance with SAB 118, future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and finalized. As of April 1, 2018 the Company has not made any changes to the provisional and estimated amounts.

The Company’s effective tax rate decreased to 9.8% for the thirteen weeks ended April 1, 2018 from 31.8% for the thirteen weeks ended April 2, 2017 primarily due to the enactment of the Tax Act as disclosed above and the recognition of excess tax benefits related to the exercise of stock options in the income tax provision.

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from excess tax benefits of share-based payment awards were $11.1 million and $3.8 million for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively.

7. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen weeks ended April 1, 2018 and April 2, 2017, purchases from this supplier were $2.3 million and $2.9 million, respectively. As of April 1, 2018 and December 31, 2017, the Company had recorded accounts payable due to this vendor of $0.4 million and $0.7 million, respectively.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s former Executive Chairman of the Board, who retired from this position in February 2017, has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During the thirteen weeks ended April 1, 2018 and April 2, 2017, purchases from this supplier and its predecessors were $1.2 million and $1.5 million, respectively. As of April 1, 2018 and December 31, 2017, the Company had recorded accounts payable due to the supplier of $0.4 million and $0.1 million, respectively.

8. Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with self-insurance obligations and litigation matters. Self-insurance liabilities require significant judgment and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss.

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  On May 25, 2017, the Company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  The Company answered the complaint on September 28, 2017.  The parties are engaged in discovery at this time. The Company will continue to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

9. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors from time to time, and the related repurchase activity and available authorization as of April 1, 2018.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$206,400	$43,600
February 20, 2018	December 31, 2019	$350,000	$—	$350,000

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs (see Note 4, “Long-Term Debt”).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Number of common shares acquired	3,329,409	4,099,936
Average price per common share acquired	$24.93	$19.51
Total cost of common shares acquired	$83,000	$80,000

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Basic net income per share:
Net income	$66,624	$46,287
Weighted average shares outstanding	132,423	137,069
Basic net income per share	$0.50	$0.34
Diluted net income per share:
Net income	$66,624	$46,287
Weighted average shares outstanding - basic	132,423	137,069
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	807	2,962
RSUs	221	62
RSAs	160	19
PSAs	141	35
Weighted average shares and equivalent shares outstanding	133,752	140,147
Diluted net income per share	$0.50	$0.33

For the thirteen weeks ended April 1, 2018, the computation of diluted net income per share does not include 1.1 million options and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended April 2, 2017, the computation of diluted net income per share does not include 2.6 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Derivative Financial Instruments

We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consists of five cash flow hedges. To qualify as a hedge, we need to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the five outstanding swaps was $250.0 million at April 1, 2018 and December 31, 2017, respectively, under which we pay a fixed rate and received a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2018 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. We review the effectiveness of our hedging instruments on a quarterly basis.

The counterparties to our derivative financial instruments are major financial institutions. We evaluate the credit ratings of the financial institutions and believe that credit risk is at an acceptable level.

	Thirteen Weeks Ended April 1, 2018		Fiscal Year Ended December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other Current Assets and Other Assets	$3,415	Other Accrued Liabilities and Long-term Liabilities	$1,064

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the Consolidated Statements of Income.

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Consolidated Statements of Income Classification
Interest expense	$132	$—

12. Comprehensive Income

During the thirteen weeks ended April 2, 2017, the Company did not record accumulated other comprehensive income. The following table presents the changes in accumulated other comprehensive income for the thirteen weeks ended April 1, 2018.

Cash Flow Hedges
Balance at December 31, 2017	(784)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $1,148	3,320
Total other comprehensive income	3,320
Balance at April 1, 2018	2,536

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the Consolidated Statements of Income.

13. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen weeks ended April 1, 2018 and April 2, 2017.

	Thirteen Weeks Ended
	April 1, 2018		April 2, 2017
Perishables	$732,602	56.9%	$649,434	57.4%
Non-Perishables	554,594	43.1%	481,211	42.6%
Net Sales	$1,287,196	100.0%	$1,130,645	100.0%

We categorize the varieties of products we sell as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

14. Equity-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the 2011 Option Plan (as defined below) (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s stock-based and cash-based incentive compensation programs for its directors, officers and other team members, including RSUs, PSAs, and RSAs. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of April 1, 2018, there were 3,720,726 stock awards outstanding and 5,205,419 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of April 1, 2018, there were 315,836 options outstanding under the 2011 Option Plan.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Awards Granted

During the thirteen weeks ended April 1, 2018, the Company granted the following stock-based compensation awards:

Grant Date	RSUs	PSAs
March 5, 2018	447,594	126,098
March 12, 2018	4,357	—
Total:	451,951	126,098
Weighted-average grant date fair value	$25.18	$25.18
Weighted-average exercise price	—	—

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

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date. The performance conditions with respect to 2015 earnings per share targets were deemed to have been met, and all PSAs have vested. During the thirteen weeks ended April 1, 2018, 20,595 of the 2015 PSAs were vested, and during the thirteen weeks ended April 2, 2017, 21,050 of the 2015 PSAs were vested.

PSAs granted in fiscal year 2016 are restricted shares that are subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The EBIT target for each of the three years during the performance period is based on a percentage increase over the previous year’s actual EBIT, with each annual performance tranche measured independently of the previous and next tranche. Cumulative performance is based on the aggregate annual performance and is measured against a cumulative performance target. Payout of the performance shares will either be 0% or range from 50% to 150% of the target number of shares granted, depending upon goal achievement. If the performance conditions are met, the applicable number of performance shares is subject to cliff vesting on the third anniversary of the grant date (March 2019). The performance conditions with respect to 2016 and 2017 EBIT were not met.

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during 2017. The criteria is based on a range of performance targets in which grantees may earn between 10% and 150% of the base number of awards granted. During the thirteen weeks ended April 1, 2018, the performance conditions with respect to 2017 earnings per share were deemed to have been met, and the PSAs will vest 50% on the second anniversary of the grant date (2019) and 50% on the third anniversary of the grant date (2020).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSAs granted in March 2018 are subject to the Company achieving certain EBIT performance targets for the 2020 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (2021).

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants have varying vest schedules. Such grants will vest either a) ratably over a seven quarter period, b) cliff vest on June 30, 2018 or c) vest annually over three years.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of operations as follows:

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Cost of sales, buying and occupancy	$269	$246
Direct store expenses	328	361
Selling, general and administrative expenses	3,371	1,839
Equity-based compensation expense before income taxes	3,968	2,446
Income tax benefit	(1,020)	(915)
Net equity-based compensation expense	$2,948	$1,531

The following equity-based awards were outstanding as of April 1, 2018 and December 31, 2017:

	As of
	April 1, 2018	December 31, 2017
	(in thousands)
Options
Vested	2,505	4,226
Unvested	233	464
RSUs	692	449
PSAs	380	231
RSAs	226	353

As of April 1, 2018, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding equity-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$1,548	0.6
RSUs	15,138	2.2
PSAs	5,324	1.9
RSAs	3,974	1.7
Total unrecognized compensation expense at April 1, 2018	$25,984

During the thirteen weeks ended April 1, 2018 and April 2, 2017, the Company received $6.9 million and $2.3 million, respectively, in cash proceeds from the exercise of options.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. Subsequent Events

Subsequent to April 1, 2018, and through April 30, 2018, the Company repurchased an additional 44,000 shares of common stock for $1.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed for the 2017 fiscal year, February 22, 2018 with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that specializes in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 294 stores in 16 states as of April 1, 2018, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of April 30, 2018, we have grown to 297 stores in 16 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through April 1, 2018, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open approximately 30 new stores in 2018, of which 12 have opened through April 30, 2018, and approximately 30 new stores per year for the near term.

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

Results of Operations for Thirteen Weeks Ended April 1, 2018 and April 2, 2017

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	April 1, 2018	April 2, 2017
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,287,196	$1,130,645
Cost of sales, buying and occupancy	900,144	793,359
Gross profit	387,052	337,286
Direct store expenses	262,595	229,058
Selling, general and administrative expenses	41,447	32,168
Store pre-opening costs	3,320	3,458
Store closure and other costs	10	91
Income from operations	79,680	72,511
Interest expense	(6,065)	(4,738)
Other income	208	95
Income before income taxes	73,823	67,868
Income tax provision	(7,199)	(21,581)
Net income	$66,624	$46,287

Weighted average shares outstanding	132,423	137,069
Diluted effect of equity-based awards	1,329	3,078
Weighted average shares and equivalent shares outstanding	133,752	140,147
Diluted net income per share	$0.50	$0.33

	Thirteen weeks ended
	April 1, 2018	April 2, 2017
Other Operating Data:
Comparable store sales growth	2.7%	1.1%
Stores at beginning of period	285	253
Closed	—	—
Opened	9	8
Stores at end of period	294	261

Comparison of Thirteen Weeks Ended April 1, 2018 to Thirteen Weeks Ended

April 2, 2017

Net sales

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Net sales	$1,287,196	$1,130,645	$156,551	14%
Comparable store sales growth	2.7%	1.1%

Net sales during the thirteen weeks ended April 1, 2018 totaled $1.3 billion, increasing 14% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 89% of total sales for the thirteen weeks ended April 1, 2018 and approximately 86% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Net sales	$1,287,196	$1,130,645	$156,551	14%
Cost of sales, buying and occupancy	900,144	793,359	106,785	13%
Gross profit	387,052	337,286	49,766	15%
Gross margin	30.1%	29.8%	0.3%

Gross profit increased during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended April 2, 2017 by $49.8 million, of which $46.3 million was as a result of increased sales volume, in addition to $3.5 million related to improved margin rate, primarily reflecting stronger merchandise margins.

Direct store expenses

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Direct store expenses	$262,595	$229,058	$33,537	15%
Percentage of net sales	20.4%	20.3%	0.1%

Direct store expenses for the thirteen weeks ended April 1, 2018 increased $33.5 million, including $25.8 million related to stores opened after April 2, 2017, and $7.7 million related to stores operating prior to the same period in 2017. Direct store expenses, as a percentage of net sales, increased 10 basis points. This deleverage is primarily driven by higher holiday pay related to calendar shift in New Years as well as increased benefit costs and depreciation.  This was partially offset by improvement in labor productivity and other operating efficiencies.

Selling, general and administrative expenses

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Selling, general and administrative expenses	$41,447	$32,168	$9,279	29%
Percentage of net sales	3.2%	2.8%	0.4%

The increase in selling, general and administrative expenses included $4.6 million of compensation expense (including stock-based compensation and bonus expense), $2.2 million to support our strategic technology investments, $1.7 million for advertising, and $0.8 million for other corporate expenses, commensurate with store growth and improved company performance.

Store pre-opening costs

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Attributable to 2017 store openings	—	3,458	(3,458)
Attributable to 2018 store openings	2,516	—	2,516
Attributable to planned 2018 store openings	804	—	804
Total store pre-opening costs	$3,320	$3,458	$(138)	(4)%
Percentage of net sales	0.3%	0.3%	—

Store pre-opening costs in the thirteen weeks ended April 1, 2018 included $2.5 million related to opening 9 stores during the thirteen weeks ended April 1, 2018 and $0.8 million associated with stores expected to open subsequent to April 1, 2018. Store pre-opening costs in the thirteen weeks ended April 2, 2017 included $2.2 million related to opening 8 stores during that period and $1.2 million associated with stores opened subsequent to quarter end.

Store closure and other costs

Store closure and other costs were insignificant in the thirteen weeks ended April 1, 2018 and April 2, 2017.

Interest expense

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Capital and financing leases	$3,040	$2,810	$230	8%
Long-term debt	2,712	1,665	1,047	63%
Deferred financing costs	376	116	260	224%
Other	(63)	147	(210)	(143)%
Total Interest Expense	$6,065	$4,738	$1,327	28%

The increase in interest expense is due to the higher principal balance on the Amended and Restated Credit Agreement combined with the slightly higher interest rate on our Former Credit Facility for the thirteen weeks ended April 1, 2018.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	April 1, 2018	April 2, 2017
Federal statutory rate	21.00%	35.00%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.50	3.90
Excess tax benefits from share based payments	(15.10)	(5.60)
Other, net	(0.60)	(1.50)
Effective tax rate	9.80%	31.80%

Income tax provision decreased to $7.2 million for the thirteen weeks ended April 1, 2018 from $21.6 million for the thirteen weeks ended April 2, 2017. Our effective income tax rate decreased to 9.8% in the thirteen weeks ended April 1, 2018 from 31.8% in the thirteen weeks ended April 2, 2017 primarily related to the effects of the Tax Act and higher excess tax benefits related to the exercise of options in the income tax provision.

Net income

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Net income	$66,624	$46,287	$20,337	44%
Percentage of net sales	5.2%	4.1%	1.1%

Net income as a percentage of net sales increased, driven by a lower effective tax rate due to the Tax Act and the exercise of expiring pre-IPO options, as well as higher sales and margins.

Diluted earnings per share

	Thirteen weeks ended
	April 1, 2018	April 2, 2017	Change	% Change
Diluted earnings per share	$0.50	$0.33	$0.17	52%
Diluted weighted average shares outstanding	133,752	140,147	(6,395)

The increase in diluted earnings per share of $0.17 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	April 1, 2018	April 2, 2017
	(dollars in thousands)
Net income (1)	$178,776	$124,386
Q4 Income Tax Adjustment for Tax Act (2)	(18,693)	—
Interest expense, net of tax (3)	17,035	9,587
Net operating profit after tax (NOPAT)	$177,118	$133,973

Total rent expense, net of tax (3)	95,151	70,655
Estimated depreciation on capitalized operating leases, net of tax (3)	(41,866)	(31,088)
Estimated interest on capitalized operating leases, net of tax (3) (4)	53,285	39,567
NOPAT, including effect of capitalized operating leases	$230,403	$173,540

Average working capital	4,416	48,121
Average property and equipment	695,375	578,511
Average other assets	571,313	581,683
Average other liabilities	(169,221)	(132,077)
Average invested capital	$1,101,883	$1,076,238

Average estimated asset base of capitalized operating leases	1,005,567	877,789
Average invested capital, including the effect of capitalized operating leases	$2,107,450	$1,954,027

ROIC	16.1%	12.4%
ROIC, including the effect of capitalized operating leases	10.9%	8.9%
(1)	Net income amounts represent total net income for past four trailing quarters.
(2)	$18.7 million income tax credit related to the Tax Act enacted in December 2017, see Note 6, “Income Taxes.”
(3)	Net of tax amounts are calculated using the effective tax rate for the periods presented.
(4)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period (in thousands):

	Thirteen weeks ended
	April 1, 2018	April 2, 2017
Cash and cash equivalents at end of period	$21,356	$21,326
Cash flows from operating activities	$104,487	$114,537
Cash flows used in investing activities	$(44,158)	$(57,175)
Cash flows used in financing activities	$(58,452)	$(48,501)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Amended and Restated Credit Agreement to fund our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities decreased $10.1 million to $104.5 million for the thirteen weeks ended April 1, 2018 compared to $114.5 million for the thirteen weeks ended April 2, 2017. The decrease in cash flows from operating activities is a result of changes in working capital including a decrease in income tax liability as a result of the Tax Act, partially offset by higher net sales and pretax income reflecting higher gross profit due to store and sales growth and higher noncash depreciation and amortization.

Cash flows provided by/(used in) operating activities from changes in working capital was ($7.6) million in the thirteen weeks ended April 1, 2018, compared to $29.0 million in the thirteen weeks ended April 2, 2017. The decrease in cash flows from operating activities for changes in working capital in the thirteen weeks ended April 1, 2018, compared to the thirteen weeks ended April 2, 2017, was primarily due to increased spend for inventory, annual incentive compensation and other payables in line with improved performance and store growth used for accounts payable and inventory.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $44.2 million, and $57.2 million, for the thirteen weeks ended April 1, 2018 and April 2, 2017, respectively. The increase in cash flows used in investing activities in each of these periods is primarily due to capital investments in new stores combined with store remodels and other store-level capital projects.

We expect capital expenditures to be in the range of $165 - $170 million in fiscal 2018, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Amended and Restated Credit Agreement.

Financing Activities

Cash flows used in financing activities were $58.5 million for the thirteen weeks ended April 1, 2018 compared to $48.5 million for the thirteen weeks ended April 2, 2017. During the thirteen weeks ended April 1, 2018, cash flows used in financing activities primarily consisted of $83.0 million for stock repurchases, partially offset by $20.0 million of net borrowings on our credit facilities, and $6.9 million in proceeds from the exercise of stock options.

During the thirteen weeks ended April 2, 2017, cash flows used in financing activities primarily consisted of $80.0 million for stock repurchases, partially offset by $30.0 million of net borrowings on the Former Credit Facility, and $2.3 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $20.0 million to $368.0 million as of April 1, 2018, compared to December 31, 2017. The increase resulted primarily from $20.0 million of net borrowings under our credit facilities primarily used for our share repurchase programs.

See Note 4, “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of April 1, 2018.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$206,400	$43,600
February 20, 2018	December 31, 2019	$350,000	$—	$350,000

The shares under our repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. Our board’s authorization of the share repurchase programs does not obligate our Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our credit facilities to assist with the repurchase programs (see Note 4, “Long-Term Debt” of our unaudited consolidated financial statements).

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended
	April 1, 2018	April 2, 2017
Number of common shares acquired	3,329,409	4,099,936
Average price per common share acquired	$24.93	$19.51
Total cost of common shares acquired	$83,000	$80,000

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to April 1, 2018 and through April 30, 2018, we repurchased an additional 44,000 shares of common stock for $1.0 million.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2034.

The following table summarizes our lease obligations as of April 1, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$368,000	—	—	$368,000	—
Interest payments on $700 million Credit Agreement (2)	60,166	13,792	28,719	17,655	—
Capital and financing lease obligations(3)	131,863	16,855	31,984	28,356	54,668
Operating lease obligations(3)	1,624,760	146,256	317,211	298,009	863,284
Totals	$2,184,789	$176,903	$377,914	$712,020	$917,952

(1)

The Amended and Restated Credit Agreement is scheduled to mature and the commitments thereunder will terminate on March 27 2023, subject to extensions as set forth therein. These borrowings are reflected in the “4-5 Years” column and discussed in the financing activities section above. See Note 4, “Long-Term Debt”.

(2)

Represents estimated interest payments through maturity date of March 27, 2023 on our Amended and Restated Credit Agreement based on the outstanding amounts as of April 1, 2018 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for capital and financing and operating lease obligations as of April 1, 2018. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.8 million for years one to three, $2.1 million for years four to five, and $2.9 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and for which there have not been material changes since that filing through April 1, 2018.

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

There have been no substantial changes to these estimates or the policies related to them during the thirteen weeks ended April 1, 2018. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

We have determined that all other recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $368.0 million principal outstanding under our Amended and Restated Credit Agreement as of April 1, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $3.7 million annually.   We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the five outstanding swaps at December 31, 2017 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $368.0 million principal outstanding under our Amended and Restated Credit Agreement as of April 1, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $1.2 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 11, “Derivative Financial Instruments” of our unaudited consolidated financial statements).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 1, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended April 1, 2018, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  On May 25, 2017, our company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  Our company answered the complaint on September 28, 2017. The parties are engaged in discovery at this time. We intend to defend this case vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the case.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended April 1, 2018.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2018 - January 28, 2018	1,239,175	$24.56	1,239,175	$96,180,000
January 29, 2018 - February 25, 2018	—	—	—	96,180,000
February 26, 2018 - April 1, 2018	2,090,234	25.15	2,090,234	43,600,000

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2018.

Item 6. Exhibits.

Exhibit Number	Description
10.1	2018 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2

Amended and Restated Credit Agreement, dated as of March 27, 2018, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as Syndication Agent, and BMO Harris Bank N.A., Coöperatieve Centrale Raiffeisen – Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Wells Fargo Bank, N.A., and SunTrust Bank, as Documentation Agents (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 3, 2018	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)