Form 10-Q
period 2018-07-01
Sprouts Farmers Market, Inc.
filed 2018-08-02
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

As of August 1, 2018, the registrant had 127,086,822 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2018

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

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,174	$19,479
Accounts receivable, net	27,580	25,893
Inventories	250,564	229,542
Prepaid expenses and other current assets	28,696	24,593
Total current assets	330,014	299,507
Property and equipment, net of accumulated depreciation	776,323	713,031
Intangible assets, net of accumulated amortization	195,504	196,205
Goodwill	368,078	368,078
Other assets	13,850	4,782
Total assets	$1,683,769	$1,581,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$265,578	$244,853
Accrued salaries and benefits	38,410	45,623
Current portion of capital and financing lease obligations	14,362	9,238
Total current liabilities	318,350	299,714
Long-term capital and financing lease obligations	121,647	125,489
Long-term debt	458,000	348,000
Other long-term liabilities	139,984	130,640
Deferred income tax liability	44,616	27,066
Total liabilities	1,082,597	930,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 127,570,117 shares issued and outstanding, July 1, 2018; 132,823,981 shares issued and outstanding, December 31, 2017	126	132
Additional paid-in capital	636,445	620,788
Accumulated other comprehensive income (loss)	3,702	(784)
(Accumulated deficit) retained earnings	(39,101)	30,558
Total stockholders’ equity	601,172	650,694
Total liabilities and stockholders’ equity	$1,683,769	$1,581,603

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$1,321,693	$1,183,975	$2,608,889	$2,314,620
Cost of sales, buying and occupancy	941,281	841,989	1,841,425	1,635,348
Gross profit	380,412	341,986	767,464	679,272
Direct store expenses	272,973	236,087	535,568	465,145
Selling, general and administrative expenses	43,437	38,189	84,884	70,357
Store pre-opening costs	2,275	4,141	5,595	7,599
Store closure and other costs	26	98	36	189
Income from operations	61,701	63,471	141,381	135,982
Interest expense	(6,544)	(5,100)	(12,609)	(9,838)
Other income	117	131	325	226
Income before income taxes	55,274	58,502	129,097	126,370
Income tax provision	(13,565)	(17,534)	(20,764)	(39,115)
Net income	$41,709	$40,968	$108,333	$87,255
Net income per share:
Basic	$0.32	$0.30	$0.83	$0.64
Diluted	$0.32	$0.29	$0.82	$0.62
Weighted average shares outstanding:
Basic	129,423	136,796	130,924	136,933
Diluted	130,012	139,493	131,949	139,847

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income	$41,709	$40,968	$108,333	$87,255

Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $404, $0, $1,552 and $0	1,166	—	4,486	—
Total other comprehensive income	$1,166	$—	$4,486	$—

Comprehensive income	$42,875	$40,968	$112,819	$87,255

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$—	$672,909
Net income	—	—	—	158,440	—	158,440
Other comprehensive income (loss)	—	—	—	—	(784)	(784)
Issuance of shares under stock plans	2,144,669	2	9,298	—	—	9,300
Repurchase and retirement of common stock	(9,696,819)	(10)	—	(203,382)	—	(203,392)
Equity-based compensation	—	—	14,221	—	—	14,221
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694
Net income				108,333		108,333
Other comprehensive income (loss)					4,486	4,486
Issuance of shares under stock plans	2,398,730	2	7,027			7,029
Repurchase and retirement of common stock	(7,692,571)	(8)		(177,992)		(178,000)
Equity-based compensation			8,630			8,630
Balances at July 1, 2018	127,156,251	$126	$636,445	$(39,101)	$3,702	601,172

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities
Net income	$108,333	$87,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	53,829	46,142
Accretion of asset retirement obligation and closed store reserve	147	94
Amortization of financing fees and debt issuance costs	517	231
Loss on disposal of property and equipment	236	356
Equity-based compensation	8,630	6,239
Deferred income taxes	17,550	18,039
Changes in operating assets and liabilities:
Accounts receivable	(2,954)	4,106
Inventories	(21,022)	(13,940)
Prepaid expenses and other current assets	(1,312)	(1,549)
Other assets	(6,745)	(2,450)
Accounts payable and other accrued liabilities	10,379	24,996
Accrued salaries and benefits	(7,154)	2,051
Other long-term liabilities	10,674	8,313
Cash flows from operating activities	171,108	179,883
Cash flows from investing activities
Purchases of property and equipment	(103,936)	(117,753)
Proceeds from sale of property and equipment	1	30
Cash flows used in investing activities	(103,935)	(117,723)
Cash flows from financing activities
Proceeds from revolving credit facilities	140,000	85,000
Payments on revolving credit facilities	(30,000)	(30,000)
Payments on capital and financing lease obligations	(2,135)	(2,068)
Payments of deferred financing costs	(2,131)	—
Cash from landlords related to capital and financing lease obligations	2,113	1,325
Repurchase of common stock	(178,000)	(120,000)
Proceeds from exercise of stock options	6,734	5,932
Other	(59)	—
Cash flows used in financing activities	(63,478)	(59,811)
Increase in cash and cash equivalents	3,695	2,349
Cash and cash equivalents at beginning of the period	19,479	12,465
Cash and cash equivalents at the end of the period	$23,174	$14,814

Supplemental disclosure of cash flow information
Cash paid for interest	$12,292	$9,438
Cash paid for income taxes	12,291	19,595

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$27,959	$16,358
Property acquired through capital and financing lease obligations	7,452	9,774

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

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of July 1, 2018. The Company had a net gift card liability balance of $7.6 million as of July 1, 2018 and $13.1 million as of December 31, 2017. During the twenty-six weeks ended July 1, 2018, the Company recognized $12.0 million in sales related to gift cards redeemed by customers.

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

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of breakage for certain prepaid stored-value products.” ASU No. 2016-04 provides a narrow scope exception to the guidance in Subtopic 405-20 to require that stored-value breakage be accounted for consistently with the breakage guidance in Topic 606. The amendments in this update contain specific guidance for derecognition of prepaid stored-value product liabilities, thereby eliminating the current and potential future diversity. The guidance was effective for the Company for its fiscal year 2018. The Company adopted this guidance using the modified retrospective approach. As noted above, there is no impact to any financial statement line item as a result of the adoption, and the Company recorded no impact to opening retained earnings as of January 1, 2018.

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

No other new accounting pronouncements issued or effective during the twenty-six weeks ended July 1, 2018 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, indefinite-lived intangible assets and long-lived assets.

The following tables present the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2018 and December 31, 2017:

July 1, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$458,000	$—	$458,000
Total liabilities	$—	$458,000	$—	$458,000

Interest rate swap asset	$—	$4,990	$—	$4,990
Total assets	$—	$4,990	$—	$4,990

December 31, 2017	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$348,000	$—	$348,000
Interest rate swap liability	—	1,064	—	1,064
Total liabilities	$—	$349,064	$—	$349,064

The Company’s interest rate swaps are considered Level 2 in the hierarchy and are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which is readily available on public markets.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other accrued liabilities and, accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of July 1, 2018 and December 31, 2017.

4. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	July 1, 2018	December 31, 2017
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$458,000	$—
Former Credit Facility	April 17, 2020	Variable	—	348,000
Total debt			458,000	348,000
Long-term debt			$458,000	$348,000

Senior Secured Revolving Credit Facility

March 2018 Refinancing

On March 27, 2018, the Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), as borrower, entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) to amend and restate the Company’s existing senior secured credit facility, dated April 17, 2015 (the “Former Credit Facility”). The Amended and Restated Credit Agreement provides for a revolving credit facility with an initial aggregate commitment of $700.0 million, an increase from $450.0 million from the Former Credit Facility, which may be increased from time to time pursuant to an expansion feature set forth in the Amended and Restated Credit Agreement.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of July 1, 2018.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $27.0 million have been issued as of July 1, 2018, primarily to support the Company’s insurance programs.

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

The interest rate on approximately 55% of outstanding debt under the Amended and Restated Credit Agreement is fixed, due to certain floating to fixed swaps implemented in December 2017 (see Note 11, “Derivative Financial Instruments”).

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

During fiscal year 2017, the Company borrowed $153.0 million under the Former Credit Facility to be used in connection with the Company’s $250.0 million share repurchase program (see Note 9, “Stockholders’ Equity”) and made a total of $60.0 million of principal payments; resulting in total outstanding debt under the Former Credit Facility of $348.0 million at December 31, 2017. During the twenty-six weeks ended July 1, 2018, the Company borrowed an additional $140.0 million primarily for share repurchases and made a total of $30.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $458.0 million as of July 1, 2018.

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

In addition, the Amended and Restated Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.25 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended July 1, 2018.

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of July 1, 2018.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Closed Store Reserves

The following is a summary of closed store reserve activity during the twenty-six weeks ended July 1, 2018 and fiscal year 2017:

	Twenty-six Weeks Ended	Fiscal Year Ended
	July 1, 2018	December 31, 2017
Beginning balance	$811	$1,083
Additions	—	—
Usage	(213)	(492)
Adjustments	73	220
Ending balance	$671	$811

Usage relates to lease payments made during the periods for closed stores.

6. Income Taxes

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The most significant changes that impacted the Company were the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. In 2017, the Company had substantially completed the measurement and made a provisional and reasonable estimate of the effects of the Tax Act on its existing deferred tax balances. The final impact of the Tax Act may differ due to changes in interpretations and assumptions the Company has made and guidance that may be issued. In accordance with SAB 118, future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and finalized. As of July 1, 2018, the Company has not made any changes to the provisional and estimated amounts.

The Company’s effective tax rate decreased to 24.5% for the thirteen weeks ended July 1, 2018 from 30.0% for the thirteen weeks ended July 2, 2017 primarily due to the enactment of the Tax Act as disclosed above offset by a lower amount of excess tax benefits related to the exercise of stock options recognized in the income tax provision.

The Company’s effective tax rate decreased to 16.1% for the twenty-six weeks ended July 1, 2018 from 31.0% for the twenty-six weeks ended July 2, 2017 primarily due to the enactment of the Tax Act as disclosed above, and the recognition of excess tax benefits related to the exercise of stock options in the income tax provision.

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the statements of income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from excess tax benefits of share-based payment awards were $0.2 million and $4.4 million for the thirteen weeks ended July 1, 2018 and July 2, 2017, respectively. The income tax benefits resulting from excess tax benefits of share-based payment awards were $11.4 million and $8.2 million for the twenty-six weeks ended July 1, 2018 and July 2, 2017, respectively.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen weeks ended July 1, 2018 and July 2, 2017, purchases from this supplier were $0.3 million and $2.7 million, respectively. During the twenty-six weeks ended July 1, 2018 and July 2, 2017, purchases from this supplier were $2.6 million and $5.4 million, respectively. As of July 1, 2018, the Company had no accounts payable due to this vendor and as of December 31, 2017, the Company had recorded accounts payable of $0.7 million.

The Company’s former Executive Chairman of the Board, who retired from this position in February 2017, has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During the thirteen weeks ended July 1, 2018 and July 2, 2017, purchases from this supplier and its predecessors were $1.4 million and $2.1 million, respectively. During the twenty-six weeks ended July 1, 2018 and July 2, 2017, purchases from this supplier and its predecessors were $2.6 million and $3.7 million, respectively. As of July 1, 2018 and December 31, 2017, the Company had recorded accounts payable due to the supplier of $0.1 million and $0.1 million, respectively.

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

9. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors from time to time, and the related repurchase activity and available authorization as of July 1, 2018.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$51,400	$298,600

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Number of common shares acquired	4,363,162	1,787,323	7,692,571	5,887,264
Average price per common share acquired	$21.77	$22.38	$23.14	$20.38
Total cost of common shares acquired	$95,000	$40,000	$178,000	$120,000

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Basic net income per share:
Net income	$41,709	$40,968	$108,333	$87,255
Weighted average shares outstanding	129,423	136,796	130,924	136,933
Basic net income per share	$0.32	$0.30	$0.83	$0.64
Diluted net income per share:
Net income	$41,709	$40,968	$108,333	$87,255
Weighted average shares outstanding - basic	129,423	136,796	130,924	136,933
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	314	2,428	561	2,693
RSUs	68	102	179	103
RSAs	73	112	145	75
PSAs	134	55	140	43
Weighted average shares and equivalent shares outstanding	130,012	139,493	131,949	139,847
Diluted net income per share	$0.32	$0.29	$0.82	$0.62

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the thirteen weeks ended July 1, 2018, the computation of diluted net income per share does not include 1.1 million options and 0.4 million RSUs as those awards would have been antidilutive. For the thirteen weeks ended July 2, 2017, the computation of diluted net income per share does not include 1.6 million options, 0.1 million RSUs, and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

For the twenty-six weeks ended July 1, 2018, the computation of diluted net income per share does not include 1.1 million options and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions net yet deemed met. For the twenty-six weeks ended July 2, 2017, the computation of diluted net income per share does not include 1.9 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

11. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consists of five cash flow hedges. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the five outstanding swaps was $250.0 million at July 1, 2018 and December 31, 2017, respectively, under which the Company pays a fixed rate and received a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2018 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level.

	As of July 1, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other Current Assets and Other Assets	$4,990	Other Accrued Liabilities and Long-term Liabilities	$1,064

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the Consolidated Statements of Income.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Consolidated Statements of Income Classification
Interest income (expense), net	$71	$—	$(61)	$—

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Comprehensive Income

During the twenty-six weeks ended July 2, 2017, the Company did not record accumulated other comprehensive income. The following table presents the changes in accumulated other comprehensive income for the twenty-six weeks ended July 1, 2018.

Cash Flow Hedges
Balance at December 31, 2017	$(784)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $1,552	4,486
Total other comprehensive income	4,486
Balance at July 1, 2018	$3,702

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the Consolidated Statements of Income.

13. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended July 1, 2018 and July 2, 2017.

	Thirteen Weeks Ended
	July 1, 2018		July 2, 2017
Perishables	$773,332	58.5%	$700,683	59.2%
Non-Perishables	548,361	41.5%	483,292	40.8%
Net Sales	$1,321,693	100.0%	$1,183,975	100.0%

	Twenty-six Weeks Ended
	July 1, 2018		July 2, 2017
Perishables	$1,505,935	57.7%	$1,350,118	58.3%
Non-Perishables	1,102,954	42.3%	964,502	41.7%
Net Sales	$2,608,889	100.0%	$2,314,620	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of July 1, 2018, there were 3,702,588 stock awards outstanding and 5,166,645 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of July 1, 2018, there were 266,529 options outstanding under the 2011 Option Plan.

Awards Granted

During the twenty-six weeks ended July 1, 2018, the Company granted the following stock-based compensation awards:

Grant Date	RSUs	PSAs
March 2018	451,951	126,098
May 2018	54,913	2,756
Total:	506,864	128,854
Weighted-average grant date fair value	$24.83	$25.10
Weighted-average exercise price	—	—

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter and vary depending on if they are time-based or performance-based.

Time-based options granted prior to fiscal year 2016 generally vest ratably over a period of 12 quarters (three years), and time-based options granted in fiscal year 2016 vest annually over a period of three years. No options have been granted subsequent to 2016.

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years from the grant date.

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date. The performance conditions with respect to 2015 earnings per share targets were deemed to have been met, and all PSAs have vested. During the twenty-six weeks ended July 1, 2018, 20,595 of the 2015 PSAs were vested, and during the twenty-six weeks ended July 2, 2017, 21,050 of the 2015 PSAs were vested.

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

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years.

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of income as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Cost of sales, buying and occupancy	$307	$266	$576	$512
Direct store expenses	396	387	724	748
Selling, general and administrative expenses	3,959	3,140	7,330	4,979
Equity-based compensation expense before income taxes	4,662	3,793	8,630	6,239
Income tax benefit	(1,198)	(1,419)	(2,218)	(2,334)
Net equity-based compensation expense	$3,464	$2,374	$6,412	$3,905

The following equity-based awards were outstanding as of July 1, 2018 and December 31, 2017:

	As of
	July 1, 2018	December 31, 2017
	(in thousands)
Options
Vested	2,588	4,226
Unvested	101	464
RSUs	704	449
PSAs	383	231
RSAs	192	353

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of July 1, 2018, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding equity-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$587	0.7
RSUs	13,953	2.0
PSAs	4,698	1.6
RSAs	2,915	1.7
Total unrecognized compensation expense at July 1, 2018	$22,153

During the twenty-six weeks ended July 1, 2018 and July 2, 2017, the Company received $6.7 million and $5.9 million, respectively, in cash proceeds from the exercise of options.

15. Subsequent Events

Subsequent to July 1, 2018, and through August 1, 2018, the Company repurchased an additional 0.6 million shares of common stock for $13.5 million.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that specializes in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 301 stores in 17 states as of July 1, 2018, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of August 1, 2018, we have grown to 305 stores in 17 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through July 1, 2018, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open approximately 30 new stores in 2018, of which 20 have opened through August 1, 2018, and approximately 30 new stores per year for the near term.

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

Results of Operations for Thirteen Weeks Ended July 1, 2018 and July 2, 2017

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	July 1, 2018	July 2, 2017
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,321,693	$1,183,975
Cost of sales, buying and occupancy	941,281	841,989
Gross profit	380,412	341,986
Direct store expenses	272,973	236,087
Selling, general and administrative expenses	43,437	38,189
Store pre-opening costs	2,275	4,141
Store closure and other costs	26	98
Income from operations	61,701	63,471
Interest expense	(6,544)	(5,100)
Other income	117	131
Income before income taxes	55,274	58,502
Income tax provision	(13,565)	(17,534)
Net income	$41,709	$40,968

Weighted average shares outstanding	129,423	136,796
Diluted effect of equity-based awards	589	2,697
Weighted average shares and equivalent shares outstanding	130,012	139,493
Diluted net income per share	$0.32	$0.29

	Thirteen weeks ended
	July 1, 2018	July 2, 2017
Other Operating Data:
Comparable store sales growth	2.0%	1.4%
Stores at beginning of period	294	261
Closed	—	—
Opened	7	13
Stores at end of period	301	274

Comparison of Thirteen Weeks Ended July 1, 2018 to Thirteen Weeks Ended

July 2, 2017

Net sales

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Net sales	$1,321,693	$1,183,975	$137,718	12%
Comparable store sales growth	2.0%	1.4%

Net sales during the thirteen weeks ended July 1, 2018 totaled $1.3 billion, increasing 12% over the same period of the prior fiscal year. Sales growth was driven by strong performance in new stores opened and a 2.0% increase in comparable store sales. Comparable stores contributed approximately 88% of total sales for the thirteen weeks ended July 1, 2018 and approximately 86% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Net sales	$1,321,693	$1,183,975	$137,718	12%
Cost of sales, buying and occupancy	941,281	841,989	99,292	12%
Gross profit	380,412	341,986	38,426	11%
Gross margin	28.8%	28.9%	(0.1)%

Gross profit increased during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended July 2, 2017 by $38.4 million, of which $39.8 million was as a result of increased sales volume, partially offset by $1.4 million related to decreased margin rate. The deleverage is primarily driven by slightly lower merchandise margins.

Direct store expenses

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Direct store expenses	$272,973	$236,087	$36,886	16%
Percentage of net sales	20.7%	19.9%	0.8%

Direct store expenses for the thirteen weeks ended July 1, 2018 increased $36.9 million, including $24.6 million related to stores opened after July 2, 2017, and $12.3 million related to stores operating prior to the same period in 2017. Direct store expenses, as a percentage of net sales, increased 80 basis points. This deleverage is primarily driven by planned wage investments funded by the savings from the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) as well as increased healthcare costs and higher depreciation expense associated with store growth.

Selling, general and administrative expenses

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Selling, general and administrative expenses	$43,437	$38,189	$5,248	14%
Percentage of net sales	3.3%	3.2%	0.1%

The increase in selling, general and administrative expenses primarily relate to a $3.1 million increase in compensation expense, a $1.3 million increase in advertising and $0.8 million to support our strategic technology investments.

Store pre-opening costs

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Attributable to 2017 store openings	—	4,141	(4,141)
Attributable to 2018 store openings	1,517	—	1,517
Attributable to planned 2018 store openings	758	—	758
Total store pre-opening costs	$2,275	$4,141	$(1,866)	(45)%
Percentage of net sales	0.2%	0.3%	(0.1)%

Store pre-opening costs in the thirteen weeks ended July 1, 2018 included $1.5 million related to opening 7 stores during the thirteen weeks ended July 1, 2018 and $0.8 million associated with stores expected to open subsequent to July 1, 2018. Store pre-opening costs in the thirteen weeks ended July 2, 2017 included $2.8 million related to opening 13 stores during that period and $1.3 million associated with stores opened subsequent to quarter end.

Store closure and other costs

Store closure and other costs were insignificant in the thirteen weeks ended July 1, 2018 and July 2, 2017.

Interest expense

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Long-term debt	$3,613	$1,949	$1,664	85%
Capital and financing leases	2,685	2,869	(184)	(6)%
Deferred financing costs	141	116	25	22%
Other	105	166	(61)	(37)%
Total Interest Expense	$6,544	$5,100	$1,444	28%

The increase in interest expense is due to the higher principal balance on long-term debt combined with slightly higher interest rates for the thirteen weeks ended July 1, 2018.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	July 1, 2018	July 2, 2017
Federal statutory rate	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.6%	3.9%
Excess tax benefits from share based payments	(0.4)%	(7.4)%
Other, net	(0.7)%	(1.5)%
Effective tax rate	24.5%	30.0%

Income tax provision decreased to $13.6 million for the thirteen weeks ended July 1, 2018 from $17.5 million for the thirteen weeks ended July 2, 2017. Our effective income tax rate decreased to 24.5% in the thirteen weeks ended July 1, 2018 from 30.0% in the thirteen weeks ended July 2, 2017 primarily related to the effects of the Tax Act partially offset in part by a lower excess tax benefits related to the exercise of stock options.

Net income

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Net income	$41,709	$40,968	$741	2%
Percentage of net sales	3.2%	3.5%	(0.3)%

Net income as a percentage of net sales decreased, primarily driven by higher compensation expenses due to planned wage investments funded by the savings from the Tax Act.

Diluted earnings per share

	Thirteen weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Diluted earnings per share	$0.32	$0.29	$0.03	10%
Diluted weighted average shares outstanding	130,012	139,493	(9,481)

The increase in diluted earnings per share of $0.03 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

Results of Operations for Twenty-six Weeks Ended July 1, 2018 and July 2, 2017

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,608,889	$2,314,620
Cost of sales, buying and occupancy	1,841,425	1,635,348
Gross profit	767,464	679,272
Direct store expenses	535,568	465,145
Selling, general and administrative expenses	84,884	70,357
Store pre-opening costs	5,595	7,599
Store closure and other costs	36	189
Income from operations	141,381	135,982
Interest expense	(12,609)	(9,838)
Other income	325	226
Income before income taxes	129,097	126,370
Income tax provision	(20,764)	(39,115)
Net income	$108,333	$87,255

Weighted average shares outstanding	130,924	136,933
Diluted effect of equity-based awards	1,025	2,914
Weighted average shares and equivalent shares outstanding	131,949	139,847
Diluted net income per share	$0.82	$0.62

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017
Other Operating Data:
Comparable store sales growth	2.3%	1.2%

Stores at beginning of period	285	253
Closed	—	—
Opened	16	21
Stores at end of period	301	274

Comparison of Twenty-six Weeks Ended July 1, 2018 to Twenty-six Weeks Ended

July 2, 2017

Net sales

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Net sales	$2,608,889	$2,314,620	$294,269	13%
Comparable store sales growth	2.3%	1.2%

Net sales during the twenty-six weeks ended July 1, 2018 totaled $2.6 billion, increasing 13% over the same period of the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened. Comparable stores contributed approximately 88% of net sales for the twenty-six weeks ended July 1, 2018 and approximately 86% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Net sales	$2,608,889	$2,314,620	$294,269	13%
Cost of sales, buying and occupancy	1,841,425	1,635,348	206,077	13%
Gross profit	767,464	679,272	88,192	13%
Gross margin	29.4%	29.3%	0.1%

Gross profit increased during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended July 2, 2017 by $88.2 million, primarily as a result of increased sales volume. Gross margin was relatively consistent with the prior year.

Direct store expenses

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Direct store expenses	$535,568	$465,145	$70,423	15%
Percentage of net sales	20.5%	20.1%	0.4%

Direct store expenses for the twenty-six weeks ended July 1, 2018 increased $70.4 million. Direct store expenses, as a percentage of net sales, increased 40 basis points. This deleverage is primarily driven by planned wage investments funded by the savings from the Tax Act, as well as increased depreciation expense associated with new store and strategic initiatives.

Selling, general and administrative expenses

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Selling, general and administrative expenses	$84,884	$70,357	$14,527	21%
Percentage of net sales	3.3%	3.0%	0.3%

The increase in selling, general and administrative expenses primarily reflects a $7.8 million increase in compensation expense, $3.0 million increase in advertising, $2.1 million to support strategic technology investments and other less significant increases in other corporate expenses, commensurate with sales growth and improved company performance.

Store pre-opening costs

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Attributable to 2017 store openings	—	7,599	(7,599)
Attributable to 2018 store openings	4,329	—	4,329
Attributable to planned 2018 store openings	1,266	—	1,266
Total store pre-opening costs	$5,595	$7,599	$(2,004)	(26)%
Percentage of net sales	0.2%	0.3%	(0.1)%

Store pre-opening costs in the twenty-six weeks ended July 1, 2018 included $4.3 million related to opening 16 stores during the twenty-six weeks ended July 1, 2018 and $1.3 million associated with stores expected to open subsequent to July 1, 2018. Store pre-opening costs in the twenty-six weeks ended July 2, 2017 included $6.2 million related to opening 21 stores during that period and $1.4 million associated with stores opened subsequent to quarter end.

Store closure and other costs

Store closure and other costs were insignificant in the twenty-six weeks ended July 1, 2018 and July 2, 2017.

Interest expense

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Long-term debt	$6,183	$3,614	$2,569	71%
Capital and financing leases	5,725	5,680	45	1%
Deferred financing costs	517	231	286	124%
Other	184	313	(129)	(41)%
Total Interest Expense	$12,609	$9,838	$2,771	28%

The increase in interest expense is due to the higher principal balance of long-term debt combined with slightly higher interest rates on our Former Credit Facility for the twenty-six weeks ended July 1, 2018.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017
Federal statutory rate	21.0%	35.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.6%	3.9%
Excess tax benefits from share based payments	(8.8)%	(6.5)%
Other, net	(0.7)%	(1.4)%
Effective tax rate	16.1%	31.0%

Income tax provision decreased to $20.8 million for the twenty-six weeks ended July 1, 2018 from $39.1 million for the twenty-six weeks ended July 2, 2017. Our effective income tax rate decreased to 16.1% in the twenty-six weeks ended July 1, 2018 from 31.0% in the twenty-six weeks ended July 2, 2017 primarily related to the effects of the Tax Act and higher excess tax benefits related to the exercise of options in the income tax provision.

Net income

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Net income	$108,333	$87,255	$21,078	24%
Percentage of net sales	4.2%	3.8%	0.4%

Net income increased $21.1 million as a result of increased sales, due to solid new store performance and lower tax rate due to the Tax Act, partially offset by wage investments.

Diluted earnings per share

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017	Change	% Change
Diluted earnings per share	$0.82	$0.62	$0.20	32%
Diluted weighted average shares outstanding	131,949	139,847	(7,898)

The increase in diluted earnings per share of $0.20 was driven by the increase in net income as well as fewer diluted shares outstanding compared to the prior year, due to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	July 1, 2018	July 2, 2017
	(dollars in thousands)
Net income (1)	$179,517	$128,145
Income Tax Adjustment for Tax Act (2)	(18,693)	—
Interest expense, net of tax (3)	18,494	9,971
Net operating profit after tax (NOPAT)	$179,318	$138,116

Total rent expense, net of tax (3)	99,246	75,148
Estimated depreciation on capitalized operating leases, net of tax (3)	(43,668)	(33,065)
Estimated interest on capitalized operating leases, net of tax (3) (4)	55,578	42,083
NOPAT, including effect of capitalized operating leases	$234,896	$180,199

Average working capital	12,820	25,019
Average property and equipment	719,968	613,244
Average other assets	572,645	578,201
Average other liabilities	(180,038)	(139,642)
Average invested capital	$1,125,395	$1,076,822

Average estimated asset base of capitalized operating leases	1,028,071	905,823
Average invested capital, including the effect of capitalized operating leases	$2,153,466	$1,982,645

ROIC	15.9%	12.8%
ROIC, including the effect of capitalized operating leases	10.9%	9.1%
(1)	Net income amounts represent total net income for past four trailing quarters.
(2)	$18.7 million income tax benefit related to the Tax Act enacted in December 2017, see Note 6, “Income Taxes.”
(3)	Net of tax amounts are calculated using the effective tax rate for the periods presented.
(4)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period (in thousands):

	Twenty-six weeks ended
	July 1, 2018	July 2, 2017
Cash and cash equivalents at end of period	$23,174	$14,814
Cash flows from operating activities	$171,108	$179,883
Cash flows used in investing activities	$(103,935)	$(117,723)
Cash flows used in financing activities	$(63,478)	$(59,811)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Amended and Restated Credit Agreement as discussed in Note 4, “Long-Term Debt” to fund our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash and cash equivalents position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities decreased $8.8 million to $171.1 million for the twenty-six weeks ended July 1, 2018 compared to $179.9 million for the twenty-six weeks ended July 2, 2017. The decrease in cash flows from operating activities is a result of changes in working capital, partially offset by higher net sales and pretax income reflecting higher gross profit due to store and sales growth and higher noncash depreciation and amortization.

Cash flows provided by/(used in) operating activities from changes in working capital was ($22.1) million in the twenty-six weeks ended July 1, 2018, compared to $15.7 million in the twenty-six weeks ended July 2, 2017.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $103.9 million, and $117.7 million, for the twenty-six weeks ended July 1, 2018 and July 2, 2017, respectively.

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

Financing Activities

Cash flows used in financing activities were $63.5 million for the twenty-six weeks ended July 1, 2018 compared to $59.8 million for the twenty-six weeks ended July 2, 2017. During the twenty-six weeks ended July 1, 2018, cash flows used in financing activities primarily consisted of $178.0 million for stock repurchases, partially offset by $110.0 million of net borrowings on our credit facilities, and $6.7 million in proceeds from the exercise of stock options.

During the twenty-six weeks ended July 2, 2017, cash flows used in financing activities primarily consisted of $120.0 million for stock repurchases, partially offset by $55.0 million of net borrowings on the Former Credit Facility, and $5.9 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $110.0 million to $458.0 million as of July 1, 2018, compared to December 31, 2017. The increase is due to net borrowings under our credit facilities primarily used for our share repurchase programs. See Note 4, “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of July 1, 2018.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$51,400	$298,600

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

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Number of common shares acquired	4,363,162	1,787,323	7,692,571	5,887,264
Average price per common share acquired	$21.77	$22.38	$23.14	$20.38
Total cost of common shares acquired	$95,000	$40,000	$178,000	$120,000

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to July 1, 2018 and through August 1, 2018, we repurchased an additional 0.6 million shares of common stock for $13.5 million.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2034.

The following table summarizes our lease obligations as of July 1, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$458,000	—	—	$458,000	—
Interest payments on $700.0 million Credit Agreement (2)	73,150	16,843	34,880	21,427	—
Capital and financing lease obligations(3)	127,652	16,711	31,802	27,561	51,578
Operating lease obligations(3)	1,627,699	150,036	321,965	300,014	855,684
Totals	$2,286,501	$183,590	$388,647	$807,002	$907,262
(1)

The Amended and Restated Credit Agreement is scheduled to mature and the commitments thereunder will terminate on March 27, 2023, subject to extensions as set forth therein. These borrowings are reflected in the “4-5 Years” column and discussed in the financing activities section above. See Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of July 1, 2018 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for capital and financing and operating lease obligations as of July 1, 2018. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.8 million for years one to three, $2.1 million for years four to five, and $2.5 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and for which there have not been material changes since that filing through July 1, 2018.

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

Food inflation and deflation is affected by a variety of factors, including among other things weather conditions, product supply and geopolitical conditions (including tariffs), and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

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

There have been no substantial changes to these estimates or the policies related to them during the twenty-six weeks ended July 1, 2018. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $458.0 million principal outstanding under our Amended and Restated Credit Agreement as of July 1, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $4.6 million annually. We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the five outstanding swaps at December 31, 2017 and July 1, 2018 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $458.0 million principal outstanding under our Amended and Restated Credit Agreement as of July 1, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $2.1 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of July 1, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended July 1, 2018, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (referred to as “PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (referred to as “JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016. On May 24, 2017, the JPML granted our motion to stay proceedings in the case pending a U.S. Supreme Court ruling on the question of whether arbitration agreements like those signed by each of the named plaintiffs are enforceable. On May 21, 2018, the Supreme Court issued its opinion in Epic Systems Corp. v. Lewis and upheld enforceability of arbitration agreements containing class action waivers, like the ones the named plaintiffs signed in this matter. Subsequent to the stay, it remains to be seen what strategy plaintiffs will pursue following Epic Systems.  We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the twenty-six weeks ended July 1, 2018.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2, 2018 - April 29, 2018	43,505	$22.75	43,505	$42,620,000
April 30, 2018 - May 27, 2018	3,010,127	$21.83	3,010,127	$326,910,000
May 28, 2018 - July 1, 2018	1,309,530	$21.61	1,309,530	$298,610,000

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2018.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 2, 2018	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)