Form 10-Q
period 2018-09-30
Sprouts Farmers Market, Inc.
filed 2018-11-01
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of October 29, 2018, the registrant had 127,603,836 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$17,175	$19,479
Accounts receivable, net	34,631	25,893
Inventories	253,045	229,542
Prepaid expenses and other current assets	37,523	24,593
Total current assets	342,374	299,507
Property and equipment, net of accumulated depreciation	773,348	713,031
Intangible assets, net of accumulated amortization	195,154	196,205
Goodwill	368,078	368,078
Other assets	16,010	4,782
Total assets	$1,694,964	$1,581,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$245,928	$244,853
Accrued salaries and benefits	43,433	45,623
Current portion of capital and financing lease obligations	7,398	9,238
Total current liabilities	296,759	299,714
Long-term capital and financing lease obligations	120,670	125,489
Long-term debt	435,000	348,000
Other long-term liabilities	144,401	130,640
Deferred income tax liability	56,839	27,066
Total liabilities	1,053,669	930,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 127,603,836 shares issued and outstanding, September 30, 2018; 132,823,981 shares issued and outstanding, December 31, 2017	127	132
Additional paid-in capital	653,509	620,788
Accumulated other comprehensive income (loss)	4,567	(784)
(Accumulated deficit) retained earnings	(16,908)	30,558
Total stockholders’ equity	641,295	650,694
Total liabilities and stockholders’ equity	$1,694,964	$1,581,603

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$1,329,109	$1,206,059	$3,937,998	$3,520,679
Cost of sales, buying and occupancy	946,734	859,650	2,788,159	2,494,998
Gross profit	382,375	346,409	1,149,839	1,025,681
Direct store expenses	281,365	250,191	816,933	715,336
Selling, general and administrative expenses	43,944	39,955	128,828	110,312
Store pre-opening costs	3,819	2,456	9,414	10,055
Store closure and other costs	461	803	497	992
Income from operations	52,786	53,004	194,167	188,986
Interest expense	(7,419)	(5,609)	(20,028)	(15,447)
Other income	—	162	325	388
Income before income taxes	45,367	47,557	174,464	173,927
Income tax provision	(7,867)	(16,071)	(28,631)	(55,186)
Net income	$37,500	$31,486	$145,833	$118,741
Net income per share:
Basic	$0.30	$0.23	$1.13	$0.87
Diluted	$0.29	$0.23	$1.12	$0.86
Weighted average shares outstanding:
Basic	126,855	134,320	129,572	136,063
Diluted	127,627	136,770	130,537	138,860

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income	$37,500	$31,486	$145,833	$118,741

Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $299, $0, $1,851 and $0	865	—	5,351	—
Total other comprehensive income	$865	$—	$5,351	$—

Comprehensive income	$38,365	$31,486	$151,184	$118,741

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid In Capital	(Accumulated deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$—	$672,909
Net income	—	—	—	158,440	—	158,440
Other comprehensive income (loss)	—	—	—	—	(784)	(784)
Issuance of shares under stock plans	2,144,669	2	9,298	—	—	9,300
Repurchase and retirement of common stock	(9,696,819)	(10)	—	(203,382)	—	(203,392)
Equity-based compensation	—	—	14,221	—	—	14,221
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694
Net income	—	—	—	145,833	—	145,833
Other comprehensive income (loss)	—	—	—	—	5,351	5,351
Issuance of shares under stock plans	3,170,818	3	21,048	—	—	21,051
Repurchase and retirement of common stock	(8,411,575)	(8)	—	(193,299)	—	(193,307)
Equity-based compensation	—	—	11,673	—	—	11,673
Balances at September 30, 2018	127,209,335	$127	$653,509	$(16,908)	$4,567	641,295

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities
Net income	$145,833	$118,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,959	70,875
Accretion of asset retirement obligation and closed store reserve	219	168
Amortization of financing fees and debt issuance costs	658	347
Loss on disposal of property and equipment	404	820
Equity-based compensation	11,673	10,325
Deferred income taxes	29,773	23,245
Changes in operating assets and liabilities:
Accounts receivable	(10,299)	1,660
Inventories	(23,503)	(17,752)
Prepaid expenses and other current assets	(13,758)	(3,734)
Other assets	(3,945)	(702)
Accounts payable and other accrued liabilities	3,240	35,957
Accrued salaries and benefits	(2,130)	8,360
Other long-term liabilities	15,342	10,659
Cash flows from operating activities	235,466	258,969
Cash flows from investing activities
Purchases of property and equipment	(148,433)	(158,459)
Proceeds from sale of property and equipment	1	30
Cash flows used in investing activities	(148,432)	(158,429)
Cash flows from financing activities
Proceeds from revolving credit facilities	180,000	134,000
Payments on revolving credit facilities	(93,000)	(40,000)
Payments on capital and financing lease obligations	(3,349)	(3,053)
Payments of deferred financing costs	(2,131)	-
Cash from landlords related to capital and financing lease obligations	2,113	300
Repurchase of common stock	(193,307)	(192,000)
Proceeds from exercise of stock options	21,051	6,640
Other	(59)	—
Cash flows used in financing activities	(88,682)	(94,113)
(Decrease) increase in cash, cash equivalents, and restricted cash	(1,648)	6,427
Cash, cash equivalents, and restricted cash at beginning of the period	19,479	12,465
Cash, cash equivalents, and restricted cash at the end of the period	$17,831	$18,892

Supplemental disclosure of cash flow information
Cash paid for interest	$19,784	$15,052
Cash paid for income taxes	15,177	25,710

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$15,435	$13,476
Property acquired through capital and financing lease obligations	8,911	5,512

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

Revenue Recognition

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

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of September 30, 2018. The Company had a net gift card liability balance of $6.8 million as of September 30, 2018 and $13.1 million as of December 31, 2017. During the thirty-nine weeks ended September 30, 2018, the Company recognized $16.1 million in sales related to gift cards redeemed by customers.

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

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures of approximately $0.7 million and is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Adoption of this guidance took place prospectively during the first quarter of 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. Adoption of this guidance took place prospectively during the first quarter 2018, and the adoption did not have an impact on the Company’s consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). The amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which service contract implementation costs to capitalize as an asset and which costs to expense. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangements, which includes reasonably certain renewals. The Company adopted this guidance during the third quarter 2018 using the prospective transition approach. Adoption of the guidance did not have a material impact to the Company's financial statements and resulted in capitalization of implementation costs associated with various technology initiatives which are included in other assets in the consolidated balance sheet as of September 30, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842).” ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms greater than twelve months. Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease. Certain additional quantitative and qualitative disclosures will also be required. This ASU will be effective for the Company beginning with its 2019 fiscal year. While the Company is still evaluating the impact of this ASU, the Company expects it will result in material increases in assets and liabilities in its consolidated balance sheet and enhanced disclosures. In addition, the Company anticipates that the transition of its financing leases to operating leases under the new standard will result in an increase in rent expense, partially offset by reductions to depreciation and interest expense. The Company does not expect that the adoption of the ASU will have an impact on the Company’s cash flows.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this update remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The guidance will be effective for the Company for its fiscal year 2020, with early adoption permitted.  The Company does not expect this ASU to materially impact the Company’s disclosures.

No other new accounting pronouncements issued or effective during the thirty-nine weeks ended September 30, 2018 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

September 30, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$435,000	$—	$435,000
Total liabilities	$—	$435,000	$—	$435,000

Interest rate swap asset	$—	$6,159	$—	$6,159
Total assets	$—	$6,159	$—	$6,159

December 31, 2017	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$348,000	$—	$348,000
Interest rate swap liability	—	1,064	—	1,064
Total liabilities	$—	$349,064	$—	$349,064

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

Cash, cash equivalents, and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and other accrued liabilities and, accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of September 30, 2018 and December 31, 2017.

4. Long-Term Debt

A summary of long-term debt is as follows:

			As of
Facility	Maturity	Interest Rate	September 30, 2018	December 31, 2017
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$435,000	$—
Former Credit Facility	April 17, 2020	Variable	—	348,000
Total debt			435,000	348,000
Long-term debt			$435,000	$348,000

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of September 30, 2018.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $27.0 million have been issued as of September 30, 2018, primarily to support the Company’s insurance programs.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The interest rate on approximately 57% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 11, “Derivative Financial Instruments”).

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

During fiscal year 2017, the Company borrowed $153.0 million under the Former Credit Facility to be used in connection with the Company’s $250.0 million share repurchase program (see Note 9, “Stockholders’ Equity”) and made a total of $60.0 million of principal payments; resulting in total outstanding debt under the Former Credit Facility of $348.0 million at December 31, 2017. During the thirty-nine weeks ended September 30, 2018, the Company borrowed an additional $180.0 million primarily for share repurchases and made a total of $93.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $435.0 million as of September 30, 2018.

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

In addition, the Amended and Restated Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.25 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended September 30, 2018.

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of September 30, 2018.

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

5. Closed Store Reserves

The following is a summary of closed store reserve activity during the thirty-nine weeks ended September 30, 2018 and fiscal year 2017:

	Thirty-nine Weeks Ended	Fiscal Year Ended
	September 30, 2018	December 31, 2017
Beginning balance	$811	$1,083
Additions	—	—
Usage	(320)	(492)
Adjustments	85	220
Ending balance	$576	$811

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. As of September 30, 2018, the Company has finalized its 2017 federal income tax return and as such completed the accounting for the income tax effects of the 2017 Tax Act. In accordance with SAB 118, any future adjustments required due to changes in interpretation and guidance that may be issued will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and finalized.

The Company’s effective tax rate decreased to 17.3% for the thirteen weeks ended September 30, 2018 from 33.8% for the thirteen weeks ended October 1, 2017 primarily due to the enactment of the Tax Act as disclosed above, as well as the impact of a tax calculation method change. During the quarter ended September 30, 2018 the Company adopted tax calculation method changes that resulted in the accelerated deduction or deferral of certain items. The method changes were included in the Company’s 2017 tax return that was finalized during the fiscal quarter. As a result, the Company recorded a $2.6 million discrete tax benefit in the third quarter of 2018, which decreased the effective tax rate by 5.7%.

The Company’s effective tax rate decreased to 16.4% for the thirty-nine weeks ended September 30, 2018 from 31.7% for the thirty-nine weeks ended October 1, 2017 primarily due to the enactment of the Tax Act disclosed above, as well as the recognition of excess tax benefits related to the exercise of stock options recognized in the income tax provision. The tax calculation method change resulted in a discrete rate benefit of 1.5% for the thirty-nine weeks ended September 30, 2018.

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the statements of income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from excess tax benefits of share-based payment awards were $1.0 million and $0.2 million for the thirteen weeks ended September 30, 2018 and October 1, 2017, respectively. The income tax benefits resulting from excess tax benefits of share-based payment awards were $12.4 million and $8.4 million for the thirty-nine weeks ended September 30, 2018 and October 1, 2017, respectively.

7. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen weeks ended September 30, 2018, there were no purchases from this supplier and $2.7 million of purchases during the thirteen weeks ended October 1, 2017. During the thirty-nine weeks ended September 30, 2018 and October 1, 2017, purchases from this supplier were $2.6 million and $8.1 million, respectively. As of September 30, 2018, the Company had no accounts payable due to this vendor and as of December 31, 2017, the Company had recorded accounts payable of $0.7 million.

The Company’s former Executive Chairman of the Board, who retired from this position in February 2017, has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During the thirteen weeks ended September 30, 2018 and October 1, 2017, purchases from this supplier and its predecessors were $1.8 million and $1.6 million, respectively. During the thirty-nine weeks ended September 30, 2018 and October 1, 2017, purchases from this supplier and its predecessors were $4.4 million and $5.2 million, respectively. As of September 30, 2018, and December 31, 2017, the Company had recorded accounts payable due to the supplier of $0.2 million and $0.1 million, respectively.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017. On May 25, 2017, the Company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  The Company answered the complaint on September 28, 2017.  On August 15, 2018, the Company reached an agreement in principle to settle these claims.  The parties’ settlement agreement will be presented to the court for approval.  If approved by the court, the settlement will be funded from the Company’s directors and officers liability insurance policy and will not have a material impact on the Company’s consolidated financial statements.

9. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors from time to time, and the related repurchase activity and available authorization as of September 30, 2018.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$66,707	$283,293

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Number of common shares acquired	719,004	3,249,204	8,411,575	9,136,468
Average price per common share acquired	$21.29	$22.16	$22.98	$21.01
Total cost of common shares acquired	$15,307	$72,000	$193,307	$192,000

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Basic net income per share:
Net income	$37,500	$31,486	$145,833	$118,741
Weighted average shares outstanding	126,855	134,320	129,572	136,063
Basic net income per share	$0.30	$0.23	$1.13	$0.87
Diluted net income per share:
Net income	$37,500	$31,486	$145,833	$118,741
Weighted average shares outstanding - basic	126,855	134,320	129,572	136,063
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	341	2,128	484	2,506
RSUs	175	122	193	124
RSAs	82	114	137	102
PSAs	174	86	151	65
Weighted average shares and equivalent shares outstanding	127,627	136,770	130,537	138,860
Diluted net income per share	$0.29	$0.23	$1.12	$0.86

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the thirteen weeks ended September 30, 2018, the computation of diluted net income per share does not include 0.7 million options and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions net yet deemed met. For the thirteen weeks ended October 1, 2017, the computation of diluted net income per share does not include 1.9 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

For the thirty-nine weeks ended September 30, 2018, the computation of diluted net income per share does not include 1.1 million options and 0.1 million PSAs those awards would have been antidilutive or were performance awards with performance conditions net yet deemed met. For the thirty-nine weeks ended October 1, 2017, the computation of diluted net income per share does not include 1.9 million options and 0.1 million PSAs as those awards would have been antidilutive or were unvested performance awards.

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

The notional dollar amount of the five outstanding swaps was $250.0 million at September 30, 2018 and December 31, 2017, respectively, under which the Company pays a fixed rate and received a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2018 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level.

	As of September 30, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other Current Assets and Other Assets	$6,159	Other Accrued Liabilities and Long-term Liabilities	$1,064

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statements of ncome.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Consolidated Statements of Income Classification
Interest income (expense), net	$176	$—	$115	$—

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Comprehensive Income

During the thirty-nine weeks ended October 1, 2017, the Company did not record accumulated other comprehensive income. The following table presents the changes in accumulated other comprehensive income for the thirty-nine weeks ended September 30, 2018.

Cash Flow Hedges
Balance at December 31, 2017	$(784)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $1,851	5,351
Total other comprehensive income	5,351
Balance at September 30, 2018	$4,567

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statements of income.

13. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended September 30, 2018 and October 1, 2017.

	Thirteen Weeks Ended
	September 30, 2018		October 1, 2017
Perishables	$777,413	58.5%	$710,250	58.9%
Non-Perishables	551,696	41.5%	495,809	41.1%
Net Sales	$1,329,109	100.0%	$1,206,059	100.0%

	Thirty-nine Weeks Ended
	September 30, 2018		October 1, 2017
Perishables	$2,283,348	58.0%	$2,060,367	58.5%
Non-Perishables	1,654,650	42.0%	1,460,312	41.5%
Net Sales	$3,937,998	100.0%	$3,520,679	100.0%

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of September 30, 2018, there were 3,025,033 stock awards outstanding and 5,205,689 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of September 30, 2018, there were 130,643 options outstanding under the 2011 Option Plan.

Awards Granted

During the thirty-nine weeks ended September 30, 2018, the Company granted the following stock-based compensation awards:

Grant Date	RSUs	PSAs
March 2018	451,951	126,098
May 2018	54,913	2,756
August 2018	8,732	—
Total:	515,596	128,854
Weighted-average grant date fair value	$24.80	$25.10
Weighted-average exercise price	—	—

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

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date. The performance conditions with respect to 2015 earnings per share targets were deemed to have been met, and all PSAs have vested. During the thirty-nine weeks ended September 30, 2018, 20,595 of the 2015 PSAs were vested, and during the thirty-nine weeks ended October 1, 2017, 21,050 of the 2015 PSAs were vested.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSAs granted in fiscal year 2016 are restricted shares that are subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The EBIT target for each of the three years during the performance period is based on a percentage increase over the previous year’s actual EBIT, with each annual performance tranche measured independently of the previous and next tranche. Cumulative performance is based on the aggregate annual performance and is measured against a cumulative performance target. Payout of the performance shares will either be 0% or range from 50% to 150% of the target number of shares granted, depending upon goal achievement. Although deemed unlikely to be met, if the performance conditions are met, the applicable number of performance shares is subject to cliff vesting on the third anniversary of the grant date (March 2019). The performance conditions with respect to 2016 and 2017 EBIT were not met.

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

Equity-based Compensation Expense

Equity-based compensation expense was reflected in the consolidated statements of income as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Cost of sales, buying and occupancy	$251	$265	$827	$777
Direct store expenses	339	349	1,063	1,098
Selling, general and administrative expenses	2,453	3,471	9,783	8,450
Equity-based compensation expense before income taxes	3,043	4,085	11,673	10,325
Income tax benefit	(782)	(1,528)	(3,000)	(3,863)
Net equity-based compensation expense	$2,261	$2,557	$8,673	$6,462

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following equity-based awards were outstanding as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Options
Vested	1,816	4,226
Unvested	98	464
RSUs	694	449
PSAs	366	231
RSAs	182	353

As of September 30, 2018, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding equity-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$360	0.4
RSUs	11,895	1.8
PSAs	3,834	1.4
RSAs	2,343	1.4
Total unrecognized compensation expense at September 30, 2018	$18,432

During the thirty-nine weeks ended September 30, 2018 and October 1, 2017, the Company received $21.1 million and $6.6 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that specializes in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 313 stores in 19 states as of September 30, 2018, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of October 29, 2018, we have grown to 315 stores in 19 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through September 30, 2018, we continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We intend to open approximately 30 new stores per year for the near term, and in 2018, we have opened 30 new stores through October 29, 2018.

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

Results of Operations for Thirteen Weeks Ended September 30, 2018 and October 1, 2017

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 30, 2018	October 1, 2017
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,329,109	$1,206,059
Cost of sales, buying and occupancy	946,734	859,650
Gross profit	382,375	346,409
Direct store expenses	281,365	250,191
Selling, general and administrative expenses	43,944	39,955
Store pre-opening costs	3,819	2,456
Store closure and other costs	461	803
Income from operations	52,786	53,004
Interest expense	(7,419)	(5,609)
Other income	—	162
Income before income taxes	45,367	47,557
Income tax provision	(7,867)	(16,071)
Net income	$37,500	$31,486

Weighted average shares outstanding	126,855	134,320
Diluted effect of equity-based awards	772	2,450
Weighted average shares and equivalent shares outstanding	127,627	136,770
Diluted net income per share	$0.29	$0.23

	Thirteen weeks ended
	September 30, 2018	October 1, 2017
Other Operating Data:
Comparable store sales growth	1.5%	4.6%
Stores at beginning of period	301	274
Closed	—	—
Opened	12	8
Stores at end of period	313	282

Comparison of Thirteen Weeks Ended September 30, 2018 to Thirteen Weeks Ended

October 1, 2017

Net sales

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Net sales	$1,329,109	$1,206,059	$123,050	10%
Comparable store sales growth	1.5%	4.6%

Net sales during the thirteen weeks ended September 30, 2018 totaled $1.3 billion, increasing 10% over the same period of the prior fiscal year. Sales growth was driven by strong performance in new stores opened and a 1.5% increase in comparable store sales. Comparable stores contributed approximately 90% of total sales for the thirteen weeks ended September 30, 2018 and approximately 87% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Net sales	$1,329,109	$1,206,059	$123,050	10%
Cost of sales, buying and occupancy	946,734	859,650	87,084	10%
Gross profit	382,375	346,409	35,966	10%
Gross margin	28.77%	28.72%	0.05%

Gross profit increased during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended October 1, 2017 by $36.0 million, of which $35.4 million was a result of increased sales volume and $0.6 million related to increased margin rate. This improvement was primarily driven by higher margin rates for new stores opened in the current period partially offset by higher occupancy costs.

Direct store expenses

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Direct store expenses	$281,365	$250,191	$31,174	12%
Percentage of net sales	21.2%	20.7%	0.5%

Direct store expenses for the thirteen weeks ended September 30, 2018 increased $31.2 million, including $24.5 million related to stores opened after October 1, 2017, and $6.7 million related to stores operating prior to the same period in 2017. Direct store expenses, as a percentage of net sales, increased 50 basis points. This deleverage is primarily driven by planned wage investments funded by the savings from the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) as well as increased healthcare costs and higher depreciation expense associated with new store and strategic initiatives.

Selling, general and administrative expenses

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Selling, general and administrative expenses	$43,944	$39,955	$3,989	10%
Percentage of net sales	3.3%	3.3%	—

Selling, general and administrative expenses, as a percentage of sales, remained consistent during the thirteen weeks ended September 30, 2018 as compared to the thirteen weeks ended October 1, 2017. The $4.0 million increase in selling, general and administrative expenses primarily relates to increases in advertising, consulting and compensation expense in line with store growth and the Company’s strategic initiatives, partially offset by lower bonus and stock-based compensation expense.

Store pre-opening costs

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Attributable to 2017 store openings	—	2,055	(2,055)
Attributable to planned 2018 store openings	3,505	139	3,366
Attributable to planned 2019 store openings	314	262	52
Total store pre-opening costs	$3,819	$2,456	$1,363	55%
Percentage of net sales	0.3%	0.2%	0.1%

Store pre-opening costs in the thirteen weeks ended September 30, 2018 included $3.5 million primarily related to 12 stores opening during the period and two additional stores planned to be open in 2018 and $0.3 million associated with stores expected to open in 2019. Store pre-opening costs in the thirteen weeks ended October 1, 2017 included $2.1 million related to opening 11 stores during the third and fourth quarter 2017 and $0.4 million associated with stores opened subsequent to 2017.

Store closure and other costs

Store closure costs for the thirteen weeks ended September 30, 2018 and October 1, 2017 are related to adjustments to the closed facility reserve primarily related to refinement of estimated subtenant income and other actual occupancy costs from original estimates.

During the third quarter 2018, we incurred $0.4 million in costs, net of estimated insurance recovery, primarily associated with Hurricane Florence which affected 24 stores in three states. Although physical damage was minimal, the stores incurred costs for hurricane preparation work, temporary closures and inventory loss.

During the third quarter of 2017, 14 of our stores were affected by hurricanes in three states.  Although physical damage was minimal, the stores experienced loss of business due to temporary closures, inventory loss and additional expenses to clean up and power the stores.  These costs, net of estimated insurance recovery, approximate $0.7 million in the thirteen weeks ended October 1, 2017.

Interest expense

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Long-term debt	$4,312	$2,305	$2,007	87%
Capital and financing leases	3,023	3,033	(10)	(0)%
Deferred financing costs	141	116	25	22%
Interest rate hedge and other	(57)	155	(212)	(137)%
Total Interest Expense	$7,419	$5,609	$1,810	32%

The increase in interest expense is due to the higher principal balance on long-term debt combined with slightly higher interest rates for the thirteen weeks ended September 30, 2018.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	September 30, 2018	October 1, 2017
Federal statutory rate	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	3.7%
Excess tax benefits from share based payments	(2.1)%	(0.5)%
Tax calculation method change	(5.7)%	—
Other, net	(0.8)%	(4.4)%
Effective tax rate	17.3%	33.8%

Income tax provision decreased to $7.9 million for the thirteen weeks ended September 30, 2018 from $16.1 million for the thirteen weeks ended October 1, 2017. Our effective income tax rate decreased to 17.3% in the thirteen weeks ended September 30, 2018 from 33.8% in the thirteen weeks ended October 1, 2017 primarily related to the effects of the Tax Act, a discrete rate benefit resulting from a tax calculation method change made in connection with finalizing the 2017 income tax return and the recognition of excess tax benefits related to the exercise of stock options.

Net income

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Net income	$37,500	$31,486	$6,014	19%
Percentage of net sales	2.8%	2.6%	0.2%

Net income increased $6.0 million as a result of increased sales, due to strong new store performance and lower tax rate due to the Tax Act and tax accounting method change, partially offset by higher compensation expenses due to planned wage investments funded by the savings from the Tax Act.

Diluted earnings per share

	Thirteen weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Diluted earnings per share	$0.29	$0.23	$0.06	26%
Diluted weighted average shares outstanding	127,627	136,770	(9,143)

The increase in diluted earnings per share of $0.06 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

Results of Operations for Thirty-nine Weeks Ended September 30, 2018 and October 1, 2017

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$3,937,998	$3,520,679
Cost of sales, buying and occupancy	2,788,159	2,494,998
Gross profit	1,149,839	1,025,681
Direct store expenses	816,933	715,336
Selling, general and administrative expenses	128,828	110,312
Store pre-opening costs	9,414	10,055
Store closure and other costs	497	992
Income from operations	194,167	188,986
Interest expense	(20,028)	(15,447)
Other income	325	388
Income before income taxes	174,464	173,927
Income tax provision	(28,631)	(55,186)
Net income	$145,833	$118,741

Weighted average shares outstanding	129,572	136,063
Diluted effect of equity-based awards	965	2,797
Weighted average shares and equivalent shares outstanding	130,537	138,860
Diluted net income per share	$1.12	$0.86

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017
Other Operating Data:
Comparable store sales growth	2.0%	2.4%
Stores at beginning of period	285	253
Closed	—	—
Opened	28	29
Stores at end of period	313	282

Comparison of Thirty-nine Weeks Ended September 30, 2018 to Thirty-nine Weeks Ended

October 1, 2017

Net sales

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Net sales	$3,937,998	$3,520,679	$417,319	12%
Comparable store sales growth	2.0%	2.4%

Net sales during the thirty-nine weeks ended September 30, 2018 totaled $3.9 billion, increasing 12% over the same period of the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened and a 2.0% increase in comparable store sales. Comparable stores contributed approximately 89% of net sales for the thirty-nine weeks ended September 30, 2018 and approximately 87% for the same period of the prior fiscal year.

Cost of sales, buying and occupancy and gross profit

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Net sales	$3,937,998	$3,520,679	$417,319	12%
Cost of sales, buying and occupancy	2,788,159	2,494,998	293,161	12%
Gross profit	1,149,839	1,025,681	124,158	12%
Gross margin	29.20%	29.13%	0.07%

Gross profit increased during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended October 1, 2017 by $124.2 million, primarily as a result of increased sales volume due in part to the opening of 28 new stores and increased margin rate.

Direct store expenses

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Direct store expenses	$816,933	$715,336	$101,597	14%
Percentage of net sales	20.7%	20.3%	0.4%

Direct store expenses for the thirty-nine weeks ended September 30, 2018 increased $101.6 million. Direct store expenses, as a percentage of net sales, increased 40 basis points. This deleverage is primarily driven by planned wage investments funded by the savings from the Tax Act as well as increased healthcare costs and depreciation expense associated with new store and strategic initiatives.

Selling, general and administrative expenses

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Selling, general and administrative expenses	$128,828	$110,312	$18,516	17%
Percentage of net sales	3.3%	3.1%	0.2%

The increase in selling, general and administrative expenses primarily reflects increases in compensation expense, advertising and consulting costs, commensurate with store growth and strategic initiatives.

Store pre-opening costs

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Attributable to 2017 store openings	—	9,272	(9,272)
Attributable to planned 2018 store openings	8,416	254	8,162
Attributable to planned 2019 store openings	998	529	469
Total store pre-opening costs	$9,414	$10,055	$(641)	(6)%
Percentage of net sales	0.2%	0.3%	(0.1)%

Store pre-opening costs in the thirty-nine weeks ended September 30, 2018 included $8.4 million primarily related to 28 stores opening during the period and two additional stores planned to be open in 2018 and $1.0 million associated with stores expected to open in 2019. Store pre-opening costs in the thirty-nine weeks ended October 1, 2017 included $9.3 million related to opening 32 stores during the year and $0.8 million associated with stores opened subsequent to 2017.

Store closure and other costs

Store closure costs for the thirty-nine weeks ended September 30, 2018 and October 1, 2017 are related to adjustments to the closed facility reserve primarily related to refinement of estimated subtenant income and other actual occupancy costs from original estimates.

During the third quarter 2018, we incurred $0.4 million in costs, net of estimated insurance recovery, primarily associated with Hurricane Florence which affected 24 stores in three states. Although physical damage was minimal, the stores incurred costs for hurricane preparation work, temporary closures and inventory loss.

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

Interest expense

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Long-term debt	$10,495	$5,919	$4,576	77%
Capital and financing leases	8,748	8,715	33	0%
Deferred financing costs	658	347	311	90%
Interest rate hedge and other	127	466	(339)	(73)%
Total Interest Expense	$20,028	$15,447	$4,581	30%

The increase in interest expense is due to the higher principal balance of long-term debt combined with slightly higher interest rates on our Former Credit Facility for the thirty-nine weeks ended September 30, 2018.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017
Federal statutory rate	21.0%	35.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	3.7%
Excess tax benefits from share based payments	(7.1)%	(4.9)%
Tax calculation method change	(1.5)%	—
Other, net	(0.9)%	(2.1)%
Effective tax rate	16.4%	31.7%

Income tax provision decreased to $28.6 million for the thirty-nine weeks ended September 30, 2018 from $55.2 million for the thirty-nine weeks ended October 1, 2017. Our effective income tax rate decreased to 16.4% in the thirty-nine weeks ended September 30, 2018 from 31.7% in the thirty-nine weeks ended October 1, 2017 primarily related to the effects of the Tax Act, the recognition of excess tax benefits related to the exercise of stock options and a discrete rate benefit resulting from a tax calculation method change made in connection with finalizing the 2017 income tax return.

Net income

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Net income	$145,833	$118,741	$27,092	23%
Percentage of net sales	3.7%	3.4%	0.3%

Net income increased $27.1 million as a result of increased sales, due to strong new store performance and lower tax rate due primarily to the Tax Act, partially offset higher compensation expenses due to planned wage investments funded by the savings from the Tax Act.

Diluted earnings per share

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017	Change	% Change
Diluted earnings per share	$1.12	$0.86	$0.26	30%
Diluted weighted average shares outstanding	130,537	138,860	(8,323)

The increase in diluted earnings per share of $0.26 was driven by the increase in net income as well as fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	September 30, 2018	October 1, 2017
	(dollars in thousands)
Net income (1)	$185,531	$135,745
Income Tax Adjustment for Tax Act (2)	(21,266)	—
Interest expense, net of tax (3)	20,534	11,770
Net operating profit after tax (NOPAT)	$184,799	$147,515

Total rent expense, net of tax (3)	104,958	78,113
Estimated depreciation on capitalized operating leases, net of tax (3)	(46,182)	(34,370)
Estimated interest on capitalized operating leases, net of tax (3) (4)	58,776	43,743
NOPAT, including effect of capitalized operating leases	$243,575	$191,258

Average working capital	21,536	15,093
Average property and equipment	738,424	641,451
Average other assets	573,946	574,281
Average other liabilities	(192,287)	(149,039)
Average invested capital	$1,141,619	$1,081,786

Average estimated asset base of capitalized operating leases	1,053,271	930,645
Average invested capital, including the effect of capitalized operating leases	$2,194,890	$2,012,431

ROIC	16.2%	13.6%
ROIC, including the effect of capitalized operating leases	11.1%	9.5%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)

$18.7 million income tax benefit related to the Tax Act enacted in December 2017 and $2.6 million income tax benefit related to tax calculation method changes recognized in the third quarter of 2018, see Note 6, “Income Taxes.”

(3)	Net of tax amounts are calculated using the effective tax rate for the periods presented.
(4)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirty-nine weeks ended
	September 30, 2018	October 1, 2017
Cash, cash equivalents and restricted cash at end of period	$17,831	$18,892
Cash flows from operating activities	$235,466	$258,969
Cash flows used in investing activities	$(148,432)	$(158,429)
Cash flows used in financing activities	$(88,682)	$(94,113)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Amended and Restated Credit Agreement as discussed in Note 4, “Long-Term Debt” to fund our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities decreased $23.5 million to $235.5 million for the thirty-nine weeks ended September 30, 2018 compared to $259.0 million for the thirty-nine weeks ended October 1, 2017. The decrease in cash flows from operating activities is primarily a result of changes in working capital, partially offset higher noncash depreciation and amortization.

Cash flows provided by/(used in) operating activities from changes in working capital was ($46.5) million in the thirty-nine weeks ended September 30, 2018, compared to $24.5 million in the thirty-nine weeks ended October 1, 2017.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $148.4 million, and $158.4 million, for the thirty-nine weeks ended September 30, 2018 and October 1, 2017, respectively.

We expect capital expenditures to be in the range of $160 - $165 million in fiscal 2018, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Amended and Restated Credit Agreement.

Financing Activities

Cash flows used in financing activities were $88.7 million for the thirty-nine weeks ended September 30, 2018 compared to $94.1 million for the thirty-nine weeks ended October 1, 2017. During the thirty-nine weeks ended September 30, 2018, cash flows used in financing activities primarily consisted of $193.3 million for stock repurchases, partially offset by $87.0 million of net borrowings on our credit facilities, and $21.1 million in proceeds from the exercise of stock options.

During the thirty-nine weeks ended October 1, 2017, cash flows used in financing activities primarily consisted of $192.0 million for stock repurchases, partially offset by $94.0 million of net borrowings on the Former Credit Facility, and $6.6 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $87.0 million to $435.0 million as of September 30, 2018, compared to December 31, 2017. The increase is due to net borrowings under our credit facilities primarily used for our share repurchase programs. See Note 4, “Long-Term Debt” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of September 30, 2018.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$66,707	$283,293

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

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Number of common shares acquired	719,004	3,249,204	8,411,575	9,136,468
Average price per common share acquired	$21.29	$22.16	$22.98	$21.01
Total cost of common shares acquired	$15,307	$72,000	$193,307	$192,000

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2034.

The following table summarizes our contractual obligations as of September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$435,000	—	—	$435,000	—
Interest payments on $700.0 million Credit Agreement (2)	69,831	16,063	33,305	20,463	—
Capital and financing lease obligations(3)	123,421	16,444	31,692	26,810	48,475
Operating lease obligations(3)	1,690,376	155,489	334,592	310,553	889,742
Totals	$2,318,628	$187,996	$399,589	$792,826	$938,217

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

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of September 30, 2018 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for capital and financing and operating lease obligations as of September 30, 2018. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.7 million for years one to three, $2.1 million for years four to five, and $2.2 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and for which there have not been material changes since that filing through September 30, 2018.

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

There have been no substantial changes to these estimates or the policies related to them during the thirty-nine weeks ended September 30, 2018. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $435.0 million principal outstanding under our Amended and Restated Credit Agreement as of September 30, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $4.4 million annually. We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the five outstanding swaps at December 31, 2017 and September 30, 2018 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $435.0 million principal outstanding under our Amended and Restated Credit Agreement as of September 30, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $1.9 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 30, 2018, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  On May 25, 2017, our company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  On August 15, 2018, we reached an agreement in principle to settle these claims.  The parties’ settlement agreement will be presented to the court for approval.  If approved by the court, the settlement will be funded from our directors and officers liability insurance policy and will not have a material impact on our consolidated financial statements.

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

Proposition 65 Coffee Action

On April 13, 2010, an organization named Council for Education and Research on Toxics (“CERT”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against nearly 80 defendants who manufacture, package, distribute or sell brewed coffee, including Sprouts. CERT alleges that the defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. CERT seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties.

Our company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On June 15, 2018, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” OEHHA accepted public comments on the proposed regulation until August 30, 2018, and expects that the proposed regulation, if finalized, could be effective as early as January 2019. The joint defense group sought a stay of the lawsuit pending resolution of OEHHA’s rulemaking, and a temporary stay order was granted by the Court of Appeal of the State of California on October 12, 2018, until further order.

At this stage of the proceedings, prior to a trial on the remedies issues, Sprouts is unable to predict or reasonably estimate the potential loss or effect on our company or our operations. Accordingly, no loss contingency was recorded for this matter. If the proposed regulation is not adopted, or the court determines that it does not apply to this case, the trial court has discretion to impose zero penalties against our company or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement or the trial or appellate court rulings of the case to our company, if any, cannot be predicted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirty-nine weeks ended September 30, 2018.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2, 2018 - July 29, 2018	215,795	$21.25	215,795	$294,023,000
July 30, 2018 - August 26, 2018	503,209	$21.31	503,209	$283,293,000
August 27, 2018 - September 30, 2018	—	—	—	$283,293,000

(1)	Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: November 1, 2018	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Chief Financial Officer
(Principal Financial Officer)