Form 10-K
period 2018-12-30
Sprouts Farmers Market, Inc.
filed 2019-02-21
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,815,472,482, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 18, 2019, there were outstanding 124,123,213 shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 30, 2018.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “Sprouts,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

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

Sprouts Farmers Market operates as a healthy grocery store that specializes in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete grocery shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 313 stores in 19 states as of December 30, 2018, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 18, 2019, we have grown to 318 stores in 19 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through December 30, 2018, we have continued to open new stores while successfully rebranding to the Sprouts banner 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

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

•

Team Members. Our stores are typically staffed with 80 to 100 full and part-time team members including a store manager, two assistant store managers, eight department managers, eight to ten assistant department managers, store office staff and other team members. We strive to create a strong and unified company culture and develop team members throughout the entire organization, and we assist our store teams with our store support office and regional teams. We have prioritized making investments in training that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers.  We believe our team members contribute to our consistently high service standards and that this helps us successfully open and operate our stores.

Our Product Offering

We are a complete food retailer that offers a full shopping experience for our customers. We focus and tailor our assortment to fresh, natural and organic foods and healthier options throughout all of our departments.

Fresh, Natural and Organic Foods

We focus our product offerings on fresh, natural and organic foods. Foods are generally considered “fresh” if they are minimally processed or in their raw state not subject to any type of preservation or freezing. Natural foods can be broadly defined as foods that are minimally processed and are free of synthetic preservatives, artificial sweeteners, colors, flavors and other additives, growth hormones, antibiotics, hydrogenated oils, stabilizers and emulsifiers. Essentially, natural foods are largely or completely free of non-naturally occurring chemicals and are as near to their whole, natural state as possible.

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

	2018	2017	2016
Perishables	57.5%	58.0%	58.1%
Non-Perishables	42.5%	42.0%	41.9%

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

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products feature competitively priced specialty and innovative products, with great taste profiles and quality and strict ingredient standards that we believe equal or exceed national brands. Our private label program accounted for approximately 13% of our revenue in 2018 and features approximately 2,400 products. Our private label brands drive value by offering our customers lower prices while still delivering generally higher margin as compared to branded products. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

Sourcing and Distribution

We manage the buying of, and set the standards for, the products we sell, and we source our products from over 780 vendors and suppliers, both domestically and internationally. We work closely with our supply chain partners to improve animal welfare standards, sustainable seafood sourcing, support for organic agriculture and the ethical treatment of people.

We believe, based on our industry experience, that our strong relationships in the produce business provide us a competitive advantage and enable us to offer high-quality produce at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. Given the importance of produce to our stores, we source, warehouse and self-distribute nearly all produce. This ensures our produce meets our high quality standards. We are supported by dedicated regional procurement teams that provide us flexibility to procure produce on local, regional and national levels.

We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We distribute all produce to our stores from two leased distribution centers and three third-party operated distribution centers, and we manage every aspect of quality control in this department. We believe we currently have sufficient capacity at these facilities to support our near-term growth plans in our current markets, but we continue to explore expansion opportunities as our needs evolve.

We believe our scale, together with this decentralized purchasing structure and flexibility generates cost savings, which we then pass on to our customers. Distributors and farmers recognize the volume of goods we sell through our stores and our flexible purchasing and supply chain model allows us to opportunistically acquire produce at great value which we will also pass along to our customers.

For all non-produce products, we use third-party distributors and vendors to distribute products directly to our stores following specifications and quality control standards that are set by us.

KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 34%, 34% and 33% of our total purchases in fiscal 2018, 2017 and 2016, respectively. Another 4% of our total purchases in each of fiscal 2018, 2017 and 2016, respectively, were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”). See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising

Pricing

We are committed to a pricing strategy consistent with our motto of “Healthy Living for Less.” As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions on selected products that drive traffic and trial. We typically have about 31% of our approximately 20,100 products on sale at any given time.

Marketing and Advertising

We supplement and support our everyday competitive pricing strategy through weekly advertised specials, a weekly e-circular, online coupons and special promotions. We send over 19 million weekly advertisement circulars to encourage customers to shop at our stores. These circulars focus on product education and offerings and aim to engage the customer. We use sales flyers distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These sales flyers include representative products from our key departments. In addition, we have a customer database of over two million customers as of December 30, 2018, many of whom receive electronic versions of our weekly circulars or monthly newsletters.

We tailor our advertisements to specific markets, which provides us with greater flexibility to offer different promotions and respond to local competitive activity. In addition, we advertise our sales promotions and support our brand image through the use of local radio, television and billboards, as well as targeted direct mail in specific markets.

We also continue to promote and enhance our digital presence.  We developed and maintain a smartphone app on which we include mobile coupons, customized offers based on the user’s preferences and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers, highlight our product offerings and offer special deals. Our website and smartphone app also feature on-line ordering for delivery. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our website herein. We continue to expand our social media platform. As of December 30, 2018, we had approximately 1.6 million social media followers, primarily on Facebook and Instagram. In addition, we offer home deliveries from our stores through partner services in many of our markets, and we intend to expand our home delivery to our major markets nationwide. We will continue to explore mobile and digital opportunities to further connect with our customers.

In addition to the weekly circulars, we offer numerous other saving opportunities for our customers, all of which are meant to reinforce our value offering and are designed to appeal to specific target customers. In 2018, we had more than 30 major promotional events throughout the year, which included our Vitamin Extravaganza, Frozen Frenzy, Gluten-Free Favorites, and Incredible Bulk Sales, in addition to our 72-Hour Sales.

Our Customers

Our target customer seeks a wide assortment of high-quality fresh and nutritious food as well as vitamins and supplements at competitive prices. We believe our value proposition and complete grocery offering engages both conventional and health-focused shoppers.

We have a broad range of customers from those looking for value, to customers seeking specific attribute products, to those seeking to eat healthier. We believe the majority of our customers are initially attracted to our stores by our fresh produce, which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We drive customer traffic by aggressively promoting produce and other items through weekly advertisements designed primarily to reach the everyday supermarket shopper. Through department-specific promotions, in-store signage, digital engagement and customer education, many customers begin to shop new departments and try new products. Over time, through customer service and engagement, targeted marketing, and increased knowledge of our product offering, we believe that customers will shop with greater frequency throughout the entire store.

Sustainability and Social Responsibility

Central to our identity is a genuine commitment to sustainability and social responsibility. We care deeply about the health and well-being of our customers, team members, communities and our world.  We are committed to operating our business in a way that respects social and environmental welfare.

Hunger Relief and Waste Management

In the United States, approximately 40% of all food grown goes uneaten and ends up in landfills, while one in seven Americans is food insecure at some point throughout a given year.  We are committed to eliminating food waste and fighting hunger in the communities we serve.  We have taken great strides to ensure that each of our stores and distribution centers has a food recovery program in place.  In 2018, Sprouts rescued and repurposed nearly 64 million pounds of food.

Every day, Sprouts team members gather product that may no longer be in retail condition, but remains wholesome to consume, through our Food Rescue Program.  In 2018, Sprouts stores and distribution centers donated over 27 million pounds of food, the equivalent of 23 million meals to hunger relief agencies.  Our annual Grab’N’Give campaign funded by contributions from our customers generated over 487,000 personal care and emergency food bags for those in need. Sprouts was proud to once again be named a Leadership Partner by Feeding America in 2018 for our commitment to help those facing hunger in our communities.

Food that did not meet our Food Rescue Program donation guidelines was sent to local farms through our Food Waste to Farms Program.  In 2018, our stores diverted more than 37 million pounds of food waste to these farms to provide a low-cost feed source for local farmers. As part of our further effort to combat waste, during 2018 we recycled more than 91 million pounds of cardboard. These waste reduction initiatives reduce our environmental footprint and waste management expenditures and take Sprouts closer to our commitment to “zero waste.”

Refrigeration and Energy Management

Sprouts has a robust refrigeration and energy management plan in place to reduce fugitive refrigeration emissions and reduce energy consumption in our stores. In 2017, we conducted our first annual greenhouse gas emissions inventory and identified areas of opportunity within our operations and supply chain, and the Environmental Protection Agency (“EPA”) recognized 76 Sprouts stores with “GreenChill” certifications; the GreenChill program is a partnership between the EPA and food retailers to reduce refrigerant emissions and decrease their impact on the ozone layer and climate change.

To further reduce energy consumption in our stores, Sprouts implemented a program engaging our approximately 30,000 team members to “Save Green”.  The Save Green program is a team member engagement tool aimed at reducing energy consumption and costs through best practices.  Sprouts also embeds green building practices into our new stores and remodels that lead to long-term reduced energy consumption and cost.  Some examples include daylight harvesting, LED lighting and energy management systems to control refrigeration and HVAC.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on promoting nutrition education and fresh food access in local communities where Sprouts operates. Our Foundation relies on donations from Sprouts, as well as our vendors and customers, to support non-profit organizations that fulfill its mission. Sprouts covers 100% of the Foundation’s operational expenses ensuring that every dollar raised benefits the Foundation’s programs. Since the Foundation’s inception, it has provided over $7 million in donations to more than 250 non-profit organizations.

Our Foundation has multi-year partnerships with seven organizations that are committed to making a meaningful difference in the lives of children, individuals and families.

•	Out Teach (formerly REAL School Gardens) builds learning gardens in low-income elementary schools that enhance student learning and provide health nutrition education.
•	Denver Urban Gardens funds community gardens and school-based nutrition education in neighborhoods with limited resources in Denver, Colorado.
•	Soil Born Farms provides school-based gardening, teacher training and nutrition education for low-income schools in Sacramento County, California.
•	Spaces of Opportunity South Phoenix Urban Farm is an 18-acre community garden that will broaden access to healthy, nutritious foods in the heart of South Phoenix, Arizona.
•

TX Sprouts, operated by the College of Natural Sciences at University of Texas at Austin, combats childhood obesity through school-based gardening, cooking and nutrition education programs in low-income schools throughout Austin, Texas.

•	Vitamin Angels provides access to life saving vitamins and minerals for at-risk populations in need, particularly pregnant women, new mothers and children.
•	Valley of the Sun United Way Roosevelt Community Project supports community-based health and nutrition programs for children, individuals and families in South Phoenix, Arizona.

The Foundation began the Neighborhood Grants program in 2017 to distribute donations received from Sprouts and our customers entirely in the communities in which the donations were collected. In 2018, with Neighborhood Grants ranging from $2,500 to $10,000, our Foundation contributed $550,000 to 85 local non-profit organizations aligned with its goal to create stronger and healthier communities. Our Foundation and stores also contributed financial and in-kind donations to those impacted by natural disasters during 2018 in North Carolina and California. On November 3, 2018 we hosted our first company-wide Day of Service, uniting 500 team members for 28 community service projects across the country.

Growing Our Business

We believe we are well-positioned to capitalize on two powerful, long-term consumer trends—a growing interest in health and wellness and a focus on value and are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expand our store base. We intend to continue expanding our store base by pursuing new store openings in existing markets, expanding into adjacent markets and penetrating new markets. We have opened 30, 32 and 36 new stores in fiscal 2018, 2017 and 2016, respectively.  We expect to continue to expand our store base with approximately 28 store openings and one relocation planned for fiscal 2019, of which five new stores have opened as of February 18, 2019. In the near term we expect to open approximately 30 new stores annually, with approximately 50% in existing markets.

The below diagram shows our store footprint, by state, as of December 30, 2018.

Continue positive comparable store sales. For 47 consecutive quarters, including throughout the economic downturn from 2008 to 2010, stores under our management have achieved positive comparable store sales growth. We believe the consistency of our performance over time and across geographies and vintages is the result of a number of factors, including our distinctive value positioning and merchandising strategies, product innovation and a well-trained staff focused on customer education and engagement. We believe we can continue to grow the number and size of customer transactions by enhancing our core value proposition and distinctive customer-oriented shopping experience. We aim to grow our average ticket by continuing to expand and refine our fresh, natural and organic product offering, our private label program, our targeted and personalized marketing efforts and our in-store and digital education. We believe these factors, combined with the continued strong growth in fresh, natural and organic food consumption, will allow Sprouts to gain new customers, increase customer loyalty and, over time, convert single-department customers into core customers who shop Sprouts with greater frequency and across an increasing number of departments.

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

Train Future Leaders. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 30,000 team members. In 2018, we promoted more than 6,000 team members. We regularly assess prevailing wages in the markets in which we operate and offer competitive wages and benefits as we believe active, educated and passionate team members contribute to consumer satisfaction. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates that share our passion for Healthy Living for Less and training our team members on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every department in every store. Our team members are trained and empowered to proactively engage with customers throughout the entire store. This includes investing time to educate them on the benefits of different vitamins, sharing ways to prepare a meal or cutting a piece of produce or opening a package to offer customers product tastings throughout the store. We consider customer education and engagement to be particularly important as many conventional supermarket customers that have not shopped our stores believe that eating healthy is expensive and difficult.

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

We currently expect to open approximately 30 new Sprouts Farmers Market stores per year over the near term based on our new store site selection analysis. We expect to open approximately 50% of our new stores in existing markets and approximately 50% in new markets, as we believe this provides for a good balance, given that our new stores in existing markets mature more quickly than those in new markets.  This mix allows us to focus our resources on developing our new markets, so they begin with a solid foundation.

See “Properties” for additional information with respect to our store locations.

Our Competition and Industry

We operate within the intensely competitive and highly fragmented grocery store industry which encompasses a wide array of food retailers, including large conventional independent and chain supermarkets, warehouse clubs, small grocery and convenience stores, and natural and organic, specialty, mass, discount and other food retail and online formats. According to the Progressive Grocer, U.S. supermarket sales totaled $683 billion in 2017. Based on our industry experience, we believe we are capturing significant market share from conventional supermarkets and specialty concepts in this supermarket segment.

While the natural and organic food segment is one of the fastest growing segments in the industry, conventional supermarkets have experienced overall share decline from approximately 73% in 2005 to approximately 63% in 2017, according to the Progressive Grocer, as customers have migrated to other grocery retail formats. Conventional supermarket customers are attracted to unique product offerings, formats and differentiated shopping experiences. Based on our industry experience, we also believe consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. This overall demand for healthy products is driven by many factors, including increased awareness about the benefits of eating healthy, a greater focus on preventative health measures, and the rising costs of health care. We believe customers are attracted to retailers with comprehensive health and wellness product offerings. As a result, food retailers are offering an increased assortment of fresh, natural and organic foods as well as vitamins and supplements to meet this demand.

Our competitors include conventional supermarkets such as Kroger, Albertsons and Safeway, and other food retailers such as Whole Foods, Natural Grocers by Vitamin Cottage and Trader Joe’s, as well as mass or discount retailers, warehouse membership clubs, online retailers such as Amazon, specialty stores, restaurants, and home delivery and meal solution companies. We believe Sprouts offers consumers a compelling value relative to our competitors and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of products along with exceptional customer engagement.

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

Regulatory Compliance

Our stores are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, environmental protection, licensing for the sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”) and the EPA.

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Similarly, the USDA’s Food Safety Inspection Service is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

Congress amended the FDCA in 2011 through passage of the Food Safety Modernization Act (“FSMA”), which greatly expanded FDA’s regulatory obligations over all actors in the supply chain. Industry actors continue to determine the best pathways to implement FSMA’s regulatory mandates and FDA’s promulgating regulations throughout supply chains, as most requirements are now in effect. Such regulations mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.

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

USDA’s Agricultural Marketing Service (“AMS”) oversees compliance with the National Organic Standards Program and related labeling activity. In addition, AMS has responsibility for newly enacted requirements surrounding the disclosure of the presence of bioengineered ingredients in food, scheduled to go into effect beginning in 2020.

Dietary Supplements. The FDA has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. Congress amended the FDCA in 1994 through passage of the Dietary Supplement Health and Education Act (“DSHEA”), which greatly expanded FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became its own regulated commodity while also allowing structure/function claims on products. However, no statement on a dietary supplement may expressly or implicitly represent that it will diagnose, cure, mitigate, treat or prevent a disease.

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

Employees

As of December 30, 2018, we had approximately 30,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

Corporate Offices

Our principal executive offices are located at 5455 E. High Street, Suite 111, Phoenix, Arizona 85054. Our website address is www.sprouts.com. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, results of operations, cash flows, financial condition, or prospects and cause the value of our common stock to decline.

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

We opened 30 and 32 stores in fiscal 2018 and 2017, respectively, and we currently expect to open approximately 30 new stores annually over the near term. However, we cannot assure you that we will achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

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

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 34% of our total purchases in each of fiscal 2018 and 2017. Our current primary contractual relationship with KeHE continues through July 18, 2025 and provides that KeHE will be our primary supplier for all of our stores. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of KeHE to deliver product to our stores in quantities that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels. Another 4% of our total purchases in each of fiscal 2018 and 2017 were made through our secondary supplier, UNFI. Our current contractual relationship with UNFI continues through September 30, 2021. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic.  Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

We self-distribute our produce through our two distribution centers located in Arizona and Texas and three third-party distribution centers, with two located in California and one located in Georgia. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns or contractual disputes with third-party service providers could adversely impact our ability to distribute produce to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand, as well as increased costs from third-party service providers. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason, causing delays in shipment of produce to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, unexpected delays in deliveries from vendors that ship directly to our stores or increases in transportation costs (including through increased fuel costs) could have a material adverse effect on our financial condition, results of operations and cash flows. Labor shortages, work stoppages or wage increases in the transportation or other industries, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries or increased costs could negatively affect our business.

Disruptions to, or security breaches involving, our information technology systems could harm our ability to run our business.

We rely extensively on information technology systems for point of sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, catastrophic events, and usage errors by our team members. In March 2016, an email “phishing” scam was perpetrated against one of our team members, who inadvertently disclosed 2015 W-2 statements of our team members to an unauthorized third party purporting to be one of our executive officers. We worked with the FBI and the IRS to investigate this crime and to determine the best ways to protect team member tax information, and offered credit monitoring services to impacted team members. As described under “Legal Proceedings,” we are subject to a number of complaints related to this scam, each on behalf of a purported class of our current and former team members whose personally identifiable information was inadvertently disclosed; these matters are covered by our cyber insurance, subject to applicable deductibles. We have implemented numerous additional security protocols in order to further tighten security and continue to maintain a customary cyber insurance policy, but there can be no assurance similar breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy.

Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in implementing new systems, adapting these systems to changing technologies or expanding them to meet the future needs and growth of our business. If our systems are improperly implemented, breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, team members and others; face costly litigation, enforcement actions and penalties; and our reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any security breach or other material interruption in the information technology systems we rely on may have a material adverse effect on our business, operating results and financial condition.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, dietary preferences, convenient options, natural and organic products, meal solutions, ingredient transparency and sustainability, and vitamins and supplements, as well as new and evolving methods of engaging with and delivering our products to our customers. Consumer preferences towards vitamins, supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost or sustainability of these products. Our store offerings currently include natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety, efficacy or benefits of any such items may adversely affect demand for our products, and could result in lower customer traffic, sales, results of operations and cash flows.

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

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we prepare and/or sell or involving vendors that supply us with products or provide us with services could result in the discontinuance of sales of these products or our relationship with such vendors or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to severe damage to our reputation and product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets.

As a fresh, natural and organic retailer, we believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. As a result, we believe that our customers hold us to a high food safety standard. Therefore, real or perceived quality or food safety concerns, whether or not ultimately based on fact, and whether or not involving products prepared and/or sold at our stores or vendors that supply us with products or provide us with services, would cause negative publicity and lost confidence regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

If we do not successfully manage the transition associated with the resignation of our former chief executive officer and the appointment of a new chief executive officer, it could have an adverse impact on our business.

Amin Maredia resigned from his position as our company’s chief executive officer (“CEO”) and resigned from our board of directors to pursue other interests, effective December 30, 2018. Our board appointed Brad Lukow, our chief financial officer, and Jim Nielsen, our president and chief operating officer, as interim co-chief executive officers until a permanent successor has been named. Our board has an active search process underway to select the next CEO from internal and external candidates. Although our board is confident in the interim leadership of Messrs. Lukow and Nielsen, leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent CEO may cause disruption to our business. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. This may also make it more difficult for us to retain and hire key management and other team members.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act (or its successor or replacement), could cause us to incur additional wage and benefit costs, as well as increased contractual costs associated with our service providers. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

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

As of December 30, 2018, we had outstanding indebtedness of $453.0 million under our credit agreement (referred to as the “Amended and Restated Credit Agreement”). We may incur additional indebtedness in the future, including borrowings under our Amended and Restated Credit Agreement. Our indebtedness, any additional indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

Our ability to obtain necessary funds through borrowing will depend on our ability to generate cash flow from operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our Amended and Restated Credit Agreement or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results and financial condition may be adversely affected. Our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investment.

Covenants in our debt agreements restrict our operational flexibility.

Our Amended and Restated Credit Agreement contains usual and customary restrictive covenants relating to our management and the operation of our business, including the following:

•	incurring additional indebtedness;
•	making certain investments;
•	merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of our assets;
•	paying dividends, making distributions, or redeeming capital stock;
•	entering into transactions with our affiliates; and
•	granting liens on our assets.

Our Amended and Restated Credit Agreement also requires us to maintain a specified total net leverage ratio and minimum interest coverage ratio at the end of any fiscal quarter at any time the facility is drawn. Our ability to meet these ratios, if applicable, could be affected by events beyond our control. Failure to comply with any of the covenants under our Amended and Restated Credit Agreement could result in a default under the facility, which could cause our lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operating results, and financial condition.

Market and Other External Risks

General economic conditions that impact consumer spending or result in competitive responses could adversely affect our business.

The retail food business is sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates, tariffs and other economic factors that affect consumer spending and confidence or buying habits may materially adversely affect the demand for products we sell in our stores. In recent years, the U.S. economy has experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, decreases in home values and retirement accounts, instability in foreign markets, high unemployment and falling consumer confidence. As a result, consumers are more cautious and could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores or extreme value formats, which could have a material and adverse effect on our operating results and financial condition.

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

We operate in the highly competitive retail food industry. Our competitors include supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily product selection, quality, convenience, customer engagement, store format, location, price and delivery options. Our success depends on our ability to offer products and services that appeal to our customers’ preferences, and our failure to offer such products or services could lead to a decrease in our sales. To the extent that our competitors lower prices, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to perishable, prepared and specialty foods, including fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores or expand delivery options within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 23% of our net sales in both fiscal 2018 and 2017. Although we have not experienced difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

In addition, we and our suppliers compete with other food retailers in the procurement of fresh, natural and organic products, which are often less available than conventional products. If our competitors significantly increase their fresh, natural and organic product offerings due to increases in consumer demand or otherwise, we and our suppliers may not be able to obtain a sufficient supply of such products on favorable terms, or at all, and our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We could also suffer significant inventory losses in the event of disruption of our supply chain network or extended power outages in our distribution centers. If we are unable to maintain inventory levels suitable for our business needs, it would materially adversely affect our financial condition, results of operations and cash flows.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences.

As of December 30, 2018, we operated 114 stores in California, making California our largest market representing 36% of our total stores in fiscal 2018. We also have store concentration in Texas, Arizona and Colorado, operating 43, 39 and 32 stores in those states, respectively, and representing 14%, 12% and 10% of our total stores in fiscal 2018, respectively. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; wage increases; changes in economic conditions; floods, prolonged droughts or other severe weather conditions; and other catastrophic occurrences, such as wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

Fluctuations in commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities. Many commodity prices are subject to significant fluctuations. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us, and price decreases may result in our competitors reducing retail prices on items containing such ingredients. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs or competitive responses to decreasing prices, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. In addition, we may lower our retail prices in response to lower commodity costs or competitive conditions.  Our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

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

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of products we sell as “natural.” Although the FDA and the USDA have each issued statements regarding the appropriate use of the word “natural,” and the FDA has requests for comment now pending on the issue, there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies and retailers that market “natural” or similarly labeled products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Third-Party Risks. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

We are also subject to laws and regulations more generally applicable to retailers. Compliance with or changes to such laws and regulations may increase our costs, limit or eliminate our ability to sell certain products or otherwise adversely affect our business, reputation, results of operations, financial condition or cash flows.

We are subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

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

Our operations, which are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, and other legal actions in the ordinary course of our business, including litigation arising from food-related illness or product labeling. In addition, our team members may, from time to time, bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows.

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

We may also be subject to claims that our intellectual property, activities or the products we sell infringe, misappropriate or otherwise violate the intellectual property rights of others. Any such claims can be time consuming and costly to defend and may distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to enter into costly settlement or license agreements (which could, for example, prevent us from using our trademarks in certain geographies or in connection with certain products and services), pay costly damage awards, and face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services, any of which could have a material adverse effect on our business.

Changes in accounting standards may materially impact reporting of our financial condition and results of operations.

Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for leases, inventories, goodwill and intangible assets, store closures, insurance, income taxes, share-based compensation and accounting for mergers and acquisitions and other special items, are complex and involve subjective judgments. Changes in these rules or their interpretation may necessitate changes to our financial statement presentation and significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported financial condition and results of operations. For example, our adoption of ASC 842, Leases, effective in fiscal 2019 will impact our financial statement presentation and financial results in future periods.

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

We have a significant amount of goodwill and other intangible assets. As of December 30, 2018, we had goodwill and intangible assets of approximately $368.1 million and $194.8 million, respectively, which represented approximately 22% and 12% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2016, 2017 and 2018, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Our nutrition-oriented educational activities may be impacted by government regulation or our inability to secure adequate liability insurance.

We provide nutrition-oriented education to our customers, and these activities may be subject to state and federal regulation and oversight by professional organizations or misconstrued by our customers as medical advice. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that (i) does not, in the FDA’s view, accurately present such information, (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information or (iii) impermissibly promotes drug-type disease-related benefits. If our team members or third parties we engage to provide this information do not act in accordance with regulatory requirements, we may become subject to penalties or litigation that could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on this activity. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our customer educators to provide some information to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

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

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us or our competitors;
•	fluctuations in stock market prices and trading volumes of securities of similar companies;
•	sales, or anticipated sales, of large blocks of our stock;
•	short selling of our common stock by investors;
•	additions or departures of key personnel;
•	new store openings or entry into new markets by us or by our competitors;
•	regulatory or political developments;
•	changes in accounting principles or methodologies;
•	litigation and governmental investigations;
•	acquisitions by us or by our competitors;
•	actions taken by activist stockholders; and
•	general financial market conditions or events.

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

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders. Our corporate governance documents include the following provisions:

•	creating a classified board of directors (referred to as the “Board”) whose members serve staggered three-year terms;
•	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•	limiting the liability of, and providing indemnification to, our directors and officers;
•	prohibiting our stockholders from acting by written consent, thereby requiring stockholder action to be taken at an annual or special meeting of stockholders;
•

prohibiting our stockholders from calling special meetings of stockholders, which may delay the ability of our stockholders to force consideration of a proposal or the ability of holders controlling a majority of our capital stock to take any action, including the removal of directors;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to the board;
•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;
•	providing the board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;
•

permitting newly created directorships resulting from an increase in the authorized number of directors or vacancies on the board to be filled only by a majority of our remaining directors, even if less than a quorum is then in office, or by a sole remaining director; and

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

We do not anticipate declaring or paying in the foreseeable future any cash dividends on our capital stock. Instead, we plan to retain any earnings to finance our operations and growth plans. In addition, our Amended and Restated Credit Agreement contains covenants that would restrict our ability to pay cash dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Our business could be impacted as a result of actions by activist stockholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions, which may include private engagement, publicity campaigns, proxy contests, efforts to force transactions not supported by our board of directors, and litigation, could be costly and time-consuming, may not align with our strategic plan and could divert the time and attention of our board of directors and management from our business. Perceived uncertainties as to our future direction as a result of stockholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our stock price, relationships with vendors, customers, prospective and current team members and others.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 30, 2018, we had 313 stores located in nineteen states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Mexico	9
Arizona	39	North Carolina	4
California	114	Oklahoma	11
Colorado	32	Pennsylvania	1
Florida	6	South Carolina	1
Georgia	16	Tennessee	6
Kansas	5	Texas	43
Maryland	2	Utah	5
Missouri	3	Washington	1
Nevada	12

In fiscal 2017 we opened 32 new stores. In fiscal 2018, we opened 30 new stores and closed two underperforming stores. Through February 18, 2019, we have opened five stores in fiscal 2019, bringing our total store count to 318.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 15 year term with four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance.

As of December 30, 2018, we utilized five distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

Facility	State	Square Footage*
Corporate Office	Arizona	96,000
Distribution Center	Arizona	129,000
Distribution Center	California	123,000
Distribution Center	California	110,000
Distribution Center	Georgia	100,000
Distribution Center	Texas	117,000

*	Rounded to the nearest 1,000 square feet

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  On May 25, 2017, our company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  On August 4, 2018, we reached an agreement in principle to settle these claims. The parties’ settlement agreement was granted preliminary approval by the court on January 30, 2019, with a hearing for final approval scheduled for May 31, 2019. If approved by the court, the settlement will be funded from our directors and officers liability insurance policy and will not have a material impact on our consolidated financial statements.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016. On May 24, 2017, the JPML granted our motion to stay proceedings in the case pending a U.S. Supreme Court ruling on the question of whether arbitration agreements like those signed by each of the named plaintiffs are enforceable. On May 21, 2018, the Supreme Court issued its opinion in Epic Systems Corp. v. Lewis and upheld enforceability of arbitration agreements containing class action waivers, like the ones the named plaintiffs signed in this matter. We are currently working with plaintiffs’ counsel and the District of Arizona on a plan to remand three of the four filed cases back to their original courts.  We also expect plaintiffs’ counsel to file an amended complaint in February 2019. Following receipt of the amended complaint, we will file a motion to compel arbitration of the matters. We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Our company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On June 15, 2018, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” OEHHA submitted the proposed regulation to California’s Office of Administrative Law, and expects that the proposed regulation, if finalized, could be effective as early as April 2019. The joint defense group sought a stay of the lawsuit pending resolution of OEHHA’s rulemaking, and a temporary stay order was granted by the Court of Appeal of the State of California on October 12, 2018 and continued on January 31, 2019, until further order.

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

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 18, 2019 was 38. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

Since we became a publicly traded company on August 1, 2013, we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our Amended and Restated Credit Agreement contains covenants that would restrict our ability to pay cash dividends.

Issuer Purchases of Equity Securities

Share repurchase activity during the fourth fiscal quarter of 2018 was as follows:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
Oct. 1, 2018 - Oct. 28, 2018	—	—	—	$283,293,000
Oct. 29, 2018 - Nov. 25, 2018	64,708	$26.28	64,708	$281,600,000
Nov. 26, 2018 - Dec. 30, 2018	2,620,312	$24.16	2,620,312	$218,293,000
Total	2,685,020		2,685,020

(1)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of 2018.
(2)

On February 20, 2018, our board of directors authorized a new $350 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2019, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Subsequent to the end of the year and through February 18, 2019, the Company has repurchased 0.9 million shares of common stock for a total investment of $20.3 million.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 29, 2013 and December 30, 2018, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 29, 2013 was the closing sale price on that day of $38.19 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Sprouts Farmers Market, Inc. under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

Set out below is selected financial data for and as of the end of fiscal 2014 through fiscal 2018.  In the fourth quarter of fiscal 2018, we made a voluntary change in our accounting policy for the classification of certain expenses. Historically, we have presented occupancy costs and buying costs in cost of sales.  Under the new policy, we are presenting these expenses within selling, general and administrative expenses (“SG&A”). In addition, we reclassified depreciation and amortization (exclusive of supply chain-related depreciation included in cost of sales) from direct store expenses (“DSE”) and SG&A to a separate financial statement line item and combined DSE and store pre-opening costs with SG&A. These reclassifications had no impact on sales, income from operations, net income or earnings per share. In addition, there was no cumulative effect to retained earnings, equity, or net assets. We have applied these changes in presentation retrospectively to our consolidated statements of income for all periods presented in the table below (and elsewhere in this Annual Report).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Components of Operating Results” and Note 3, “Significant Accounting Policies”, to our Consolidated Financial Statements for more information.

	Fiscal 2018(2)	Fiscal 2017(2)	Fiscal 2016(2)	Fiscal 2015(3)	Fiscal 2014(1)(2)
	(dollars in thousands, except per share data)
Statements of Income Data:
Net sales	$5,207,336	$4,664,612	$4,046,385	$3,593,031	$2,967,424
Cost of sales	3,459,861	3,097,582	2,682,937	2,388,140	1,952,054
Gross profit	1,747,475	1,567,030	1,363,448	1,204,891	1,015,370
Selling, general and administrative expenses	1,404,443	1,245,640	1,071,995	906,341	755,730
Depreciation and amortization (exclusive of depreciation included in cost of sales)	108,045	94,194	78,293	67,994	59,204
Store closure and other costs (4)	12,076	1,126	228	1,802	725
Income from operations	222,911	226,070	212,932	228,754	199,711
Interest expense, net	(27,435)	(21,177)	(14,794)	(17,723)	(25,063)
Other income	320	625	454	443	596
Loss on extinguishment of debt	—	—	—	(5,481)	(1,138)
Income before income taxes	195,796	205,518	198,592	205,993	174,106
Income tax provision (5)	(37,260)	(47,078)	(74,286)	(77,002)	(66,414)
Net income	$158,536	$158,440	$124,306	$128,991	$107,692
Per Share Data:
Net income per share—basic	$1.23	$1.17	$0.84	$0.84	$0.72
Net income per share—diluted	$1.22	$1.15	$0.83	$0.83	$0.70
Weighted average shares outstanding— basic	128,827	135,169	147,311	153,099	149,751
Weighted average shares outstanding— diluted	129,776	137,884	149,653	155,877	154,328

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014 (1)
Comparable store sales growth	2.1%	2.9%	2.7%	5.8%	9.9%
Stores at end of period	313	285	253	217	191
Other Operating Data:
Stores at beginning of period	285	253	217	191	167
Opened(6)	30	32	36	27	24
Closed	(2)	—	—	(1)	—
Stores at end of period	313	285	253	217	191
Gross square feet at end of period	9,029,768	8,054,720	7,070,248	5,976,780	5,252,851
Average store size at end of period (gross square feet)	28,849	28,262	27,946	27,572	27,502

(1)	Fiscal 2014 selling, general and administrative expense included $2.6 million for expenses related to our April 2014 secondary offering and our August 2014 secondary offering.
(2)	Fiscal 2014, 2016, 2017 and 2018 includes 52 weeks.
(3)	Fiscal 2015 includes 53 weeks.
(4)

Fiscal 2018 store closure and other costs includes $8 million in non-cash one-time charges associated with lease termination obligations and asset disposals for two closed stores, as well as a one-time severance expense of $3.6 million associated with the resignation of our former CEO.

(5)

Fiscal 2018 income tax provision included a $2.6 million discrete tax benefit due to a tax calculation method change that resulted in the accelerated deduction or deferral of certain items and a $12.4 million benefit related to excess tax benefits on share-based compensation. Fiscal 2017 income tax provision included an $18.7 million benefit related to the implementation of the Tax Cuts and Jobs Act in the fourth quarter and a $9.9 million benefit related to excess tax benefits on share-based compensation.

(6)	Stores opened is exclusive of one store relocation during fiscal 2014 and 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that specializes in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete grocery shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 313 stores in 19 states as of December 30, 2018, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 18, 2019, we have grown to 318 stores in 19 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through December 30, 2018, we have continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We expect to open approximately 30 new stores per year for the near term, and in 2019, we have opened five new stores through February 18, 2019.

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

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2018 was a 52-week year ending on December 30, 2018. Fiscal 2017 was a 52-week year ending on December 31, 2017 and fiscal 2016 was a 52-week year ending on January 1, 2017.

In the fourth quarter of fiscal 2018, we made a voluntary change in our accounting policy for the classification of certain expenses.  Historically, we have presented occupancy costs and buying costs in cost of goods sold.  Under the new policy, we are presenting these expenses within SG&A. In addition, we reclassified depreciation and amortization (exclusive of supply chain-related depreciation included in cost of sales) from DSE and SG&A to a separate financial statement line item and combined DSE and store pre-opening costs with SG&A. These reclassifications had no impact on sales, income from operations, net income or earnings per share. In addition, there was no cumulative effect to retained earnings, equity, or net assets. We made this voluntary change in accounting policy to better reflect the direct costs of acquiring products and making them available to our customers in cost of sales. Store occupancy costs and buying costs, which are largely sales and marketing driven, are more appropriately reflected in SG&A. The new presentation of operating expenses now largely disaggregates cash from non-cash operating expenses, which we believe provides better information to our financial statement users. We believe these changes are preferable because they enhance the comparability of our financial statements with those of many of our industry peers and aligns with how we internally manage and review costs and margin. As required by U.S. GAAP, we have applied these changes in presentation retrospectively to our consolidated statements of income for all periods presented in this Annual Report. See Note 3, “Significant Accounting Policies” to our Consolidated Financial Statements for more information.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer. In 2015, we determined that we had sufficient data to estimate gift card breakage. We do not include sales taxes in net sales.

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

Cost of sales and gross profit

Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs and supplies. Cost of sales also includes depreciation and amortization expense for distribution centers and supply chain-related assets. Merchandise incentives received from vendors, which are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may periodically affect our gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which will depend upon competitive market conditions.

Our cost of sales and gross profit are correlated to sales volumes. As sales increase, gross margin is affected by the relative mix of products sold, pricing strategies, inventory shrinkage and improved leverage of fixed costs of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) primarily consist of salaries, wages and benefits costs, share-based compensation, store occupancy costs (including rent, property taxes, utilities, common area maintenance and insurance), advertising costs, buying cost, pre-opening and other administrative costs.

Depreciation and Amortization

Depreciation and amortization (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs

We recognize a reserve for future operating lease payments associated with facilities that are no longer being utilized in our current operations. The reserve is recorded based on the present value of the remaining non-cancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Our assumptions about subtenant income are based on our experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and changes in actual lease payments from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known, considering timing of new information regarding market, subleases or other lease updates. Changes in closed store reserve estimates are classified as store closure and other costs in the consolidated statements of operations.  See Note 16, “Closed Store Reserves and Other Costs” for additional information.

Factors Affecting Comparability of Results of Operations

March 2018 Refinancing

In March 2018, we completed a transaction in which we refinanced our debt (referred to as the “March 2018 Refinancing”), as further discussed in “—Liquidity and Capital Resources” below. The March 2018 Refinancing resulted in increase in borrowings, a reduction in interest rate and the recording of a loss on early extinguishment of debt (see Note 12, “Long-Term Debt”).

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

2017 Tax Cuts and Jobs Act

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. Substantially all the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017. The most significant changes that impact our company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. In a manner consistent with Accounting Standards Codification (“ASC”) 740-10-25-47, the effect of a change in tax law or rates shall be recognized at the date of enactment, accordingly, we accounted for the corporate federal income tax rate reduction in the fourth quarter of 2017 (see Note 17, “Income Taxes”).

Results of Operations for Fiscal 2018, 2017 and 2016

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal 2018 (1)	Fiscal 2017 (1)	Fiscal 2016 (1)
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$5,207,336	$4,664,612	$4,046,385
Cost of sales	3,459,861	3,097,582	2,682,937
Gross profit	1,747,475	1,567,030	1,363,448
Selling, general and administrative expenses	1,404,443	1,245,640	1,071,995
Depreciation and amortization (exclusive of depreciation included in cost of sales)	108,045	94,194	78,293
Store closure and other costs	12,076	1,126	228
Income from operations	222,911	226,070	212,932
Interest expense	(27,435)	(21,177)	(14,794)
Other income	320	625	454
Income before income taxes	195,796	205,518	198,592
Income tax provision	(37,260)	(47,078)	(74,286)
Net income	$158,536	$158,440	$124,306

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Other Operating Data:
Comparable store sales growth	2.1%	2.9%	2.7%
Stores at beginning of period	285	253	217
Opened	30	32	36
Closed	(2)	—	—
Stores at end of period	313	285	253

(1)

Effective in the fourth quarter of fiscal 2018, we made a change in accounting principle to change the classification of certain expenses on our consolidated statements of income. The change is applied retrospectively to all periods presented. See Note 3, “Significant Accounting Policies” for further information.

Comparison of Fiscal 2018 to Fiscal 2017

Net sales

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Net sales	$5,207,336	$4,664,612	$542,724	12%
Comparable store sales growth	2.1%	2.9%

Net sales during 2018 totaled $5.2 billion, increasing 12% over the prior fiscal year. Sales growth was primarily driven by solid performance in new stores opened in the last twelve months. Comparable stores contributed approximately 89% of total sales for 2018 and approximately 87% for the prior fiscal year.

Cost of sales and gross profit

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Net sales	$5,207,336	$4,664,612	$542,724	12%
Cost of sales	3,459,861	3,097,582	362,279	12%
Gross profit	1,747,475	1,567,030	180,445	12%
Gross margin	33.6%	33.6%	0.0%

Gross profit increased during 2018 compared to 2017 by $180.4 million to $1.7 billion, primarily driven by increased sales volume and strong performance in new stores opened.

Selling, general and administrative expenses

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,404,443	$1,245,640	$158,803	13%
Percentage of net sales	27.0%	26.7%	0.3%

Selling, general, and administrative expenses increased $158.8 million or 13% as compared to 2017. This increase is primarily related to the 30 new stores which opened during 2018, as well as costs associated with a full year of operations for 2017 store openings.  As a percentage of net sales, selling, general and administrative expenses increased slightly reflecting our planned investments in team member wages, benefits and training as well as higher store occupancy costs, which was partially offset by a reduction in workers compensation and general liability insurance costs due to improved claims experience and lower payroll taxes as a result of the State of California repaying its federal unemployment insurance loan.

Depreciation and amortization

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$108,045	$94,194	$13,851	15%
Percentage of net sales	2.1%	2.0%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $13.9 million primarily related to new store growth as well as remodel initiatives in older vintages.

Store closure and other costs

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Store closure and other costs	$12,076	$1,126	$10,950	972%
Percentage of net sales	0.2%	—	0.2%

Store closure and other costs in 2018 of $12.1 million includes non-cash charges of $8.0 million primarily related to lease termination obligations and asset disposals associated with the closure of two underperforming stores during the fourth quarter of 2018, as well as one-time severance expense of $3.6 million associated with the resignation of our former Chief Executive Officer. See Note 16, “Closed Store Reserves and Other Costs.”

Interest expense, net

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Long-term debt	$14,920	$8,438	$6,482	77%
Capital and financing leases	11,855	11,660	195	2%
Deferred financing costs	799	463	336	73%
Interest rate hedge and other	(139)	616	(755)	(123)%
Total Interest Expense, net	$27,435	$21,177	$6,258	30%

The increase in interest expense is primarily related to the higher average balance outstanding under the Amended and Restated Credit Agreement primarily related to the Company’s share repurchase program. See Note 12, “Long-Term Debt” and Note 20, “Capital Stock.”

Income tax provision

	Fiscal 2018		Fiscal 2017		Change	% Change
	(dollars in thousands)
Income tax provision	$37,260	19.0%	$47,078	22.9%	$(9,818)	(21)%
Impact of Tax Act	2,573	1.3%	18,693	9.1%	(16,120)	(86)%
Income tax provision excluding impact of Tax Act	$39,833	20.3%	$65,771	32.0%	$(25,938)	(39)%
Income tax rate	19.0%		22.9%		(3.9)%

The effective tax rate declined to 19.0% in 2018 primarily reflecting the reduction in the corporate federal income tax rate from 35% to 21% as a result of the enactment of the Tax Act, as well as $12.4 million in excess tax benefits primarily associated with the exercise of expiring pre-IPO options and a $2.6 million discrete benefit associated with a tax method change in conjunction with the Tax Act.

The effective tax rate in 2017 of 22.9% reflects a one-time tax benefit of $18.7 million related to the remeasurement of our net deferred tax liabilities as a result of the enactment of the Tax Act, combined with the $9.9 million in excess tax benefits related to the exercise or vesting of share-based awards. See Note 3, “Significant Account Policies” and Note 17, “Income Taxes.”

Net income

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Net income	$158,536	$158,440	$96	0%
Percentage of net sales	3.0%	3.4%	(0.4)%

Net income in 2018 of $158.4 million includes $11.6 million (pre-tax) for one-time store closure and other costs discussed above, which nearly offset the favorable impact of new store growth.

Diluted earnings per share

	Fiscal 2018	Fiscal 2017	Change	% Change
	(shares in thousands)
Diluted earnings per share	$1.22	$1.15	$0.07	6%
Diluted weighted average shares outstanding	129,776	137,884	(8,108)

Earnings per share included a benefit of $0.06 per share for 2018 and $0.04 per share for 2017 related to the share repurchase program.

Earnings per share included a benefit of $0.14 per share for 2017 for the effect of the Tax Act.

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

Cost of sales and gross profit

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Net sales	$4,664,612	$4,046,385	$618,227	15%
Cost of sales	3,097,582	2,682,937	414,645	15%
Gross profit	1,567,030	1,363,448	203,582	15%
Gross margin	33.6%	33.7%	(0.1)%

Gross profit increased during 2017 compared to 2016 by $203.6 million, to $1.6 billion, primarily driven by increased sales volume.  Gross margin decreased slightly due to the competitive environment in the first half of 2017.

Selling, general and administrative expenses

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,245,640	$1,071,995	$173,645	16%
Percentage of net sales	26.7%	26.5%	0.2%

Selling, general and administrative expenses increased $173.6 million, or 16% as compared to 2017.  This is primarily related to 32 new stores which opened during 2017, as well as costs associated with a full year of operations for our 2016 store openings. Selling, general and administrative expenses increased slightly to 26.7% of net sales, reflecting higher compensation, advertising and other corporate expenses commensurate with store growth and improved company performance. These increases were partially offset by $3.0 million in one-time costs associated with the Executive Chairman of the Board’s retirement in the prior year.

Depreciation and amortization

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$94,194	$78,293	$15,901	20%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) increased $15.9 million due primarily to new store growth with the opening of 32 new stores in 2017.

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

Interest expense, net

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Capital and financing leases	$11,660	$10,423	$1,237	12%
Long-term debt	8,438	3,468	4,970	143%
Deferred financing costs	463	463	—	0%
Interest rate hedge and other	616	440	176	40%
Total Interest Expense, net	$21,177	$14,794	$6,383	43%

The increase in interest expense, net is due to higher principal balances on the Former Credit Facility and additional capital and financing leases recorded during 2017.

Income tax provision

	Fiscal 2017		Fiscal 2016		Change	% Change
	(dollars in thousands)
Income tax provision	$47,078	22.9%	$74,286	37.4%	$(27,208)	(37)%
Impact of Tax Act	18,693	9.1%	—	0.0%	18,693	n/m
Income tax provision excluding impact of Tax Act	$65,771	32.0%	$74,286	37.4%	$(8,515)	(11)%
Income tax rate	22.9%		37.4%		(14.5)%

Income tax provision decreased to $47.1 million for 2017 from $74.3 million for 2016 and our effective income tax rate decreased to 22.9% in 2017 from 37.4% in 2016. The decrease in the income tax provision and effective income tax rate are primarily related to a one-time tax benefit of $18.7 million associated with the reduction in the corporate federal income tax rate from 35% to 21% as a result of the enactment of the Tax Act, combined with the recognition of $9.9 million excess tax benefits related to the exercise or vesting of share-based awards in the income tax provision resulting from the adoption of ASU 2016-09. See Note 3, “Significant Accounting Policies” and Note 17, “Income Taxes.”

Net income

	Fiscal 2017	Fiscal 2016	Change	% Change
	(dollars in thousands)
Net income	$158,440	$124,306	$34,134	27%
Percentage of net sales	3.4%	3.1%	0.3%

Net income increased $34.1 million as a result of higher sales and gross profit, combined with a lower income tax provision discussed above, partially offset by higher selling, general and administrative expense and depreciation expense commensurate with store growth. Net income as a percentage of net sales increased due to the lower effective tax rate, partially offset by lower gross margin and higher compensation and benefits costs.

Diluted earnings per share

	Fiscal 2017	Fiscal 2016	Change
	(shares in thousands)
Diluted earnings per share	$1.15	$0.83	$0.32
Diluted weighted average shares outstanding	137,884	149,653	(11,769)

Earnings per share for 2017 included a benefit of $0.14 per share for the 2017 effect of the Tax Act.

Earnings per share included a benefit of $0.04 per share for 2017 and $0.03 per share for 2016 related to the share repurchase program.

Quarterly Financial Data

The following table sets forth certain of our unaudited consolidated statements of operations data for each of the fiscal quarters in 2018 and 2017.

	Fiscal Quarter Ended
	December 30, 2018 (2)	September 30, 2018	July 1, 2018	April 1, 2018	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
	(dollars in thousands, except per share amounts)
Net sales	$1,269,338	$1,329,109	$1,321,693	$1,287,196	$1,143,933	$1,206,059	$1,183,975	$1,130,645
Gross profit(1)	$420,969	$443,416	$438,481	$444,609	$381,117	$402,364	$394,952	$388,597
Income from operations	$28,752	$52,778	$61,701	$79,680	$37,084	$53,004	$63,471	$72,511
Net income	$12,703	$37,500	$41,709	$66,624	$39,699	$31,486	$40,968	$46,287
Net income per share:
Basic	$0.10	$0.30	$0.32	$0.50	$0.30	$0.23	$0.30	$0.34
Diluted	$0.10	$0.29	$0.32	$0.50	$0.29	$0.23	$0.29	$0.33

(1)

Effective in the fourth quarter of fiscal 2018, we made a change in accounting principle to change the classification of certain expenses on our consolidated statements of income. The change is applied retrospectively to all periods presented. See Note 3, “Significant Accounting Policies” for further information.

The following table sets forth previously reported gross profit for each of the fiscal quarters in 2018 and 2017.

	Fiscal Quarter Ended
	September 30, 2018	July 1, 2018	April 1, 2018	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
	(dollars in thousands, except per share amounts)
Gross profit	$382,375	$380,412	$387,052	$324,444	$346,409	$341,986	$337,286

(2)

During the fourth quarter of fiscal 2018, income from operations includes $8 million in non-cash one-time charges associated with lease termination obligations and asset disposals for two closed stores, as well as a one-time severance expense of $3.6 million associated with the resignation of the former CEO.

Return on Invested Capital

In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we provide information regarding Return on Invested Capital (“ROIC”) as additional information about our operating results. ROIC is a non-GAAP financial measure and should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. ROIC is an important measure used by management to evaluate our investment returns on capital and provides a meaningful measure of the effectiveness of our capital allocation over time.

We define ROIC as net operating profit after-tax (“NOPAT”), including the effect of capitalized operating leases, divided by average invested capital. Operating leases are capitalized as part of the ROIC calculation to control for differences in capital structure between us and our competitors.  Capitalized operating lease interest represents this adjustment to NOPAT and is calculated by the hypothetical capitalization of our operating leases, using eight times our trailing twelve months rent expense and an interest rate factor of seven percent.  Operating leases are determined as the trailing twelve months’ rent expense times a factor of eight.  Invested capital reflects a trailing twelve-month average.

As numerous methods exist for calculating ROIC, our method may differ from methods used by other companies to calculate their ROIC.  It is important to understand the methods and the differences in those methods used by other companies to calculate their ROIC before comparing our ROIC to that of other companies.

Our calculation of ROIC for the fiscal years indicated was as follows:

	2018	2017	2016
	(dollars in thousands)
Net income	$158,536	$158,440	$124,306
Income Tax Adjustment from Tax Act (1)	(2,573)	(18,693)	—
Special items, net of tax (2)	11,573	—	—
Interest expense, net of tax (3)	22,178	14,373	9,876
Net operating profit after-tax (NOPAT)	$189,714	$154,120	$134,182

Total rent expense, net of tax (3)	111,401	82,285	65,886
Estimated depreciation on capitalized operating leases, net of tax (3)	(49,016)	(36,205)	(28,990)
Estimated interest on capitalized operating leases, net of tax (3) (4)	62,385	46,080	36,896
NOPAT, including effect of capitalized operating leases	$252,099	$200,200	$171,078

Average working capital	26,877	5,652	77,273
Average property and equipment	754,380	668,576	546,652
Average other assets	574,968	570,859	584,945
Average other liabilities	(199,233)	(158,193)	(121,724)
Average invested capital	$1,156,992	$1,086,894	$1,087,146

Average estimated asset base of capitalized operating leases	1,103,128	968,201	838,200
Average invested capital, including the effect of capitalized operating leases	$2,260,120	$2,055,095	$1,925,346

ROIC	16.4%	14.2%	12.3%
ROIC, including the effect of capitalized operating leases	11.2%	9.7%	8.9%

(1)

$18.7 million income tax credit related to the Tax Act enacted in December 2017 and $2.6 million income tax benefit related to tax calculation method changes recognized in the third quarter of 2018; see Note 17, “Income Taxes.”

(2)	Special items included $5.9 million (after-tax) related to store closures and $5.7 million (after-tax) related to executive severance; see Note 16, “Closed Store Reserves and Other Costs.”
(3)	Net of tax amounts are calculated using the effective tax rate for the period presented.
(4)	Interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a seven percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cash, cash equivalents and restricted cash at end of period	$2,248	$19,479	$12,465
Cash from operating activities	$294,379	$309,567	$254,351
Cash used in investing activities	$(177,082)	$(198,594)	$(180,803)
Cash used in financing activities	$(134,528)	$(103,959)	$(197,152)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Amended and Restated Credit Agreement as discussed in Note 12, “Long-Term Debt” to fund our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities decreased $15.2 million to $294.4 million in 2018 compared to $309.6 million in 2017. The decrease in cash flows from operating activities is primarily a result of changes in working capital, partially offset by higher non-cash depreciation and amortization.

Cash flows from operating activities increased $55.2 million to $309.6 million for 2017 compared to $254.4 million for 2016. The increase in cash flows from operating primarily relates to working capital improvements and higher non-cash expense depreciation and amortization expenses, partially offset by lower net income in 2017.

Cash flows from/ (used in) operating activities from changes in working capital was ($38.0) million in 2018, compared to $19.3 million in 2017 and ($18.2) million in 2016. The decrease in cash flows from operating activities for changes in working capital in 2018, compared to 2017 was primarily due to a net decrease in accounts payable and accrued liabilities.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $177.1 million, $198.6 million, and $180.8 million for 2018, 2017, and 2016, respectively. The decrease in cash flows used in investing activities is primarily due to fewer stores under construction in 2018 as compared to 2017.

We expect capital expenditures to be in the range of $170 - $175 million in 2019, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Amended and Restated Credit Agreement.

Financing Activities

Cash flows used in financing activities were $134.5 million for 2018 compared to $104.0 million for 2017. During 2018, cash flows used in financing activities consisted of $258.3 million for stock repurchases, $4.5 million cash paid for capital and financing lease obligations, partially offset by $105 million of net borrowings on the Amended and Restated Credit Agreement, $21.8 million in proceeds from the exercise of stock options and $3.6 million from cash received from landlords related to finance lease obligations.

During 2017, cash flows used in financing activities consisted of $203.4 million for stock repurchases, $4.2 million cash paid for capital and financing lease obligations, partially offset by $93 million of net borrowings on the Former Credit Facility, $9.3 million in proceeds from the exercise of stock options and $1.3 million from cash received from landlords related to finance lease obligations.

During 2016, cash flows used in financing activities consisted of $294.3 million for stock repurchases, $4.4 million cash paid for capital and financing lease obligations, partially offset by $95 million of net borrowings on the Former Credit Facility, $3.7 million of excess tax benefits from the exercise of stock options and $2.7 million in proceeds from the exercise of stock options.

Long-term Debt and Credit Facilities

Long-term debt increased $105.0 million to $453.0 million as of December 30, 2018, compared to December 31, 2017. The increase in 2018, compared to 2017, resulted primarily from $105.0 million of net borrowings under our Amended and Restated Credit Agreement used to fund our share repurchase programs.

Long-term debt increased $93.0 million to $348.0 million as of December 31, 2017, compared to January 1, 2017. The increase in 2017, compared to 2016, resulted primarily from $93.0 million of net borrowings under our Former Credit Facility used to fund our share repurchase programs.

See Note 12, “Long-Term Debt” of our audited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (as defined therein).

Share Repurchase Program

On November 4, 2015, our board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, our board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, our board of directors authorized a $250 million common stock share repurchase program, which was completed during the second quarter of 2018. On February 20, 2018, our board of directors authorized a new $350 million common stock share repurchase program, of which $218.3 million remained available as of December 30, 2018. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of December 30, 2018 (in thousands):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$131,707	$218,293

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate our company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs. See Note 12, “Long-Term Debt” of our audited consolidated financial statements, contained elsewhere in this Annual Report on Form 10-K, for more details.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 30, 2018	December 31, 2017
Number of common shares acquired	11,096,595	9,696,819
Average price per common share acquired	$23.28	$20.98
Total cost of common shares acquired	$258,307	$203,392

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to December 30, 2018 and through February 18, 2019, we repurchased an additional 0.9 million shares of common stock for a total investment of $20.3 million year-to-date.

Factors Affecting Liquidity

We can currently borrow under our Amended and Restated Credit Agreement, up to an initial aggregate commitment of $700.0 million, which may be increased from time to time pursuant to an expansion feature set forth in the Amended and Restated Credit Agreement.  We are currently utilizing borrowings under our Amended and Restated Credit Agreement to fund our share repurchase program described above.  The interest rate we pay on our borrowings increases as our leverage ratio increases.

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

In addition, the Amended and Restated Credit Agreement requires that we and our subsidiaries maintain a maximum total net leverage ratio not to exceed 3.25 to 1.00 and minimum interest coverage ratio not to be less than 1.75 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended April 1, 2018.

We were in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of December 30, 2018.

Our Amended and Restated Credit Agreement is defined and more fully described in Note 12, “Long-Term Debt” of our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$453,000	$—	$—	$453,000	$—
Interest payments on $700.0 million Credit Agreement (2)	78,243	17,952	37,120	23,171	—
Capital and financing lease obligations (3)	123,134	16,573	32,249	26,841	47,471
Operating lease obligations (3)	1,744,337	167,595	357,780	325,688	893,274
Purchase commitments (4)	21,594	9,197	9,463	2,934	—
Totals (5)	$2,420,308	$211,317	$436,612	$831,634	$940,745

(1)

The Amended and Restated Credit Agreement is scheduled to mature and the commitments thereunder will terminate on March 27, 2023, subject to extensions as set forth therein. These borrowings are reflected in the “3-5 Years” column and discussed in the financing activities section above. See Note 12, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Annual Report on Form 10-K.

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of December 30, 2018 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for capital and financing and operating lease obligations as of December 30, 2018. Capital and financing lease obligations and operating lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $3.0 million for years one to three, $2.5 million for years four to five, and $3.2 million for the period beyond five years.

(4)	Consists primarily of purchase commitments under noncancelable service and supply contracts.
(5)

As of December 30, 2018, we had recorded $47.6 million of liabilities related to our self-insurance programs. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

Impact of Deflation and Inflation

Deflation and inflation in the prices of food and other products we sell may periodically affect our sales, gross profit and gross margin. Food deflation across multiple categories, particularly in produce, could reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales. Food inflation, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. The short-term impact of deflation and inflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions.

Food deflation and inflation is affected by a variety of factors and our determination of whether to pass on the effects of deflation or inflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, we do not expect the effect of deflation or inflation to have a material impact on our ability to execute our long-term business strategy.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include, but are not limited to, those related to inventory, lease assumptions, self-insurance reserves, sublease assumptions for closed stores, goodwill and intangible assets, impairment of long-lived assets, fair values of share-based awards and derivatives, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or net realizable value. The cost method is used for distribution center perishable and store perishable department inventories by assigning costs to each of these items based on a first-in, first-out (“FIFO”) basis (net of vendor discounts).

The Company’s non-perishable inventory is valued at the lower of cost or net realizable value using weighted averaging, the use of which approximates the FIFO method.

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 30, 2018 and December 31, 2017.

Share-Based Compensation

Under the provisions of ASC 718, share-based compensation expense is measured at the grant date, based on the fair value of the award. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our share-based compensation expense.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. If any of the assumptions used in the Black-Scholes model for options valuation change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously. Refer to Note 26, “Share-Based Compensation” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these assumptions.

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

Accounting owner—With certain leases, we are involved in the construction of the building (or certain significant changes to an existing building) and we are considered owner of the building for accounting purposes. We capitalize the amount of the total project costs incurred during the construction period. At the completion of the construction project, we evaluate whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment. A sale and leaseback of the asset is deemed to occur when construction of the asset is complete, and the lease term begins and the relevant sale-leaseback accounting criteria are met. If we do not pass the criteria for sale-leaseback accounting, we record a financing lease asset, which is included with “Property and equipment, net of accumulated depreciation” and a corresponding financing obligation in “Capital and financing lease obligations” in our consolidated balance sheets. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.

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

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2018, 2017 or 2016 because the fair value of those assets was substantially above carrying value.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. We recorded an impairment loss during 2018, primarily related to asset write-offs in connection with the closure of two underperforming stores in the fourth quarter of 2018 (See Note 16, “Closed Store Reserves and Other Costs”). No impairment was recorded during fiscal 2017 or 2016.

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

Interest Rate Sensitivity

As described in Note 12, “Long-Term Debt” to our accompanying audited consolidated financial statements located elsewhere in this Annual Report on Form 10-K, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $453.0 million principal outstanding under our Amended and Restated Credit Agreement as of December 30, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $4.5 million annually. We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the five outstanding swaps at December 30, 2018 and December 31, 2017 was $250.0 million under which we pay a fixed rate and receive a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $453.0 million principal outstanding under our Amended and Restated Credit Agreement as of December 30, 2018, each hundred basis point change in LIBOR would result in a change in interest expense by $2.0 million annually.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for certain store occupancy, buying costs, depreciation and amortization expense, direct store expenses and store pre-opening costs.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 21, 2019

We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,588	$19,479
Accounts receivable, net	40,564	25,893
Inventories	264,366	229,542
Prepaid expenses and other current assets	27,323	24,593
Total current assets	333,841	299,507
Property and equipment, net of accumulated depreciation	766,429	713,031
Intangible assets, net of accumulated amortization	194,803	196,205
Goodwill	368,078	368,078
Other assets	12,463	4,782
Total assets	$1,675,614	$1,581,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$253,969	$244,853
Accrued salaries and benefits	48,603	45,623
Current portion of capital and financing lease obligations	7,428	9,238
Total current liabilities	310,000	299,714
Long-term capital and financing lease obligations	119,642	125,489
Long-term debt	453,000	348,000
Other long-term liabilities	153,377	130,640
Deferred income tax liability	50,399	27,066
Total liabilities	1,086,418	930,909
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 124,975,691 shares issued and outstanding, December 30, 2018; 132,823,981 shares issued and outstanding, December 31, 2017;	124	132
Additional paid-in capital	657,140	620,788
Accumulated other comprehensive income (loss)	1,134	(784)
(Accumulated deficit) retained earnings	(69,202)	30,558
Total stockholders’ equity	589,196	650,694
Total liabilities and stockholders’ equity	$1,675,614	$1,581,603

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 30, 2018 (1)	December 31, 2017 (1)	January 1, 2017 (1)
Net sales	$5,207,336	$4,664,612	$4,046,385
Cost of sales	3,459,861	3,097,582	2,682,937
Gross profit	1,747,475	1,567,030	1,363,448
Selling, general and administrative expenses	1,404,443	1,245,640	1,071,995
Depreciation and amortization (exclusive of depreciation included in cost of sales)	108,045	94,194	78,293
Store closure and other costs	12,076	1,126	228
Income from operations	222,911	226,070	212,932
Interest expense	(27,435)	(21,177)	(14,794)
Other income	320	625	454
Income before income taxes	195,796	205,518	198,592
Income tax provision	(37,260)	(47,078)	(74,286)
Net income	$158,536	$158,440	$124,306
Net income per share:
Basic	$1.23	$1.17	$0.84
Diluted	$1.22	$1.15	$0.83
Weighted average shares outstanding:
Basic	128,827	135,169	147,311
Diluted	129,776	137,884	149,653

(1)

Effective in the fourth quarter of fiscal 2018, the Company made a change in accounting principle to change the classification of certain expenses on its consolidated statements of income. The change is applied retrospectively to all periods presented. See Note 3, “Significant Accounting Policies” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Net income	$158,536	$158,440	$124,306

Other comprehensive income (loss), net of tax
Unrealized gain (losses) on cash flow hedging activities, net of income tax of $663, ($271), and $0	1,918	(784)	—
Total other comprehensive income (loss)	$1,918	$(784)	$—

Comprehensive income	$160,454	$157,656	$124,306

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2016	152,577,884	$153	$577,393	$245,446	$—	$822,992
Net income	—	—	—	124,306	—	124,306
Issuance of shares under stock plans	666,841	—	2,740	—	—	2,740
Repurchase and retirement of common stock	(13,242,483)	(13)	—	(294,252)	—	(294,265)
Excess tax benefit for exercise of options	—	—	3,737	—	—	3,737
Share-based compensation	—	—	13,399	—	—	13,399
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$—	$672,909
Net income	—	—	—	158,440	—	158,440
Other comprehensive income (loss)	—	—	—	—	(784)	(784)
Issuance of shares under stock plans	2,144,669	2	9,298	—	—	9,300
Repurchase and retirement of common stock	(9,696,819)	(10)	—	(203,382)	—	(203,392)
Share-based compensation	—	—	14,221	—	—	14,221
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	(784)	$650,694
Net income	—	—	—	158,536	—	158,536
Other comprehensive income (loss)	—	—	—	—	1,918	1,918
Issuance of shares under stock plans	3,227,693	3	21,840	—	—	21,843
Repurchase and retirement of common stock	(11,096,595)	(11)	—	(258,296)	—	(258,307)
Share-based compensation	—	—	14,512	—	—	14,512
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Cash flows from operating activities
Net income	$158,536	$158,440	$124,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110,749	96,987	80,723
Amortization of financing fees and debt issuance costs	799	463	463
Loss on disposal of property and equipment	683	1,623	439
Store closure and other costs	4,115	—	—
Share-based compensation	14,512	14,221	13,399
Deferred income taxes	23,333	7,803	20,663
Changes in operating assets and liabilities:
Accounts receivable	(7,666)	(4,920)	(4,803)
Inventories	(34,824)	(25,079)	(39,030)
Prepaid expenses and other current assets	(2,908)	(2,733)	1,419
Other assets	(5,086)	(114)	13,018
Accounts payable and other accrued liabilities	4,366	39,244	22,118
Accrued salaries and benefits	3,039	12,764	2,142
Other long-term liabilities	24,731	10,868	19,494
Cash flows from operating activities	294,379	309,567	254,351
Cash flows from investing activities
Purchases of property and equipment	(177,083)	(198,624)	(181,018)
Proceeds from sale of property and equipment	1	30	706
Purchase of leasehold interests	—	—	(491)
Cash flows used in investing activities	(177,082)	(198,594)	(180,803)
Cash flows from financing activities
Proceeds from revolving credit facilities	233,000	153,000	105,000
Payments on revolving credit facilities	(128,000)	(60,000)	(10,000)
Payments on capital and financing lease obligations	(4,517)	(4,192)	(4,364)
Payments of deferred financing costs	(2,131)	—	—
Cash from landlord related to capital and financing lease obligations	3,643	1,325	—
Repurchase of common stock	(258,307)	(203,392)	(294,265)
Proceeds from exercise of stock options	21,843	9,300	2,740
Excess tax benefit for exercise of stock options	—	—	3,737
Other	(59)	—	—
Cash flows used in financing activities	(134,528)	(103,959)	(197,152)
(Decrease) increase in cash, cash equivalents, and restricted cash	(17,231)	7,014	(123,604)
Cash, cash equivalents, and restricted cash at beginning of the period	19,479	12,465	136,069
Cash, cash equivalents, and restricted cash at the end of the period	$2,248	$19,479	$12,465

Supplemental disclosure of cash flow information
Cash paid for interest	$27,086	$20,759	$14,537
Cash paid for income taxes	15,527	33,475	46,083

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$12,001	$17,869	$23,228
Property acquired through capital and financing lease obligations	9,081	23,882	4,332

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, baked goods, dairy products, frozen foods, beer and wine, natural body care and household items catering to consumers’ growing interest in health and wellness. As of December 30, 2018, the Company operated 313 stores in 19 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

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

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2018	2017	2016
Perishables	57.5%	58.0%	58.1%
Non-Perishables	42.5%	42.0%	41.9%

All dollar amounts are in thousands, unless otherwise indicated.

Certain prior period amounts have been reclassified, such as those relating to store occupancy, buying, direct store expenses, pre-opening expenses and depreciation and amortization (exclusive of depreciation included in cost of sales), due to the Company’s change in accounting principle in fiscal 2018. See Note 3, “Significant Accounting Policies” for further information.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2018 ended on December 30, 2018 and included 52-weeks. Fiscal year 2017 ended on December 31, 2017 and included 52-weeks, fiscal year 2016 ended on January 1, 2017 and included 52-weeks. Fiscal years 2018, 2017, and 2016 are referred to as 2018, 2017, and 2016, respectively.

Change in Accounting Principle

In the fourth quarter of fiscal 2018, the Company made a voluntary change in its accounting policy for the classification of certain expenses.  Historically, the Company has presented store occupancy costs and buying costs in cost of goods sold.  Under the new policy, the Company is presenting these expenses within selling, general and administrative expenses (“SG&A”). In addition, the Company changed the classification of depreciation and amortization (exclusive of supply chain-related depreciation included in cost of sales) from direct store expenses (“DSE”) and SG&A to a separate financial statement line item and combined DSE and store pre-opening costs into SG&A. These reclassifications had no impact on sales, income from operations, net income or earnings per share. In addition, there was no cumulative effect to retained earnings, equity, or net assets.

The Company made this voluntary change in accounting policy in order to better reflect the direct costs of acquiring products and making them available to its customers in cost of sales. Store occupancy costs and buying costs, which are largely sales and marketing driven, are more appropriately reflected in SG&A. The new presentation of operating expenses now largely disaggregates cash from non-cash operating expenses, which the Company believes provides better information to its financial statement users. The Company believes these changes are preferable because they enhance the comparability of its financial statements with those of many of its industry peers and align with how the Company internally manages and reviews costs and margin. These changes in presentation have been retrospectively applied to all prior periods. Refer to the tables below for the impact to the years currently presented:

	Year Ended December 31, 2017
	Unadjusted	Change in Accounting Principle	As Adjusted
Cost of sales	$3,314,487	$(216,905)	$3,097,582
Gross profit	1,350,125	216,905	1,567,030
Direct store expenses	962,894	(962,894)	—
Selling, general and administrative expenses	148,408	1,097,232	1,245,640
Depreciation and amortization (exclusive of depreciation included in cost of sales)	—	94,194	94,194
Store pre-opening costs	11,627	(11,627)	—

	Year Ended January 1, 2017
	Unadjusted	Change in Accounting Principle	As Adjusted
Cost of sales	$2,864,379	$(181,442)	$2,682,937
Gross profit	1,182,006	181,442	1,363,448
Direct store expenses	828,943	(828,943)	—
Selling, general and administrative expenses	126,929	945,066	1,071,995
Depreciation and amortization (exclusive of depreciation included in cost of sales)	—	78,293	78,293
Store pre-opening costs	12,974	(12,974)	—

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include, but are not limited to: inventory valuations, lease assumptions, sublease assumptions for closed stores, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, fair values of share-based awards and derivatives, and income taxes. Actual results could differ from those estimates.

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

	As Of
	December 30, 2018	December 31, 2017
Due from banks for debit and credit card transactions	$52,896	$51,825

Restricted Cash

Restricted cash relates to the Company’s defined benefit plan forfeitures and the Company’s healthcare plan benefits of approximately $0.7 million and $0.0 million as of December 30, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents billings to vendors for scan, advertising and other rebates, and landlords for tenant allowances. Accounts receivable also includes receivables from the Company’s insurance carrier for payments expected to be made in excess of self-insured retentions. The Company provides an allowance for doubtful accounts when a specific account is determined uncollectible.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or net realizable value. The cost method is used for distribution center and store perishable department inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts).

The Company’s non-perishable inventory is valued at the lower of cost or net realizable value using weighted averaging, the use of which approximates the FIFO method.

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 30, 2018 and December 31, 2017.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation expense, which includes the amortization of assets recorded under capital and financing leases, is computed using the straight-line method over the estimated useful lives of the individual assets. Leasehold improvements and assets under capital and financing leases are amortized over the shorter of the lease term to which they relate, or the estimated useful life of the asset. Terms of leases used in the determination of estimated useful lives may include renewal options if the exercise of the renewal option is determined to be reasonably assured.

The following table includes the estimated useful lives of certain of the Company’s asset classes:

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

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments and other occupancy costs associated with facilities that are no longer being utilized in its current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments and estimates of other occupancy costs after the cease use date, less an estimate of subtenant income. If subtenant income is expected to be higher than the lease payments, no accrual is recorded. Lease payments and other occupancy costs included in the closed store reserve are expected to be paid over the remaining terms of the respective leases. Adjustments to the closed store reserve relate primarily to changes in actual or estimated subtenant income and actual lease payments and other occupancy costs from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known considering timing of new information regarding the market, subleases or other lease updates. Adjustments in the closed store reserves are recorded in “store closure and other costs” in the accompanying consolidated statements of income.  See Note 16, “Closed Store Reserves and Other Costs.”

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

The Company has had no goodwill impairment charges for the past three fiscal years. See Note 7, “Intangible Assets” and Note 8, “Goodwill” for further discussion.

The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and is amortized on a straight-line basis over an estimated useful life of 10 years from the date of its acquisition by the Company. Favorable and unfavorable leasehold interests are amortized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment and finite-lived intangible assets, for potential impairment each quarter based on whether certain triggering events have occurred or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  These events include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or a significant negative industry or economic trend. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company recorded an impairment loss during 2018 related to the write-off of leasehold improvements, furniture, fixtures and equipment due to the two stores closed in the period; see Note 16, “Closed Store Reserves and Other Costs”. No impairment was recognized in 2017 or 2016.

Deferred Financing Costs

The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Amended and Restated Credit Agreement and Former Credit Facility (as defined in Note 12, “Long-Term Debt”), deferred financing costs are amortized on a straight-line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as loss on extinguishment of debt. The current and noncurrent portions of deferred financing costs are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying consolidated balance sheets.

Lease Classification

The Company leases certain stores, distribution centers and administrative offices under operating leases. The most significant estimates used by management in accounting for leases as operating or capital is the incremental borrowing rate, the fair market value of the leased asset, and expected lease term. The expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty.

With certain leases, the Company is involved in the construction of the building (or certain significant changes to an existing building), and the Company is considered owner of the building for accounting purposes. As a result, the Company capitalizes the amount of the lessor’s total project costs incurred during the construction period with a corresponding financing obligation. At the completion of the construction project, the Company evaluates whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment to determine if these assets and related financing obligation can be derecognized. If the Company does not pass the criteria for sale-leaseback accounting, the leased asset and financing obligation remain on its consolidated balance sheets, which are included with “Property and equipment, net of accumulated depreciation” and “Capital and financing lease obligations”. The Company allocates each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.

Operating Leases

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

For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year. The Company expensed $1.9 million, $1.9 million and $1.8 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively, for contingent rent.

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

The outflows from the construction of the buildings are classified as investing activities, and the outflows associated with the financing obligations principal payments and inflows from the associated financing proceeds are classified as financing activities in the accompanying consolidated statements of cash flows. See “Recently Issued Accounting Pronouncements Not Yet Adopted” below.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments, impairment analysis of goodwill, intangible assets, and long-lived assets.

Cash, cash equivalents and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued salaries and benefits and other accrued liabilities approximate fair value because of the short maturity of those instruments.

Derivative Financial Instruments

The Company records derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the Company reflects the change in fair value of the derivative instrument in its financial statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows, and the Company fulfills the hedge documentation standards at the time it enters into the derivative contract. The Company designates its hedge based on the exposure it is hedging. For qualifying cash flow hedges, the Company records changes in fair value in other comprehensive income (“OCI”). The Company releases the derivative’s gain or loss from OCI to match the timing of the underlying hedged item’s effect on earnings.

The Company reviews the effectiveness of its hedging instruments quarterly. The Company recognizes changes in the fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. The Company discontinues hedge accounting for any hedge that is no longer evaluated to be highly effective.

The Company does not enter into derivative financial instruments for trading or speculative purposes, and it monitors the financial stability and credit standing of its counterparties in these transactions.

Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. The Black-Scholes option-pricing model requires extensive use of subjective assumptions. See Note 26, “Share-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of income. The grant date fair value of restricted stock units (“RSUs”), performance share awards (“PSAs”), and restricted stock awards (“RSAs”) is based on the closing price per share of the Company’s stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” in the first quarter of fiscal year 2018, with a date of initial application of January 1, 2018, using the modified retrospective approach. Comparative information presented has not been adjusted and continues to be reported under ASC 605.

The Company applied ASC 606 to all of its contracts with customers. As a result of the adoption, there is no impact to any financial statement line item, and the Company has recorded no impact to opening retained earnings as of January 1, 2018.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of December 30, 2018. The Company had a net gift card liability balance of $14.6 million as of December 30, 2018 and $13.1 million as of December 31, 2017, of which $9.5 million was recognized as revenue during the year ended December 30, 2018.

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

Cost of Sales

Cost of sales includes the cost of inventory sold during the period, including the direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, supplies and depreciation and amortization for distribution centers and supply chain related assets. The Company recognizes vendor allowances and merchandise volume related rebate allowances as a reduction of inventories during the period when earned and reflects the allowances as a component of cost of sales as the inventory is sold.

The Company’s largest supplier accounted for approximately 34%, 34% and 33% of total purchases during 2018, 2017, and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, common area maintenance and insurance), advertising costs, buying cost, pre-opening and other administrative costs.

The Company charges third-parties to place advertisements in the Company’s in-store guide and circulars. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $50.2 million, $42.3 million and $37.0 million for 2018, 2017 and 2016, respectively.

Depreciation and amortization

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

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

Diluted net income per share is based on the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive options, PSAs, RSAs, and RSUs.

Comprehensive Income

Comprehensive income consists of net income and the unrealized gains or losses on derivative instruments that qualify for and have been designated as cash flow hedges, for all periods presented.

Recently Adopted Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. As noted above, there is no impact to any financial statement line item as a result of the adoption, and the Company has recorded no impact to opening retained earnings as of January 1, 2018. The Company has added additional disclosures of disaggregated revenue by type in Note 25, “Segments.”

Liabilities – Extinguishments of Liabilities

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

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

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

Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Adoption of this guidance took place retrospectively during the first quarter of 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Stock Compensation – Scope of Modification Accounting

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

Intangibles – Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). The amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which service contract implementation costs to capitalize as an asset and which costs to expense. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangements, which includes reasonably certain renewals. The Company adopted this guidance during the third quarter 2018 using the prospective transition approach. Adoption of the guidance did not have a material impact to the Company's financial statements and resulted in capitalization of implementation costs associated with various technology initiatives which are included in other assets in the accompanying consolidated balance sheet as of December 30, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

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

The Company adopted the standard as of December 31, 2018, the first day of fiscal 2019. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits companies not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient.

The adoption of the standard will result in the recognition of operating lease assets and liabilities of approximately $1.0 billion to $1.2 billion based on the lease portfolio as of December 31, 2018, including recognition of operating lease assets and liabilities for certain third party operated distribution center locations.  In addition, all leases that were accounted for as financing leases will be classified as operating leases in accordance with the new standard as of the transition date, resulting in the derecognition of approximately $115 million of existing financing lease obligations and related assets. This reclassification will also result in the recognition of rent expense which was previously reported as interest expense under the former failed sale-leaseback guidance. The adoption of this standard is not expected to have a material impact on the Company’s liquidity or cash flows.

Intangibles – Simplifying the Test for Goodwill Impairment

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

No other new accounting pronouncements issued or effective during fiscal 2018 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	December 30, 2018	December 31, 2017
Vendors	$20,589	$17,500
Insurance	11,320	1,137
Landlords	5,031	4,290
Supply rebates	1,400	17
Other	2,224	2,949
Total	$40,564	$25,893

The Company had recorded allowances for certain vendor receivables of $0.4 million and $0.1 million at December 30, 2018 and December 31, 2017, respectively.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 30, 2018	December 31, 2017
Prepaid rent	$16,935	$14,785
Prepaid expenses	7,806	9,354
Fair value of hedge	944	—
Restricted cash	660	—
Income tax receivable	414	—
Other current assets	564	454
Total	$27,323	$24,593

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	December 30, 2018	December 31, 2017
Land and buildings	$162,084	$151,309
Furniture, fixtures and equipment	579,673	491,990
Leasehold improvements	473,728	401,237
Construction in progress	33,813	52,100
Total property and equipment	1,249,298	1,096,636
Accumulated depreciation and amortization	(482,869)	(383,605)
Property and equipment, net	$766,429	$713,031

A summary of leased property and equipment under capital and financing lease obligations is as follows:

	As Of
	December 30, 2018	December 31, 2017
Capital leases—buildings
Gross asset balance	$16,745	$16,745
Accumulated depreciation	(5,502)	(4,257)
Net	$11,243	$12,488
Financing leases
Gross asset balance	146,385	151,599
Accumulated depreciation	(21,685)	(17,941)
Net	$124,700	$133,658

Depreciation expense was $110.3 million, $96.6 million and $80.2 million for 2018, 2017 and 2016, respectively. Depreciation expense is primarily reflected in depreciation and amortization on the consolidated statements of income.

7. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at January 1, 2017	Additions	Balance at December 31, 2017
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	—	1,800
Leasehold interests	18,773	—	18,773
Total intangible assets	$205,533	$—	$205,533
Accumulated Amortization
Finite-lived trade names	$(825)	$(180)	$(1,005)
Leasehold interests	(7,100)	(1,223)	(8,323)
Total accumulated amortization	$(7,925)	$(1,403)	$(9,328)

	Balance at December 31, 2017	Additions	Balance at December 30, 2018
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	—	1,800
Leasehold interests	18,773	—	18,773
Total intangible assets	$205,533	$—	$205,533
Accumulated Amortization
Finite-lived trade names	$(1,005)	$(180)	$(1,185)
Leasehold interests	(8,323)	(1,222)	(9,545)
Total accumulated amortization	$(9,328)	$(1,402)	$(10,730)

Amortization expense was $1.4 million, $1.4 million and $1.5 million for 2018, 2017 and 2016, respectively. Future amortization associated with the net carrying amount of finite-lived intangible assets is as follows:

2019	1,386
2020	1,375
2021	1,339
2022	1,189
2023	1,040
Thereafter	3,514
Total amortization	$9,843

The remaining weighted-average amortization period of leasehold interests acquired total 9.2 years. The remaining amortization period of the finite-lived trade name is 3.4 years.

8. Goodwill

The Company’s goodwill balance was $368.1 million as of December 30, 2018, December 31, 2017 and January 1, 2017. As of December 30, 2018, December 31, 2017 and January 1, 2017, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisition of Sunflower Farmers Market stores and Henry’s Farmers Market stores.

9. Other Assets

A summary of other assets is as follows:

	As Of
	December 30, 2018	December 31, 2017
Other assets	$12,463	$4,782
Total	$12,463	$4,782

As of December 30, 2018, other assets primarily consist of deferred software as a service, deferred financing costs, sublease deferred rent and miscellaneous other assets. As of December 31, 2017, the balance primarily consists of claim amounts in excess of self-insurance retentions to be paid by the Company’s insurance provider (see Note 14, “Self-Insurance Programs”), sublease deferred rent and miscellaneous other assets.

10. Accounts Payable and Other Accrued Liabilities

A summary of accounts payable and other accrued liabilities is as follows:

	As Of
	December 30, 2018	December 31, 2017
Trade accounts payable	$120,265	$119,034
Accrued occupancy related (CAM, property taxes, etc.)	27,062	21,766
Self-insurance reserves	23,818	19,714
Gift cards, net of breakage	14,629	13,099
Capital expenditures	7,241	16,409
Other	60,954	54,831
Total	$253,969	$244,853

11. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	December 30, 2018	December 31, 2017
Bonuses	17,333	16,957
Payroll	14,078	14,906
Vacation	11,679	12,281
Severance and other	5,513	1,479
Total	$48,603	$45,623

12. Long-Term Debt

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	December 30, 2018	December 31, 2017
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$453,000	$—
Former Credit Facility	April 17, 2020	Variable	—	348,000
Total debt			453,000	348,000
Long-term debt			$453,000	$348,000

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of December 30, 2018.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $27.0 million have been issued as of December 30, 2018, primarily to support the Company’s insurance programs.

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

The interest rate on approximately 55% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 22, “Derivative Financial Instruments”).

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

During fiscal year 2017, the Company borrowed $153.0 million under the Former Credit Facility to be used in connection with the Company’s $250.0 million share repurchase program (see Note 20, “Capital Stock”) and made a total of $60.0 million of principal payments; resulting in total outstanding debt under the Former Credit Facility of $348.0 million at December 31, 2017. During 2018, the Company borrowed an additional $233.0 million primarily for share repurchases and made a total of $128.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $453.0 million as of December 30, 2018.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of December 30, 2018.

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

13. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	December 30, 2018	December 31, 2017
Unamortized lease incentives	$73,709	$60,942
Other	79,668	69,698
Total	$153,377	$130,640

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

The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $2.6 million and a $2.6 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at December 30, 2018 and December 31, 2017, respectively. The Company recorded amounts for general liability and worker’s compensation liabilities of $47.6 million and $42.5 million at December 30, 2018 and December 31, 2017, respectively. See Note 10, “Accounts Payable and Other Accrued Liabilities” for current amounts recorded for general liability and workers’ compensation liabilities.

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

Total expense recorded for the matching under the Plan:

Year Ended
December 30, 2018	December 31, 2017	January 1, 2017
$4,981	$4,067	$3,354

16. Closed Store Reserves and Other Costs

Closed Stores

The Company reviews the operating performance of individual stores on a regular basis. During the fourth quarter of 2018, the Company decided to close two stores, one in Alabama and one in Georgia, primarily due to store performance and geographic reasons. These two stores were subsequently closed during December 2018.

As a result, in 2018 the Company has recorded a $3.4 million closed store reserve for future operating lease payments and other occupancy costs associated with these two stores that are no longer being utilized in the Company’s current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments and estimates of other occupancy costs after the cease use date, less an estimate of subtenant income. The Company also recorded a $4.6 million impairment charge primarily related to the write-off and disposal of the two stores’ long-lived assets, primarily consisting of leasehold improvements, furniture, fixtures and equipment. These expenses are presented in store closure and other costs on the Company’s consolidated statements of income.

A summary of closed store reserve activity is as follows:

	As Of
	December 30, 2018	December 31, 2017
Beginning balance	$811	$1,083
Additions	3,428	—
Usage	(426)	(492)
Adjustments	1,094	220
Ending balance	$4,907	$811

Executive Severance

During the year ended December 30, 2018, the Company recorded $3.6 million of severance expense related to the separation of the former Chief Executive Officer. This expense was comprised of $3.4 million of severance and $0.2 million associated with the modification of certain stock options and awards, net of expense reversals related to the forfeited options and awards. See Note 26,” Share-Based Compensation” for further information regarding the modifications.

17. Income Taxes

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. Substantially all the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017. The most significant changes that impact the Company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. In a manner consistent with ASC 740-10-25-47, the effect of a change in tax law or rates shall be recognized at the date of enactment, accordingly, the Company accounted for the corporate federal income tax rate reduction in the fourth quarter of 2017.

Under the guidance set forth in the SEC's Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. As of the third quarter of 2018, the Company had finalized its 2017 federal income tax return and as such, completed the accounting for the income tax effects of the 2017 Tax Act. Any future adjustments required due to additional guidance or changes in the interpretations of the Tax Act will be recorded as discrete adjustments to income tax expense in the period when such changes occur.

The Company reduced its net deferred tax liability, resulting in a non-cash income tax benefit of approximately $18.7 million in the fourth quarter of 2017. The Company realized an additional $2.6 million non-cash income tax benefit in the third quarter of 2018 in the filing of the 2017 return related to the reduction of federal corporate income tax rate. The Company changed its method of tax accounting on certain items resulting in the acceleration of deductions into prior periods subject to a higher 35% corporate income tax rate. The Company anticipates the issuance of guidance and regulations for various provisions in the Tax Act which may have an impact on the amounts reflected in the 2017 and 2018 financial statements.

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
U.S. Federal—current	$(9,319)	$(31,667)	$(44,588)
U.S. Federal—deferred	(19,441)	(6,551)	(19,293)
U.S. Federal—total	(28,760)	(38,218)	(63,881)
State—current	(5,271)	(7,337)	(9,036)
State—deferred	(3,229)	(1,523)	(1,369)
State—total	(8,500)	(8,860)	(10,405)
Total provision	$(37,260)	$(47,078)	$(74,286)

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Federal statutory rate	21.00%	35.00%	35.00%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.78	3.20	3.73
Tax Act benefit	—	(9.10)	—
Excess tax benefits from share based payments	(5.17)	(4.33)	—
Tax calculation method change	(1.31)	—	—
Unrecognized tax benefits	1.46	(0.01)	0.04
Other, net	(0.73)	(1.85)	(1.36)
Effective tax rate	19.03%	22.91%	37.41%

The effective income tax rate decreased to 19.03% in 2018 from 22.91% in 2017 primarily due to the recognition of excess tax benefits related to the exercise or vesting of share-based awards in the income tax provision resulting from the adoption of ASU 2016-09 and the realization of a benefit associated with accelerating deductions into prior periods subject to the higher 35% federal corporate income tax rate. This decrease is offset by an increase in the Company’s accrual for unrecognized tax benefits as discussed below. The effective income tax rate decreased to 22.91% in 2017 from 37.41% in 2016 primarily due to the enactment of the Tax Act as disclosed above and the recognition of excess tax benefits related to the exercise or vesting of share-based awards in the income tax provision resulting from the adoption of ASU 2016-09.

Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from share-based awards were $12.4 million and $9.9 million for 2018 and 2017 and are reflected as a reduction to the respective 2018 and 2017 income tax provision. The income tax benefits resulting from share-based awards were $3.7 million for 2016 and were recorded in Additional Paid-in Capital under prior accounting guidance.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 30, 2018	December 31, 2017
Deferred tax assets
Employee benefits	$17,879	$20,332
Tax credits	413	410
Lease related	65,141	61,489
Other accrued liabilities	4,456	5,605
Charitable contribution carryforward	10,799	12,800
Inventories and other	1,333	1,844
Total gross deferred tax assets	100,021	102,480
Deferred tax liabilities
Depreciation and amortization	(123,543)	(109,245)
Intangible assets	(26,877)	(20,301)
Total gross deferred tax liabilities	(150,420)	(129,546)
Net deferred tax (liability) / asset	$(50,399)	$(27,066)

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of December 30, 2018 and December 31, 2017.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 30, 2018	December 31, 2017	January 1, 2017
Beginning balance	$794	$819	$737
Additions based on tax positions related to the current year	2,864	95	104
Reductions for tax positions for prior years		(120)	(22)
Ending balance	$3,658	$794	$819

The Company had unrecognized tax benefits (tax effected) of $3.7 million and $0.8 million as of December 30, 2018 and December 31, 2017, respectively. These would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates a decrease in the total amount of unrecognized tax benefits during the next twelve months related to depreciation for transaction cost allocation in the amount of $0.4 million.

The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2015 through 2017 and state tax returns for the tax years 2014 through 2017.

18. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During 2018, 2017 and 2016, purchases from this company were $2.6 million, $10.9 million and $9.8 million, respectively. As of December 30, 2018, December 31, 2017 and January 1, 2017, the Company had recorded accounts payable due to this vendor of $0.0 million, $0.7 million and $0.7 million, respectively. Effective January 1, 2019, this director no longer held an ownership interest in the supplier.

The Company’s former Executive Chairman of the Board, who retired from this position in February 2017, has been the chief executive officer, an equity investor, and lender to a technology supplier to the Company. During 2018, 2017 and 2016, purchases from this supplier and its predecessors were $6.7 million, $6.3 million and $7.9 million, respectively. As of December 30, 2018, December 31, 2017, January 1, 2017, the Company had recorded accounts payable due to the supplier of $0.6 million, $0.1 million and $0.3 million, respectively.

19. Commitments and Contingencies

Operating Lease Commitments

The Company’s leases include stores, office and distribution centers. These leases had an average remaining lease term of approximately nine years as of December 30, 2018.

Rent expense in 2018, 2017 and 2016 totaled $137.5 million, $120.5 million and $104.8 million, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at December 30, 2018 are as follows:

2019	$167,595
2020	179,058
2021	178,722
2022	170,515
2023	155,173
Thereafter	893,274
Total payments	$1,744,337

The Company has subtenant agreements under which it will receive rent as follows:

2019	$1,544
2020	1,623
2021	1,384
2022	1,290
2023	1,190
Thereafter	3,158
Total subtenant rent	$10,189

Capital and Financing Lease Commitments

The Company is committed under certain capital and financing leases for rental of buildings and equipment. These leases expire or become subject to renewal clauses at various dates from 2019 to 2034.

As of December 30, 2018, future minimum lease payments required by all capital and financing leases during the initial lease term are as follows:

Fiscal Year	Capital Leases	Financing Leases
2019	$1,692	$14,881
2020	1,591	14,865
2021	1,591	14,202
2022	1,662	12,538
2023	1,697	10,944
Thereafter	12,202	35,269
Total	20,435	102,699
Plus balloon payment (financing leases)	—	93,629
Less amount representing interest	(7,655)	(84,227)
Net present value of capital and financing lease obligations	12,780	112,101
Less current potion	(683)	(4,556)
Total long-term	$12,097	$107,545

The table above does not include $2.2 million of current financing lease obligations expected to pass sale-leaseback accounting during 2019. The final payment under the financing lease obligations is a non-cash payment which represents the conveyance of the property to the buyer-lessor at the end of the lease term, described as balloon payment in the table above.

Other Commitments and Contingencies

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with self-insurance obligations and litigation matters. Self-insurance liabilities require significant judgments and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss. See Note 14, “Self-Insurance Programs” for more information.

In addition to our lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 30, 2018, such future purchase commitments consisted of $21.6 million.

Commitments related to the Company’s business operations cover varying periods of time and are not individually significant. These commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial conditions.

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  On May 25, 2017, the Company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  On August 4, 2018, the Company reached an agreement in principle to settle these claims.  The parties’ settlement agreement was granted preliminary approval by the court on January 30, 2019, with a hearing for final approval scheduled for May 31, 2019. If approved by the court, the settlement will be funded from the Company’s directors and officers liability insurance policy and will not have a material impact on the Company’s consolidated financial statements.

20. Capital Stock

Common stock

As of December 30, 2018, 124,975,691 shares of the Company’s common stock were issued and outstanding, including 394,501 restricted shares, after the repurchase and retirement of 11,096,595 shares during 2018 and the repurchase and retirement of 9,696,819 shares during 2017, as described below. As of December 30, 2018, 5,390,634 shares of common stock are reserved for issuance under the 2013 Incentive Plan (see Note 26, “Share-Based Compensation”). The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2018, 2017, and 2016.

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Options exercised	2,824,460	1,863,059	565,568

Share Repurchases

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the second quarter of 2018. On February 20, 2018, the Company’s board of directors authorized a new $350 million common stock share repurchase program, of which $218.3 million remained available as of December 30, 2018. The following table outlines the share repurchase programs authorized by the board, and the related repurchase activity and available authorization as of December 30, 2018:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$131,707	$218,293

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs (see Note 12, “Long-Term Debt”).

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 30, 2018	December 31, 2017
Number of common shares acquired	11,096,595	9,696,819
Average price per common share acquired	$23.28	$20.98
Total cost of common shares acquired	$258,307	$203,392

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Basic net income per share:
Net income	$158,536	$158,440	$124,306
Weighted average shares outstanding	128,827	135,169	147,311
Basic net income per share	$1.23	$1.17	$0.84
Diluted net income per share:
Net income	$158,536	$158,440	$124,306
Weighted average shares outstanding	128,827	135,169	147,311
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	429	2,378	2,232
Restricted Stock Units	220	142	58
Restricted Stock Awards	136	119	17
Performance Share Awards	164	76	35
Weighted average shares and equivalent shares outstanding	129,776	137,884	149,653
Diluted net income per share	$1.22	$1.15	$0.83

The computation of diluted earnings per share for 2018 does not include 1,105,334 options and 128,854 PSAs as those awards were antidilutive. The computation of diluted earnings per share for 2017 does not include 1,908,262 options, 10,364 RSUs, and 148,944 PSAs as those awards were antidilutive. The computation of diluted earnings per share for 2016 does not include 1,762,903 options, 14,404 RSUs, and 92,942 PSAs as those awards were antidilutive.

22. Derivative Financial Instruments

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

The notional dollar amount of the four outstanding swaps was $250.0 million at December 30, 2018, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2019 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level.

The following table summarizes the fair value of the Company’s derivative instruments:

	As of December 30, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Other Current Assets and Other Assets	$1,522	Other Accrued Liabilities and Long-term Liabilities	$1,064

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statement of income. The following table summarizes these gains and losses for 2018 and 2017:

	Year Ended
	December 30, 2018	December 31, 2017
Consolidated Statements of Income Classification
Interest income (expense), net	$396	$(9)

23. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the year ended December 30, 2018:

Cash Flow Hedges
Balance at January 1, 2017	$—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($271)	(784)
Total other comprehensive loss	(784)
Balance at December 31, 2017	$(784)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $663	1,918
Total other comprehensive income	1,918
Balance at December 30, 2018	$1,134

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statement of income.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments, impairment analysis of goodwill, intangible assets, and long-lived assets.

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2018 and December 31, 2017:

December 30, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$453,000	$—	$453,000
Total liabilities	$—	$453,000	$—	$453,000

Interest rate swap asset	$—	$1,522	$—	$1,522
Total assets	$—	$1,522	$—	$1,522

December 31, 2017	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$348,000	$—	$348,000
Interest rate swap liability	—	1,064	—	1,064
Total liabilities	$—	$349,064	$—	$349,064

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

Cash, cash equivalents, and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and other accrued liabilities and, accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of December 30, 2018 and December 31, 2017.

25. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for fiscal 2018 and 2017.

	Year Ended
	December 30, 2018		December 31, 2017
Perishables	$2,995,650	57.5%	$2,703,197	58.0%
Non-Perishables	2,211,686	42.5%	1,961,415	42.0%
Net Sales	$5,207,336	100.0%	$4,664,612	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

26. Share-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its shareholders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the 2011 Option Plan (as defined below) (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

The Company granted to certain officers, directors and team members the following awards during 2016, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 4, 2016	Options	318,156	$28.21	$8.59
	RSUs	213,767	—	$28.21
	PSAs	92,942	—	$28.21
April 11, 2016	Options	4,627	$27.69	$8.32
	RSUs	1,335	—	$27.69
May 9, 2016	RSUs	14,404	—	$26.65
May 23, 2016	Options	419,935	$24.48	$6.54
	RSAs	217,852	—	$24.48
August 18, 2016	RSUs	7,499	—	$22.44

The options vest ratably one-third each year for three years and the RSUs vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of the Company’s board of directors cliff vest in one year.  The options expire seven years from grant date. The PSAs and RSAs are described below.

The Company granted to certain officers, directors and team members the following awards during 2017, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 3, 2017	RSUs	323,687	—	$18.11
	RSAs	288,746	—	$18.11
	PSAs	148,944	—	$18.11
March 27, 2017	RSUs	1,719	—	$22.54
May 12, 2017	RSUs	21,820	—	$23.89
August 11, 2017	RSUs	10,630	—	$24.14
November 10, 2017	RSUs	2,586	—	$20.80

The RSUs vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of the Company’s board of directors cliff vest in one year. The PSAs and RSAs are described below.

The Company granted to certain officers, directors and team members the following awards during 2018, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 5, 2018	RSUs	447,594	—	$25.18
	PSAs	126,098	—	$25.18
March 12, 2018	RSUs	4,357	—	$25.14
May 14, 2018	RSUs	33,077	—	$22.14
May 29, 2018	RSUs	21,836	—	$21.57
	PSAs	2,756	—	$21.57
August 13, 2018	RSUs	8,732	—	$23.48
December 26, 2018	Options	40,000	$23.21	$7.80

The RSUs vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of the Company’s board of directors cliff vest in one year. The options expire seven years from grant date. The PSAs are described below.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of December 30, 2018, there were 2,807,046 stock awards outstanding and 5,390,634 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of December 30, 2018, there were 106,810 options outstanding under the 2011 Option Plan.

Stock Options

In the event of a change in control as defined in the award agreements issued under the 2013 Incentive Plan and in the 2011 Option Plan, all options and awards issued prior to 2015 become immediately vested and exercisable. For grants issued in and subsequent to 2015, the options and awards only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the grants are not continued or assumed by the acquirer on a substantially equivalent basis.  If the options and awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such options or awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable award agreement.

Shares issued for option exercises are newly issued shares.

The estimated fair value of options granted during 2018 is $7.80 and the estimated fair values of options granted during 2016 range from $6.54 to $8.59, and were calculated using the following assumptions in the table below. No options were granted during 2017.

	2018	2017	2016
Dividend yield	0.00%	—	0.00%
Expected volatility	35.20%	—	33.92% to 34.18%
Risk free interest rate	2.76%	—	1.18% to 1.32%
Expected term, in years	4.50	—	3.53 to 4.50

The grant date weighted average fair value of the 0.1 million options issued but not vested as of December 30, 2018 was $8.35. The grant date weighted average fair value of the 0.5 million options issued but not vested as of December 31, 2017 was $7.25. The grant date weighted average fair value of the 1.2 million options issued but not vested as of January 1, 2017 was $7.02.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Grant date weighted average fair value of options granted	$7.80	$—	$7.43
Grant date weighted average fair value of options forfeited	$9.32	$9.66	$8.60

Beginning in 2018, expected volatility for option grants and modifications was calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. Prior to 2018, due to the lack of historical company trading data, expected volatility was calculated based upon historical volatility data from a group of comparable companies and the Company over a timeframe consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $53.3 million, $31.6 million, and $12.3 million for 2018, 2017, and 2016, respectively.

The following table summarizes option activity during 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,689,942	$14.60
Granted	40,000	23.21
Forfeited	(27,531)	32.83
Exercised	(2,824,460)	7.73		$53,334
Outstanding at December 30, 2018	1,877,951	24.84	3.35	$3,507
Exercisable—December 30, 2018	1,742,394	24.69	3.22	$3,507
Vested/Expected to vest—December 30, 2018	1,877,951	$24.84	3.35	$3,507

RSUs

In the event of a change in control as defined in the award agreements issued under the 2013 Incentive Plan, all RSUs granted prior to 2015 become immediately vested. RSUs granted in and subsequent to 2015 only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the awards are not continued or assumed by the acquirer on a substantially equivalent basis.  If the awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable award agreement.

Shares issued for RSU vesting are newly issued shares.

The estimated fair value of RSUs granted during 2018 and 2017 range from $18.11 to $25.18, and were calculated based on the closing price on the grant date.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2018, 2017, and 2016:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
RSUs awarded	$24.80	$18.68	$27.93

The following table summarizes RSU activity during 2018:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	448,283	$21.31
Awarded	515,596	24.80
Released	(224,592)	22.61
Forfeited	(126,906)	23.53
Outstanding at December 30, 2018	612,381	$23.32

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date. The performance conditions with respect to 2015 earnings per share targets were deemed to have been met, and all PSAs have vested. During 2018, 20,595 of the 2015 PSAs were vested, and during 2017, 21,050 of the 2015 PSAs were vested.

PSAs granted in fiscal year 2016 are restricted shares that are subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The EBIT target for each of the three years during the performance period is based on a percentage increase over the previous year’s actual EBIT, with each annual performance tranche measured independently of the previous and next tranche. Cumulative performance is based on the aggregate annual performance and is measured against a cumulative performance target. Payout of the performance shares will either be 0% or range from 50% to 150% of the target number of shares granted, depending upon goal achievement. If the performance conditions are met, the applicable number of performance shares is subject to cliff vesting on the third anniversary of the grant date (March 2019), however, neither the annual nor cumulative performance conditions were deemed to have been met.

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during 2017. The criteria is based on a range of performance targets in which grantees may earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to 2017 earnings per share were deemed to have been met, and the PSAs will vest 50% on the second anniversary of the grant date (March 2019) and 50% on the third anniversary of the grant date (March 2020).

PSAs granted in March 2018 are subject to the Company achieving certain EBIT performance targets for the 2020 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2021).

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

The estimated fair value of each performance share granted pursuant to PSAs during 2018 ranges from $21.57 to $25.18 and was calculated based on the closing price on the grant date.

The total grant date fair value of PSAs granted during 2018 was $3.2 million. The total grant date fair value of PSAs vested during 2018 was $0.7 million. The total grant date fair value of performance shares forfeited during 2018 was $3.5 million. The total grant date fair value of the 0.3 million PSAs issued but not released as of December 30, 2018 was $5.5 million.

The total grant date fair value of PSAs granted during 2017 was $2.7 million. The total grant date fair value of PSAs vested during 2017 was $0.7 million. The total grant date fair value of performance shares forfeited during 2017 was $0.8 million. The total grant date fair value of the 0.2 million PSAs issued but not released as of December 31, 2017 was $5.2 million. During February 2018, the Company’s board of directors determined that the maximum level of the 2017 performance target was met, and accordingly, 150% of the performance shares were granted.

The total grant date fair value of PSAs granted during 2016 was $2.6 million. There were no PSAs released during 2016. The total grant date fair value of performance shares forfeited during 2016 was $0.1 million. The total grant date fair value of the 0.1 million PSAs issued but not released as of January 1, 2017 was $2.6 million. During 2017 and 2018, the Company’s board of directors determined that the performance targets for the 2016 and 2017 tranche were not met and 30,984 performance shares and 30,980 performance shares were not earned, respectively. Subsequent to December 30, 2018, the Company’s board of directors determined that the performance targets for the 2018 and cumulative tranches were not met and the remaining 29,297 performance shares were not earned.

The following table summarizes PSA activity during 2018:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	231,497	22.26
Awarded	128,854	25.10
Released	(20,595)	34.33
Forfeited	(120,144)	21.77
PSA earned	74,470	18.11
PSAs not earned	(30,980)	28.21
Outstanding at December 30, 2018	263,102	21.05

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

There were no RSAs granted during 2018. The total grant date fair value of shares of restricted stock released upon vesting during 2018 was $3.3 million. The total grant date fair value of shares of restricted stock forfeited during 2018 was $0.6 million. The total grant date fair value of the 160,491 shares of restricted stock issued but not released as of December 30, 2018 was $2.9 million.

The following table summarizes RSA activity during 2018:

	Number of RSAs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	352,847	$19.27
Awarded	—	—
Released	(160,355)	20.66
Forfeited	(32,001)	18.11
Outstanding at December 30, 2018	160,491	$18.11

Share-Based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Total share-based compensation expense	$14,512	$14,221	$13,399

The Company recognized income tax benefits related to share-based compensation of $3.4 million, $5.6 million and $5.2 million for 2018, 2017, and 2016, respectively.

As of December 30, 2018, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$456	1.0
RSUs	8,412	1.5
PSAs	1,839	0.9
RSAs	1,547	1.2
Total unrecognized compensation expense at December 30, 2018	$12,254

During 2018, 2017 and 2016, the Company received $21.8 million, $9.3 million and $2.7 million in cash proceeds from the exercise of options, respectively.

During 2018, 2017 and 2016, the Company recorded $12.4 million, $9.9 million and $3.7 million of excess tax benefits from the exercise of options, respectively.

Share Award Restructuring

During the year ended December 30, 2018, certain stock options were modified pursuant to a separation agreement with the Company’s former Chief Executive Officer. A total of 995,937 vested options were modified such that their remaining exercise period was increased from three months to six months after the separation date. Additionally, a total of 125,241 options and awards (RSUs, PSAs, and RSAs) were modified such that they will be permitted to vest in March 2019, which is subsequent to the former Chief Executive Officer’s separation date. These options and awards will expire three months after vesting, consistent with the other modified options. These modifications resulted in an incremental expense, net of $2.5 million of stock compensation reversals, of $0.2 million during the year ended December 30, 2018. All other unvested options and awards were forfeited. This expense was presented in store closure and other costs on the Company’s consolidated statements of income.

During the year ended January 1, 2017, in connection with the appointments of the Company’s Chief Executive Officer and President & Chief Operating Officer in August 2015, the Compensation Committee of the Company’s Board of Directors approved a grant of stock options to purchase 1,200,000 and 500,000 shares of the Company’s common stock at an exercise price of $20.98 per share to these officers, respectively (the “August 2015 Options”) pursuant to the 2013 Incentive Plan. The August 2015 Options, taken together with other options granted under the 2013 Incentive Plan to such officers during 2015, exceeded the limit of 500,000 shares which may be granted pursuant to stock options and stock appreciation rights per calendar year to each participant under the 2013 Incentive Plan by 733,439 shares in the case of the Company’s Chief Executive Officer and 33,439 shares in the case of the Company’s President & Chief Operating Officer (the “Excess Options”).  Accordingly, the Company has determined, and these officers have acknowledged, that the grants of the Excess Options were null and void.

In order to satisfy the original intent with respect to these individuals’ compensation, on May 23, 2016, the Compensation Committee granted to the Company’s Chief Executive Officer and President & Chief Operating Officer under the 2013 Incentive Plan options to purchase 386,496 and 33,439 shares of the Company’s common stock at an exercise price of $24.48 per share, respectively, and 215,251 and 2,601 RSAs, respectively. The Company recognized compensation expense of $1.9 million during the year ended December 30, 2018 related to the options and RSAs granted.

27. Subsequent Events

Subsequent to December 30, 2018, and through February 18, 2019, the Company repurchased an additional 0.9 million shares of common stock for $20.3 million. The Company borrowed an additional $24.7 million under its Amended and Restated Credit Agreement that was utilized in these repurchases and made a $37.7 million principal payment, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $440 million as of February 18, 2019.

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

Our management, with the participation of our Interim Co-Chief Executive Officers (one of whom is also our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 30, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Interim Co-Chief Executive Officers (one of whom is also our Chief Financial Officer) concluded that, as of December 30, 2018, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Interim Co-Chief Executive Officers (one of whom is also our Chief Financial Officer), we assessed the effectiveness of our internal control over financial reporting as of December 30, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 30, 2018.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018, and is incorporated herein by reference.

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

2.	Financial Statement Schedules: No schedules are required.
3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (2)

10.1	Sprouts Farmers Markets, LLC 2011 Option Plan (3)

10.2	Form of Stock Option Agreement under Sprouts Farmers Markets, LLC 2011 Option Plan (3)

10.3	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (4)

10.3.1(a)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.1(b)	2015 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.1(c)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (7)

10.3.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.3.2(b)	2015 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.3(a)	2015 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (6)

10.3.3(b)	2016 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)
10.3.3(c)	2018 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (9)

10.3.4	Form of Restricted Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (7)

10.4	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (3)

10.4.1	Amendment No. 1, dated August 23, 2012, to the Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Doug Sanders (3)

10.4.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated April 18, 2011, as amended on August 23, 2012, by and between Sprouts Farmers Market, Inc. and Doug Sanders (4)

10.4.3	Letter Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Doug Sanders (10)

10.5	Employment Agreement, dated July 15, 2011, by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (3)

10.5.1	Amendment No. 1, dated April 18, 2013, to the Employment Agreement, dated July 25, 2011 by and between Sprouts Farmers Markets, LLC and Amin N. Maredia (11)

10.5.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated July 15, 2011, as amended on April 18, 2013, by and between Sprouts Farmers Market, Inc. and Amin Maredia (4)

10.5.3	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Sprouts Farmers Market, Inc. and Amin N. Maredia (10)

10.5.4	Letter Agreement, dated November 29, 2018, by and between Sprouts Farmers Market, Inc. and Amin N. Maredia (12)

10.6	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (3)

10.6.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (13)

10.6.2	Amendment No. 2, dated August 6, 2015, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (10)

10.7	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (3)

10.7.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (3)

10.7.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated January 23, 2012, as amended on November 15, 2012, by and between Sprouts Farmers Market, Inc. and Brandon Lombardi (4)

10.8†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (14)

10.9	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (3)

10.10

Amended and Restated Credit Agreement, dated as of March 27, 2018, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as Syndication Agent, and BMO Harris Bank N.A., Coöperatieve Centrale Raiffeisen – Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Wells Fargo Bank, N.A., and SunTrust Bank, as Documentation Agents (15)

10.11	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (16)

10.12	Amended and Restated Executive Severance and Change in Control Plan (17)

10.13	Offer Letter from Sprouts Farmers Market, Inc. to Brad Lukow, dated February 25, 2016 (18)

10.14†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (19)

18.1	Letter from PricewaterhouseCoopers LLP related to change in preferable accounting principles dated February 21, 2019

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Interim co-Chief Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim co-Chief Executive Officers Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously submitted separately to the SEC.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2015, and incorporated herein by reference.
(11)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 22, 2013, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2018, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2018, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2018, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2018, and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2016, and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, and incorporated herein by reference.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 21, 2019	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Interim Co-Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley S. Lukow Bradley S. Lukow	Interim Co-Chief Executive Officer and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)	February 21, 2019

/s/ James L. Nielsen James L. Nielsen	Interim Co-Chief Executive Officer, President and Chief Operating Officer (Co-Principal Executive Officer)	February 21, 2019

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 21, 2019

/s/ Kristen E. Blum Kristen E. Blum	Director	February 21, 2019

/s/ Shon A. Boney Shon A. Boney	Director	February 21, 2019

/s/ Terri Funk Graham Terri Funk Graham	Director	February 21, 2019

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	February 21, 2019

/s/ Joseph O’Leary Joseph O’Leary	Director	February 21, 2019

/s/ Steven H. Townsend Steven H. Townsend	Director	February 21, 2019