Form 10-Q/A
period 2018-09-30
Sprouts Farmers Market, Inc.
filed 2019-04-01
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sprouts Farmers Market, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on November 1, 2018, in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibit 10.1 as originally filed with the Form 10-Q. Item 6 of Part II of the Form 10-Q is hereby amended to include a revised Exhibit Index and a revised redacted version of Exhibit 10.1, which is being filed herewith.

This Amendment speaks as of the filing date of the Form 10-Q, does not update information in the Form 10-Q to reflect events that have occurred subsequent to the filing date of the Form 10-Q, and does not modify or update in any way the financial statements or any other disclosures made in the Form 10-Q. Except as described above, no other amendments are being made to the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s subsequent filings made with the Commission since November 1, 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Interim Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Interim Co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment request submitted separately to the SEC pursuant to Rule 406 under the Securities Act.

#	Previously filed with the Quarterly Report on Form 10-Q filed on November 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: April 1, 2019	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Interim Co-Chief Executive Officer and Chief Financial Officer