Form 10-Q
period 2019-03-31
Sprouts Farmers Market, Inc.
filed 2019-05-02
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	SFM	NASDAQ Global Select Market

As of April 29, 2019, the registrant had 117,955,991 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,502	$1,588
Accounts receivable, net	25,190	40,564
Inventories	257,866	264,366
Prepaid expenses and other current assets	30,644	27,323
Total current assets	333,202	333,841
Property and equipment, net of accumulated depreciation	694,183	766,429
Operating lease assets	1,024,349	—
Intangible assets, net of accumulated amortization	185,530	194,803
Goodwill	368,078	368,078
Other assets	11,254	12,463
Total assets	$2,616,596	$1,675,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$263,745	$253,969
Accrued salaries and benefits	38,650	48,603
Current portion of capital and financing lease obligations	—	7,428
Current portion of operating lease liabilities	74,745	—
Current portion of finance lease liabilities	592	—
Total current liabilities	377,732	310,000
Long-term capital and financing lease obligations	—	119,642
Long-term operating lease liabilities	1,067,269	—
Long-term debt and finance lease liabilities	512,018	453,000
Other long-term liabilities	39,110	153,377
Deferred income tax liability	63,946	50,399
Total liabilities	2,060,075	1,086,418
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 120,436,879 shares issued and outstanding, March 31, 2019; 124,975,691 shares issued and outstanding, December 30, 2018	120	124
Additional paid-in capital	661,254	657,140
Accumulated other comprehensive income (loss)	(1,482)	1,134
Accumulated deficit	(103,371)	(69,202)
Total stockholders’ equity	556,521	589,196
Total liabilities and stockholders’ equity	$2,616,596	$1,675,614

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018 (1)
Net sales	$1,413,887	$1,287,196
Cost of sales	929,538	842,587
Gross profit	484,349	444,609
Selling, general and administrative expenses	374,826	338,774
Depreciation and amortization (exclusive of depreciation included in cost of sales)	29,459	26,145
Store closure and other costs	508	10
Income from operations	79,556	79,680
Interest expense, net	(5,002)	(6,064)
Other income	—	207
Income before income taxes	74,554	73,823
Income tax provision	(18,162)	(7,199)
Net income	$56,392	$66,624
Net income per share:
Basic	$0.46	$0.50
Diluted	$0.46	$0.50
Weighted average shares outstanding:
Basic	123,258	132,423
Diluted	123,926	133,752

(1)

Effective in the fourth quarter of fiscal year 2018, the Company made a voluntary change in accounting principle to change the classification of certain expenses on its consolidated statements of income. The change was applied retrospectively to all periods presented. See Note 2, “Summary of Significant Accounting Policies” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Net income	$56,392	$66,624

Other comprehensive income, net of tax
Unrealized gain/(loss) on cash flow hedging activities, net of income tax of ($905) and $1,148	(2,616)	3,320
Total other comprehensive income (loss)	$(2,616)	3,320

Comprehensive income	$53,776	$69,944

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Thirteen Weeks Ended March 31, 2019
	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	56,392	—	56,392
Other comprehensive (loss)	—	—	—	—	(2,616)	(2,616)
Issuance of shares under stock plans	549,212	1	1,664	—	—	1,665
Repurchase and retirement of common stock	(4,890,766)	(5)	—	(111,880)	—	(111,885)
Share-based compensation	—	—	2,450	—	—	2,450
Impact of adoption of ASC 842 related to leases	—	—	—	21,319	—	21,319
Balances at March 31, 2019	120,239,636	$120	$661,254	$(103,371)	$(1,482)	556,521

	Thirteen Weeks Ended April 1, 2018
	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694
Net income	—	—	—	66,624	—	66,624
Other comprehensive income	—	—	—	—	3,320	3,320
Issuance of shares under stock plans	2,292,511	2	6,875	—	—	6,877
Repurchase and retirement of common stock	(3,329,409)	(3)	—	(82,997)	—	(83,000)
Share-based compensation	—	—	3,968	—	—	3,968
Balances at April 1, 2018	131,413,194	$131	$631,631	$14,185	$2,536	$648,483

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities
Net income	$56,392	$66,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,073	26,889
Operating lease asset amortization	20,653	—
Store closure and other costs	710	—
Share-based compensation	2,450	3,968
Deferred income taxes	6,217	10,629
Other non-cash items	(30)	455
Changes in operating assets and liabilities:
Accounts receivable	3,247	(1,957)
Inventories	6,500	(10,069)
Prepaid expenses and other current assets	(744)	(2,135)
Other assets	(1,086)	(1,070)
Accounts payable and other accrued liabilities	18,819	18,637
Accrued salaries and benefits	(9,634)	(11,995)
Operating lease liabilities	(20,632)	—
Other long-term liabilities	(330)	4,511
Cash flows from operating activities	112,605	104,487
Cash flows from investing activities
Purchases of property and equipment	(30,142)	(44,158)
Cash flows used in investing activities	(30,142)	(44,158)
Cash flows from financing activities
Proceeds from revolving credit facilities	89,734	40,000
Payments on revolving credit facilities	(42,734)	(20,000)
Payments on capital and financing lease obligations	—	(1,039)
Payments on finance lease liabilities	(186)	—
Payments of deferred financing costs	—	(2,131)
Cash from landlords related to capital and financing lease obligations	—	900
Repurchase of common stock	(111,885)	(83,000)
Proceeds from exercise of stock options	1,661	6,877
Other	(319)	(59)
Cash flows used in financing activities	(63,729)	(58,452)
Increase in cash, cash equivalents, and restricted cash	18,734	1,877
Cash, cash equivalents, and restricted cash at beginning of the period	2,248	19,479
Cash, cash equivalents, and restricted cash at the end of the period	$20,982	$21,356

Supplemental disclosure of cash flow information
Cash paid for interest	$5,046	$6,080
Cash refunded for income taxes	(22)	—

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$28,617	$25,068
Property acquired through capital and financing lease obligations (ASC 840)	n/a	5,019

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates healthy grocery stores that offer fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, beer and wine, natural body care and household items catering to consumers’ growing interest in health and wellness. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018 (“fiscal year 2018”) included in the Company’s Annual Report on Form 10-K, filed on February 21, 2019.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending December 29, 2019 (“fiscal year 2019”) and fiscal year 2018 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

Certain reclassifications of amounts reported in prior periods have been made to conform with the current period presentation.

All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Change in Accounting Principle

In the fourth quarter of fiscal year 2018, the Company made a voluntary change in its accounting policy for the classification of certain expenses.  Historically, the Company has presented store occupancy costs and buying costs in cost of goods sold.  Under the new policy, the Company is presenting these expenses within selling, general and administrative expenses (“SG&A”). In addition, the Company changed the classification of depreciation and amortization (exclusive of supply chain-related depreciation included in cost of sales) from direct store expenses (“DSE”) and SG&A to a separate financial statement line item and combined DSE and store pre-opening costs into SG&A. These reclassifications had no impact on sales, income from operations, net income or earnings per share. In addition, there was no cumulative effect to retained earnings, equity, or net assets.

The Company made this voluntary change in accounting policy in order to better reflect the direct costs of acquiring products and making them available to its customers in cost of sales. Store occupancy costs and buying costs, which are largely sales and marketing driven, are more appropriately reflected in SG&A. The new presentation of operating expenses now largely disaggregates cash from non-cash operating expenses, which the Company believes provides better information to its financial statement users. The Company believes these changes are preferable because they enhance the comparability of its financial statements with those of many of its industry peers and align with how the Company internally manages and reviews costs and margin. These changes in presentation have been retrospectively applied to all prior periods. Refer to the table below for the impact to the thirteen weeks ended April 1, 2018, as currently presented:

	Thirteen Weeks Ended April 1, 2018
	Unadjusted	Change in Accounting Principle	As Adjusted
Cost of sales	$900,144	$(57,557)	$842,587
Gross profit	387,052	57,557	444,609
Direct store expenses	262,595	(262,595)	—
Selling, general and administrative expenses	41,447	297,327	338,774
Depreciation and amortization (exclusive of depreciation included in cost of sales)	—	26,145	26,145
Store pre-opening costs	3,320	(3,320)	—

Revenue Recognition

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of the March 31, 2019. The Company had a net gift card liability balance of $10.1 million as of March 31, 2019 and $14.6 million as of December 30, 2018, of which $5.3 million was recognized as revenue during the thirteen weeks ended March 31, 2019.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as health and welfare restricted funds of approximately $1.5 million, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company adopted the standard as of December 31, 2018, the first day of fiscal year 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits companies not to reassess prior conclusions on lease identification, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient.

The adoption of the standard resulted in the recognition of operating lease assets and liabilities of approximately $1.0 billion and $1.1 billion, respectively, as of December 31, 2018, including recognition of operating lease assets and liabilities for certain third party operated distribution center locations. Included in the measurement of the new lease assets and liabilities is the reclassification of balances historically recorded as deferred rent and unfavorable and favorable leasehold interests.  Additionally, the Company recognized a cumulative effect adjustment, which increased retained earnings by $21 million, net of tax. This adjustment was driven by the derecognition of approximately $114 million of lease obligations and $93 million of net assets related to leases that had been classified as financing lease obligations under the former failed-sale leaseback guidance, and are now classified as operating leases as of the transition date.  This reclassification also results in the recognition of rent expense beginning December 31, 2018, which was previously reported as interest expense under the former failed sale-leaseback guidance. Lastly, the adoption of this standard resulted in a change in naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. The adoption of this standard did not have a material impact on the Company’s liquidity or cash flows.

Refer to Note 5, “Leases”, for additional information related to the Company’s updated lease accounting policy.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

No other new accounting pronouncements issued or effective during the thirteen weeks ended March 31, 2019 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments, impairment analysis of goodwill, intangible assets and long-lived assets.

The following tables present the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 30, 2018:

March 31, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$500,000	$—	$500,000
Interest rate swap liability	—	2,436	—	2,436
Total liabilities	$—	$502,436	$—	$502,436

Interest rate swap asset	$—	$446	$—	$446
Total assets	$—	$446	$—	$446

December 30, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$453,000	$—	$453,000
Total liabilities	$—	$453,000	$—	$453,000

Interest rate swap asset	$—	$1,522	$—	$1,522
Total assets	$—	$1,522	$—	$1,522

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and other accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of March 31, 2019 and December 30, 2018.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	March 31, 2019	December 30, 2018
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$500,000	$453,000
Finance lease liabilities (see Note 5)	Various	n/a	12,018	—
Long-term debt and finance lease liabilities			$512,018	$453,000

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of March 31, 2019.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $26.9 million have been issued as of March 31, 2019, primarily to support the Company’s insurance programs.

On March 6, 2019, Intermediate Holdings entered into an amendment to the Amended and Restated Credit Agreement intended to align the treatment of certain lease accounting terms with the Company’s adoption of ASC 842. This amendment had no impact on borrowing capacity, interest rate, or maturity.

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

The interest rate on approximately 50% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 12, “Derivative Financial Instruments”).

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

During the thirteen weeks ended March 31, 2019 the Company borrowed an additional $89.7 million primarily for share repurchases and made a total of $42.7 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $500.0 million as of March 31, 2019. During fiscal year 2018, the Company borrowed $233.0 million to be used in connection with the Company’s share repurchase programs (see Note 10, “Stockholders’ Equity”) and made a total of $128.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $453.0 million at December 30, 2018.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of March 31, 2019.

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

5. Leases

The Company leases all stores, distribution centers, and administrative offices. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities in the Company’s fiscal year 2019 consolidated balance sheet. Finance leases are included in property, plant, equipment, net, current portion of finance lease liabilities, and long-term debt and finance lease liabilities in the Company’s fiscal year 2019 consolidated balance sheet. Operating lease payments are charged on a straight-line basis to rent expense, a component of selling, general and administrative expenses, over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense using a debt model over the lease term.

The Company’s lease assets represent a right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities and the related rent expense are recognized at the lease commencement date (date on which the Company gains access to the property) based on the estimated present value of lease payments over the lease term, net of landlord allowances to be received. The Company accounts for the lease and non-lease components as a single lease component for all current classes of leases.

Most of the Company’s lease agreements include variable payments related to pass-through costs for maintenance, taxes, and insurance. Additionally, some of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels. These variable payments are not included in the measurement of the lease liability or asset and are expensed as incurred.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As most of the Company’s lease agreements do not provide an implicit rate, the Company uses an estimated incremental borrowing rate, which is derived from third-party information available at the lease commencement date, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to twenty years or more. The exercise of lease renewal options is at the Company’s sole discretion. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less (“short-term leases”) are not recorded on the balance sheet. The Company does not currently have any material short-term leases. Additionally, the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.

The Company subleases certain real estate to third parties, which have all been classified as operating leases. The Company recognized sublease income on a straight-line basis.

ASC 842 Disclosures

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost for the thirteen weeks ended March 31, 2019 were as follows:

		Thirteen Weeks Ended
	Classification	March 31, 2019
Operating lease cost	Selling, general and administrative expenses (1)	$43,224
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	242
Interest on lease liabilities	Interest expense	255
Variable lease cost	Selling, general and administrative expenses (1)	12,919
Sublease income	Selling, general and administrative expenses	(248)
Total net lease cost		$56,392
(1)	Supply chain-related amounts of $2.1 million of total net lease cost are included in cost of sales.

Supplemental balance sheet information related to leases was as follows:

		As of
	Classification	March 31, 2019
Assets
Operating	Operating lease assets	$1,024,349
Finance	Property and equipment, net	10,909
Total lease assets		$1,035,258
Liabilities
Current
Operating	Current portion of operating lease liabilities	$74,745
Finance	Current portion of finance lease liabilities	592
Noncurrent
Operating	Long-term operating lease liabilities	1,067,269
Finance	Long-term debt and finance lease liabilities	12,018
Total lease liabilities		$1,154,624

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2019
Weighted average remaining lease term (years)
Operating leases	10.2
Finance leases	11.4
Weighted average discount rate
Operating leases	7.8%
Finance leases	8.1%

Supplemental cash flow and other information related to leases was as follows:

Thirteen Weeks Ended
March 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$36,256
Operating cash flows for finance leases	255

Lease assets obtained in exchange for lease liabilities:
Finance leases	—
Operating leases	81,691

Maturities of lease liabilities:

	Operating Leases (1)	Finance Leases	Total
2019	$112,791	$1,180	$113,971
2020	199,484	1,724	201,208
2021	181,231	1,591	182,822
2022	171,903	1,671	173,574
2023	148,394	1,556	149,950
2024	148,416	1,734	150,150
Thereafter	729,691	10,466	740,157
Total lease payments	1,691,910	19,922	1,711,832
Less: Imputed interest	(549,896)	(7,312)	(557,208)
Total lease liabilities	1,142,014	12,610	1,154,624
Less: Current portion	(74,745)	(592)	(75,337)
Long-term lease liabilities	$1,067,269	$12,018	$1,079,287

(1)

Operating lease payment include $84.5 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $119.5 million of legally binding minimum lease payments for leases executed but not yet commenced.

ASC 840 Disclosures related to periods prior to adoption of ASC 842:

Operating Lease Commitments

The Company’s leases include stores, office and distribution centers. These leases had an average remaining lease term of approximately nine years as of December 30, 2018.

Rent expense in fiscal years 2018, 2017 and 2016 totaled $137.5 million, $120.5 million and $104.8 million, respectively.

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

As of December 30, 2018, future minimum lease payments required by all capital and financing leases during the initial lease term are as follows:

Fiscal Year	Capital Leases	Financing Leases
2019	$1,692	$14,881
2020	1,591	14,865
2021	1,591	14,202
2022	1,662	12,538
2023	1,697	10,944
Thereafter	12,202	35,269
Total	20,435	102,699
Plus balloon payment (financing leases)	—	93,629
Less amount representing interest	(7,655)	(84,227)
Net present value of capital and financing lease obligations	12,780	112,101
Less current portion	(683)	(4,556)
Total long-term	$12,097	$107,545

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Closed Store Reserves and Other Costs

The Company reviews the operating performance of individual stores on a regular basis. No stores were closed during the first quarter of fiscal year 2019. During the fourth quarter of fiscal year 2018, the Company decided to close two stores, one in Alabama and one in Georgia, primarily due to store performance and geographic reasons. These two stores were subsequently closed in December 2018.

As a result, in the fourth quarter of fiscal year 2018 the Company recorded a $3.4 million closed store reserve for future operating lease payments and other occupancy costs associated with these two stores that are no longer being utilized in the Company’s current operations. The reserve is recorded based on the present value of the remaining noncancelable lease payments and estimates of other occupancy costs after the cease use date, less an estimate of subtenant income.

The following is a summary of closed store reserve activity during the thirteen weeks ended March 31, 2019 and fiscal year 2018. Closed store reserves are included in accounts payable and other accrued liabilities and other-long term liabilities in the accompanying consolidated balance sheets.

	March 31, 2019	December 30, 2018
Beginning balance	$4,907	$811
Additions	—	3,428
Usage	(316)	(426)
Adjustments	(439)	1,094
Ending balance	$4,152	$4,907

7. Income Taxes

The Company’s effective tax rate increased to 24.4% for the thirteen weeks ended March 31, 2019 from 9.8% for the thirteen weeks ended April 1, 2018 primarily due to a decrease in the recognition of excess tax benefits related to share-based payments in the income tax provision. Excess tax benefits associated with equity-based compensation are recognized as income tax expense or benefit in the statements of income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from excess tax benefits of equity-based compensation were $0.2 million and $11.1 million for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.

8. Related-Party Transactions

A member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen weeks ended March 31, 2019, there were no purchases from this supplier and $2.3 million of purchases during the thirteen weeks ended April 1, 2018. As of March 31, 2019 and December 30, 2018, the Company had no accounts payable due to this vendor. Effective January 1, 2019, this director no longer held an ownership interest in the supplier.

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

10. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of March 31, 2019.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$243,592	$106,408

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs (see Note 4, “Long-Term Debt and Finance Lease Liabilities”).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Number of common shares acquired	4,890,766	3,329,409
Average price per common share acquired	$22.88	$24.93
Total cost of common shares acquired	$111,885	$83,000

Shares purchased under the Company’s repurchase programs were subsequently retired.

11. Net Income Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Basic net income per share:
Net income	$56,392	$66,624
Weighted average shares outstanding	123,258	132,423
Basic net income per share	$0.46	$0.50
Diluted net income per share:
Net income	$56,392	$66,624
Weighted average shares outstanding - basic	123,258	132,423
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	152	807
RSUs	244	221
RSAs	91	160
PSAs	181	141
Weighted average shares and equivalent shares outstanding	123,926	133,752
Diluted net income per share	$0.46	$0.50

For the thirteen weeks ended March 31, 2019, the computation of diluted net income per share does not include 1.1 million options and 0.2 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended April 1, 2018, the computation of diluted net income per share does not include 1.1 million options and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

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

The notional dollar amount of the four outstanding swaps was $250.0 million at March 31, 2019, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2019 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of March 31, 2019		As of December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current assets	$446	Other current assets	$944
Interest rate swaps	Other long-term liabilities	2,436	Other assets	578

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statements of income. The following table summarizes these gains and losses classified on the consolidated statements of income:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Consolidated Statements of Income Classification
Interest expense (income), net	$(213)	$132

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the thirteen weeks ended March 31, 2019 and April 1, 2018.

Cash Flow Hedges
Balance at December 31, 2017	$(784)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $1,148	3,320
Total other comprehensive income	3,320
Balance at April 1, 2018	$2,536

Balance at December 30, 2018	1,134
Other comprehensive income, net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($905)	(2,616)
Total other comprehensive income	(2,616)
Balance at March 31, 2019	$(1,482)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statements of income.

14. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” the following table represents a disaggregation of revenue for the thirteen weeks ended March 31, 2019 and April 1, 2018.

	Thirteen Weeks Ended
	March 31, 2019		April 1, 2018
Perishables	$807,051	57.1%	$732,602	56.9%
Non-Perishables	606,836	42.9%	554,594	43.1%
Net Sales	$1,413,887	100.0%	$1,287,196	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

15. Share-Based Compensation

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Awards Granted

During the thirteen weeks ended March 31, 2019, the Company granted the following share-based compensation awards, under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 2019	386,115	95,768	53,866
Total	386,115	95,768	53,866
Weighted-average grant date fair value	$23.12	$23.12	$7.63
Weighted-average exercise price	—	—	$23.12

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of March 31, 2019, there were 2,735,670 stock awards outstanding and 4,922,527 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of March 31, 2019, there were 97,081 options outstanding under the 2011 Option Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter.

Time-based options granted prior to fiscal year 2016 generally vest ratably over a period of 12 quarters (three years), and time-based options granted after 2016 vest annually over a period of three years.

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years from the grant date.

PSAs

PSAs granted in fiscal year 2016 are restricted shares that were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The performance conditions with respect to the EBIT targets were deemed to not have been met, and all relevant PSAs have forfeited.

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and will vest 50% on the third anniversary of the grant date (March 2020). During the thirteen weeks ended March 31, 2019, 106,360 of the 2017 PSAs were vested.

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

PSAs granted in March 2019 are subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2022).

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years.

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Share-based compensation expense before income taxes	$2,450	$3,968
Income tax benefit	(576)	(1,020)
Net share-based compensation expense	$1,874	$2,948

The following share-based awards were outstanding as of March 31, 2019 and April 1, 2018:

	As of
	March 31, 2019	April 1, 2018
	(in thousands)
Options
Vested	1,732	2,505
Unvested	95	233
RSUs	713	692
PSAs	223	380
RSAs	70	226

As of March 31, 2019, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$686	2.8
RSUs	15,266	2.2
PSAs	3,322	2.1
RSAs	1,166	0.9
Total unrecognized compensation expense at March 31, 2019	$20,440

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the thirteen weeks ended March 31, 2019 and April 1, 2018, the Company received $1.7 million and $6.9 million, respectively, in cash proceeds from the exercise of options.

16. Subsequent Events

Subsequent to March 31, 2019, and through April 29, 2019, the Company repurchased an additional 2.4 million shares of common stock for $51.4 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed for the 2018 fiscal year, February 21, 2019 with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market operates healthy grocery stores that specialize in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 321 stores in 19 states as of March 31, 2019, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of April 29, 2019, we have grown to 322 stores in 19 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through March 31, 2019, we have continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We expect to open approximately 30 new stores per year for the near term, and in 2019, we have opened 9 new stores through April 29, 2019.

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

Results of Operations for Thirteen Weeks Ended March 31, 2019 and April 1, 2018

The following tables set forth our unaudited results of operations and other operating data for the periods presented. As of December 31, 2018, we adopted the Accounting Standards Update (ASU) 2016-02: Leases (Topic 842) (the New Lease Standard). This adoption did not require us to recast prior periods; however, we recognized a cumulative effect adjustment, which increased retained earnings by $21 million, net of tax. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	March 31, 2019	April 1, 2018 (1)
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,413,887	$1,287,196
Cost of sales	929,538	842,587
Gross profit	484,349	444,609
Selling, general and administrative expenses	374,826	338,774
Depreciation and amortization (exclusive of depreciation included in cost of sales)	29,459	26,145
Store closure and other costs	508	10
Income from operations	79,556	79,680
Interest expense, net	(5,002)	(6,064)
Other income	—	207
Income before income taxes	74,554	73,823
Income tax provision	(18,162)	(7,199)
Net income	$56,392	$66,624

Weighted average shares outstanding	123,258	132,423
Diluted effect of equity-based awards	668	1,329
Weighted average shares and equivalent shares outstanding	123,926	133,752
Diluted net income per share	$0.46	$0.50

	Thirteen weeks ended
	March 31, 2019	April 1, 2018
Other Operating Data:
Comparable store sales growth	1.4%	2.7%
Stores at beginning of period	313	285
Closed	—	—
Opened	8	9
Stores at end of period	321	294

(1)

Effective in the fourth quarter of fiscal year 2018, we made a voluntary change in accounting principle to change the classification of certain expenses on our consolidated statements of income. The change was applied retrospectively to all periods presented. See Note 2, “Summary of Significant Accounting Policies” for further information.

Comparison of Thirteen Weeks Ended March 31, 2019 to Thirteen Weeks Ended

April 1, 2018

Net sales

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Net sales	$1,413,887	$1,287,196	$126,691	10%
Comparable store sales growth	1.4%	2.7%

Net sales during the thirteen weeks ended March 31, 2019 totaled $1.4 billion, an increase of 10% over the same period of the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 1.4% increase in comparable store sales. Comparable stores contributed approximately 91% of total sales for the thirteen weeks ended March 31, 2019 and approximately 89% for the same period of the prior fiscal year.

Cost of sales and gross profit

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Net sales	$1,413,887	$1,287,196	$126,691	10%
Cost of sales	929,538	842,587	86,951	10%
Gross profit	484,349	444,609	39,740	9%
Gross margin	34.3%	34.5%	(0.2)%

Gross profit totaled $484.3 million during the thirteen weeks ended March 31, 2019, an increase of $39.7 million compared to the thirteen weeks ended April 1, 2018, primarily driven by increased sales volume and strong performance in new stores opened. Gross margin decreased to 34.3%, or 0.2% compared to the thirteen weeks ended April 1, 2018, primarily driven by cost inflation that was not fully reflected in retail pricing due to the competitive landscape, as well as changes in product mix.

Selling, general and administrative expenses

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Selling, general and administrative expenses	$374,826	$338,774	$36,052	11%
Percentage of net sales	26.5%	26.3%	0.2%

Selling, general and administrative expenses increased $36.1 million, or 11%, as compared to the thirteen weeks ended April 1, 2018. The increase is primarily related to the new stores which have opened since the same period of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased primarily due to higher occupancy costs related to the adoption of the new lease accounting standard that went into effect at the beginning of fiscal year 2019, along with planned investments in team member wages, benefits and training. These increased costs were partially offset by lower payroll taxes for California team members, rent credits from delayed store openings, as well as reduced stock and bonus compensation expenses predominately related to the open chief executive officer position.

Depreciation and amortization

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Depreciation and amortization	$29,459	$26,145	$3,314	13%
Percentage of net sales	2.1%	2.0%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $3.3 million primarily related to new store growth as well as remodel initiatives in older vintages.

Store closure and other costs

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Store closure and other costs	$508	$10	$498	n/m
Percentage of net sales	—	—	—

Store closure and other costs during the thirteen weeks ended March 31, 2019 of $0.5 million represents non-cash charges primarily associated with a planned store closure and relocation of another store upon expiration of both leases in the second quarter of 2019.

Interest expense

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Long-term debt	$4,715	$2,712	$2,003	74%
Capital and financing leases	255	3,040	(2,785)	(92)%
Deferred financing costs	141	376	(235)	(63)%
Interest rate hedge and other	(109)	(64)	(45)	70%
Total interest expense, net	$5,002	$6,064	$(1,062)	(18)%

The decrease in interest expense is due to the reclassification of previously reported financing leases to operating leases related to the adoption of the new lease accounting standard that went into effect at the beginning of 2019, partially offset by the higher average balance outstanding under the Amended and Restated Credit Agreement primarily related to the Company’s share repurchase program.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	March 31, 2019	April 1, 2018
Federal statutory rate	21.00%	21.00%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.90	4.50
Excess tax benefits from share based payments	(0.30)	(15.10)
Other, net	(1.20)	(0.60)
Effective tax rate	24.40%	9.80%

The effective tax rate increased to 24.4% in the first quarter of 2019 from 9.8% in the same period last year. This increase is due primarily to the inclusion of the $11 million of excess federal and state tax benefits for share based compensation associated with the exercise of expiring pre-IPO options in the thirteen weeks ended April 1, 2018.

Net income

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Net income	$56,392	$66,624	$(10,232)	(15)%
Percentage of net sales	4.0%	5.2%	(1.2)%

Net income decreased $10.2 million as a result of cycling a lower effective tax rate in 2018, due to the exercise of expiring pre-IPO options and the adoption of the new lease accounting standard, partially offset by higher sales and gross profit associated with new stores opened.

Diluted earnings per share

	Thirteen weeks ended
	March 31, 2019	April 1, 2018	Change	% Change
Diluted earnings per share	$0.46	$0.50	$(0.04)	(8)%
Diluted weighted average shares outstanding	123,926	133,752	(9,826)

The decrease in diluted earnings per share of $0.04 was driven by lower net income, offset by fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

We define ROIC as net operating profit after tax (referred to as “NOPAT”), including the effect of capitalized operating leases, divided by average invested capital. Operating lease interest represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as a finance lease (capital lease prior to adoption of ASC 842). The assumed ownership and associated interest expense are calculated using the discount rate for each lease as recorded as a component of rent expense within selling, general and administrative expenses. Invested capital reflects a trailing twelve-month average.

As numerous methods exist for calculating ROIC, our method may differ from methods used by other companies to calculate their ROIC.  It is important to understand the methods and the differences in those methods used by other companies to calculate their ROIC before comparing our ROIC to that of other companies.

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	March 31, 2019	April 1, 2018
	(dollars in thousands)
Net Income (1)	$148,303	$178,776
Income Tax Adjustment for Tax Act (2)	(2,573)	(18,693)
Special items, net of tax (3)	11,950	—
Interest expense, net of tax (4)	19,993	17,035
Net operating profit after tax (NOPAT)	$177,673	$177,118

Total rent expense, net of tax (4)	109,803	95,151
Estimated depreciation on operating leases, net of tax (4)	(42,421)	(41,866)
Estimated interest on operating leases, net of tax (4) (5) (6)	67,382	53,285
NOPAT, including effect of operating leases	$245,055	$230,403

Average working capital	32,029	4,416
Average property and equipment	751,434	695,375
Average other assets	574,183	571,313
Average other liabilities	(184,481)	(169,221)
Average invested capital	$1,173,165	$1,101,883

Average operating leases (7)	1,142,013	1,005,567
Average invested capital, including operating leases	$2,315,178	$2,107,450

ROIC	15.1%	16.1%
ROIC, including operating leases	10.6%	10.9%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)

$18.7 million income tax benefit related to the Tax Cuts and Job Act enacted in December 2017 and $2.6 million income tax benefit related to tax calculation method changes recognized in the third quarter of 2018.

(3)	Special items include $6.3 million (after-tax) related to store closures and $5.7 million (after-tax) related to executive severance.
(4)	Net of tax amounts are calculated using the effective tax rate for the periods presented.
(5)

2019 interest on operating leases represents the add back to operating income driven by hypothetical interest expense we would incur if the property under our operating leases were accounted for as financing leases. Estimated interest is calculated by multiplying operating leases by the 7.8 percent discount rate for each lease recorded as rent expense.

(6)	2018 interest on operating leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a 7.0 percent interest rate factor.
(7)

2019 average operating leases represents the net present value of outstanding operating lease obligations. 2018 average operating leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a 7.0 percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	March 31, 2019	April 1, 2018
Cash, cash equivalents and restricted cash at end of period	$20,982	$21,356
Cash flows from operating activities	$112,605	$104,487
Cash flows used in investing activities	$(30,142)	$(44,158)
Cash flows used in financing activities	$(63,729)	$(58,452)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Amended and Restated Credit Agreement as discussed in Note 4, “Long-Term Debt and Finance Lease Liabilities,” primarily to fund our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities increased $8.1 million to $112.6 million for the thirteen weeks ended March 31, 2019 compared to $104.5 million for the thirteen weeks ended April 1, 2018. The increase in cash flows from operating activities is primarily a result of changes in working capital, higher non-cash depreciation and amortization, partially offset by lower share-based compensation and deferred income taxes.

Cash flows provided by/(used in) operating activities from changes in working capital was $18.2 million in the thirteen weeks ended March 31, 2019 compared to ($7.5) million in the thirteen weeks ended April 1, 2018.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $30.1 million and $44.2 million, for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.

We expect capital expenditures to be in the range of $170 - $175 million in fiscal year 2019, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Amended and Restated Credit Agreement.

Financing Activities

Cash flows used in financing activities were $63.7 million for the thirteen weeks ended March 31, 2019 compared to $58.5 million for the thirteen weeks ended April 1, 2018. During the thirteen weeks ended March 31, 2019, cash flows used in financing activities primarily consisted of $111.9 million for stock repurchases, partially offset by $47.0 million of net borrowings on our credit facilities, and $1.7 million in proceeds from the exercise of stock options.

During the thirteen weeks ended April 1, 2018, cash flows used in financing activities primarily consisted of $83.0 million for stock repurchases, partially offset by $20.0 million of net borrowings on our credit facilities, and $6.9 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $47.0 million to $500.0 million as of March 31, 2019, compared to December 30, 2018. The increase resulted primarily from net borrowings under our Amended and Restated Credit Agreement used to fund our share repurchase programs.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of March 31, 2019.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$243,592	$106,408

The shares under our repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. Our board’s authorization of the share repurchase programs does not obligate our Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements, for more details.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Number of common shares acquired	4,890,766	3,329,409
Average price per common share acquired	$22.88	$24.93
Total cost of common shares acquired	$111,885	$83,000

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to March 31, 2019 and through April 29, 2019, we repurchased an additional 2.4 million shares of common stock for a total investment of $51.4 million year-to-date.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2036.

The following table summarizes our contractual obligations as of March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	500,000	$—	$—	$500,000	$—
Interest payments on $700.0 million Credit Agreement (2)	84,458	19,438	39,917	25,103	—
Finance lease obligations (3)	19,921	1,577	3,183	3,391	11,770
Operating lease obligations (3)	1,757,952	183,454	380,006	335,385	859,107
Totals	$2,362,331	$204,469	$423,106	$863,879	$870,877

(1)

The Amended and Restated Credit Agreement is scheduled to mature and the commitments thereunder will terminate on March 27, 2023, subject to extensions as set forth therein. These borrowings are reflected in the “3-5 Years” column and discussed in the financing activities section above. See Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of March 31, 2019 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for finance and operating lease obligations as of March 31, 2019. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.6 million for the period of less than one year, $2.9 million for years one to three, $2.4 million for years four to five, and $2.9 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and for which there have not been material changes since that filing through March 31, 2019.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended March 31, 2019, except as described in Note 5, “Leases” for the adoption of ASC 842. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $500 million principal outstanding under our Amended and Restated Credit Agreement as of March 31, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $5.0 million annually. We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the five outstanding swaps at March 31, 2019 and December 30, 2018 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $500 million principal outstanding under our Amended and Restated Credit Agreement as of March 31, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $2.5 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 12, “Derivative Financial Instruments” of our unaudited consolidated financial statements).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Interim Co-Chief Executive Officers and Chief Financial Officer (our co-principal executive officers and our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Interim Co-Chief Executive Officers (one of whom is also our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Co-Chief Executive Officers have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 31, 2019, there were no change in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

During the quarterly period ended March 31, 2019, we were in the process of implementing a new company-wide enterprise resource planning (ERP) system that went live on April 29, 2019. This implementation did not have an impact on our internal controls over financial reporting during the quarterly period ended March 31, 2019.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  On May 25, 2017, our company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017.  On August 4, 2018, we reached an agreement in principle to settle these claims. The parties’ settlement agreement was granted preliminary approval by the court on January 30, 2019, with a hearing for final approval scheduled for May 31, 2019. If approved by the court, the settlement will be funded from our directors and officer’s liability insurance policy and will not have a material impact on our consolidated financial statements.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016. On May 24, 2017, the JPML granted our motion to stay proceedings in the case pending a U.S. Supreme Court ruling on the question of whether arbitration agreements like those signed by each of the named plaintiffs are enforceable. On May 21, 2018, the Supreme Court issued its opinion in Epic Systems Corp. v. Lewis and upheld enforceability of arbitration agreements containing class action waivers, like the ones the named plaintiffs signed in this matter. On March 1, 2019, a number of individual plaintiffs filed arbitration demands, and we expect to file our response to these arbitration demands in the second quarter of 2019. We intend to defend these cases vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Our company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On June 15, 2018, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” OEHHA submitted the proposed regulation to California’s Office of Administrative Law, and expects that the proposed regulation, if finalized, could be effective as early as July 2019. The joint defense group sought a stay of the lawsuit pending resolution of OEHHA’s rulemaking, and a temporary stay order was granted by the Court of Appeal of the State of California on October 12, 2018 and continued on January 31, 2019, until further order. We expect the court to extend the stay until after OEHHA’s rulemaking is completed.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended March 31, 2019.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 31, 2018 - January 27, 2019	837,532	$23.88	837,532	$126,752,000
January 28, 2019 - February 24, 2019	14,946	$22.99	14,946	$106,752,000
February 25, 2019 - March 31, 2019	4,038,288	$22.67	4,038,288	$106,408,000

(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2019.

Item 6. Exhibits.

Exhibit Number	Description

10.1	2019 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 6, 2019, among Sprouts Farmers Markets Holdings, LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (1)

31.1	Certification of Interim Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Co-Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2019, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 2, 2019	By:	/s/ Bradley S. Lukow
	Name:	Bradley S. Lukow
	Title:	Interim Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)