Form 10-Q
period 2019-06-30
Sprouts Farmers Market, Inc.
filed 2019-08-01
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

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

As of July 29, 2019, the registrant had 118,113,021 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$58,639	$1,588
Accounts receivable, net	13,170	40,564
Inventories	269,463	264,366
Prepaid expenses and other current assets	38,776	27,323
Total current assets	380,048	333,841
Property and equipment, net of accumulated depreciation	728,441	766,429
Operating lease assets	1,018,301	—
Intangible assets, net of accumulated amortization	185,485	194,803
Goodwill	368,078	368,078
Other assets	12,138	12,463
Total assets	$2,692,491	$1,675,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$331,299	$253,969
Accrued salaries and benefits	41,996	48,603
Current portion of capital and financing lease obligations	—	7,428
Current portion of operating lease liabilities	75,700	—
Current portion of finance lease liabilities	610	—
Total current liabilities	449,605	310,000
Long-term capital and financing lease obligations	—	119,642
Long-term operating lease liabilities	1,078,513	—
Long-term debt and finance lease liabilities	526,861	453,000
Other long-term liabilities	40,601	153,377
Deferred income tax liability	65,262	50,399
Total liabilities	2,160,842	1,086,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 118,113,021 shares issued and outstanding, June 30, 2019; 124,975,691 shares issued and outstanding, December 30, 2018	118	124
Additional paid-in capital	665,454	657,140
Accumulated other comprehensive income (loss)	(4,579)	1,134
Accumulated deficit	(129,344)	(69,202)
Total stockholders’ equity	531,649	589,196
Total liabilities and stockholders’ equity	$2,692,491	$1,675,614

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2019	July 1, 2018 (1)	June 30, 2019	July 1, 2018 (1)
Net sales	$1,415,736	$1,321,693	$2,829,623	$2,608,889
Cost of sales	950,954	883,212	1,880,492	1,725,799
Gross profit	464,782	438,481	949,131	883,090
Selling, general and administrative expenses	383,116	350,413	757,942	689,187
Depreciation and amortization (exclusive of depreciation included in cost of sales)	29,565	26,341	59,024	52,486
Store closure and other costs	769	26	1,277	36
Income from operations	51,332	61,701	130,888	141,381
Interest expense, net	(5,438)	(6,544)	(10,440)	(12,609)
Other income	—	117	—	325
Income before income taxes	45,894	55,274	120,448	129,097
Income tax provision	(10,551)	(13,565)	(28,713)	(20,764)
Net income	$35,343	$41,709	$91,735	$108,333
Net income per share:
Basic	$0.30	$0.32	$0.76	$0.83
Diluted	$0.30	$0.32	$0.76	$0.82
Weighted average shares outstanding:
Basic	118,251	129,423	120,754	130,924
Diluted	118,436	130,012	121,231	131,949

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$35,343	$41,709	$91,735	$108,333

Other comprehensive income, net of tax
Unrealized gain/(loss) on cash flow hedging activities, net of income tax of ($1,071), $404, ($1,976), and $1,552	(3,097)	1,166	(5,713)	4,486
Total other comprehensive income (loss)	$(3,097)	1,166	$(5,713)	4,486

Comprehensive income	$32,246	$42,875	$86,022	$112,819

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended June 30, 2019

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at March 31, 2019	120,239,636	$120	$661,254	$(103,371)	$(1,482)	$556,521
Net income				35,343		35,343
Other comprehensive loss					(3,097)	(3,097)
Issuance of shares under stock plans	194,747	—	2,459			2,459
Repurchase and retirement of common stock	(2,412,112)	(2)	—	(51,423)	—	(51,425)
Share-based compensation	—	—	1,741	—	—	1,741
Adjustment to the impact of adoption of ASC 842 related to leases				(9,893)		(9,893)
Balances at June 30, 2019	118,022,271	$118	$665,454	$(129,344)	$(4,579)	531,649

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income				91,735		91,735
Other comprehensive loss					(5,713)	(5,713)
Issuance of shares under stock plans	743,959	1	4,123			4,124
Repurchase and retirement of common stock	(7,302,878)	(7)	—	(163,303)	—	(163,310)
Share-based compensation	—	—	4,191	—	—	4,191
Impact of adoption of ASC 842 related to leases				11,426		11,426
Balances at June 30, 2019	118,022,271	$118	$665,454	$(129,344)	$(4,579)	531,649

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended July 1, 2018

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at April 1, 2018	131,413,194	$131	$631,631	$14,185	$2,536	$648,483
Net income	—	—	—	41,709	—	41,709
Other comprehensive income	—	—	—	—	1,166	1,166
Issuance of shares under stock plans	106,219	—	152	—	—	152
Repurchase and retirement of common stock	(4,363,162)	(5)	—	(94,995)	—	(95,000)
Share-based compensation	—	—	4,662	—	—	4,662
Balances at July 1, 2018	127,156,251	$126	$636,445	$(39,101)	$3,702	$601,172

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694
Net income	—	—	—	108,333	—	108,333
Other comprehensive income	—	—	—	—	4,486	4,486
Issuance of shares under stock plans	2,398,730	2	7,027	—	—	7,029
Repurchase and retirement of common stock	(7,692,571)	(8)	—	(177,992)	—	(178,000)
Share-based compensation	—	—	8,630	—	—	8,630
Balances at July 1, 2018	127,156,251	$126	$636,445	$(39,101)	$3,702	$601,172

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities
Net income	$91,735	$108,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60,211	53,829
Operating lease asset amortization	40,477	—
Store closure and other costs	824	—
Share-based compensation	4,191	8,630
Deferred income taxes	10,691	17,550
Other non-cash items	32	900
Changes in operating assets and liabilities:
Accounts receivable	20,378	(2,954)
Inventories	(5,096)	(21,022)
Prepaid expenses and other current assets	(9,644)	(1,312)
Other assets	(451)	(6,745)
Accounts payable and other accrued liabilities	86,007	10,379
Accrued salaries and benefits	(6,288)	(7,154)
Operating lease liabilities	(40,297)	—
Other long-term liabilities	(3,585)	10,674
Cash flows from operating activities	249,185	171,108
Cash flows from investing activities
Purchases of property and equipment	(93,414)	(103,935)
Cash flows used in investing activities	(93,414)	(103,935)
Cash flows from financing activities
Proceeds from revolving credit facilities	122,860	140,000
Payments on revolving credit facilities	(60,860)	(30,000)
Payments on capital and financing lease obligations	—	(2,135)
Payments on finance lease liabilities	(325)	—
Payments of deferred financing costs	—	(2,131)
Cash from landlords related to capital and financing lease obligations	—	2,113
Repurchase of common stock	(163,310)	(178,000)
Proceeds from exercise of stock options	4,118	6,734
Other	(319)	(59)
Cash flows used in financing activities	(97,836)	(63,478)
Increase in cash, cash equivalents, and restricted cash	57,935	3,695
Cash, cash equivalents, and restricted cash at beginning of the period	2,248	19,479
Cash, cash equivalents, and restricted cash at the end of the period	$60,183	$23,174

Supplemental disclosure of cash flow information
Cash paid for interest	$10,805	$12,292
Cash paid for income taxes	25,716	12,291

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$28,094	$27,959
Property acquired through capital and financing lease obligations (ASC 840)	n/a	7,452

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

The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

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

The Company made this voluntary change in accounting policy in order to better reflect the direct costs of acquiring products and making them available to its customers in cost of sales. Store occupancy costs and buying costs, which are largely sales and marketing driven, are more appropriately reflected in SG&A. The new presentation of operating expenses now largely disaggregates cash from non-cash operating expenses, which the Company believes provides better information to its financial statement users. The Company believes these changes are preferable because they enhance the comparability of its financial statements with those of many of its industry peers and align with how the Company internally manages and reviews costs and margin. These changes in presentation have been retrospectively applied to all prior periods. Refer to the table below for the impact to the thirteen and twenty-six weeks ended July 1, 2018, as currently presented:

	Thirteen weeks ended July 1, 2018
	Unadjusted	Change in Accounting Principle	As Adjusted
Cost of sales	$941,281	$(58,069)	$883,212
Gross profit	380,412	58,069	438,481
Direct store expenses	272,973	(272,973)	—
Selling, general and administrative expenses	43,437	306,976	350,413
Depreciation and amortization (exclusive of depreciation included in cost of sales)	—	26,341	26,341
Store pre-opening costs	2,275	(2,275)	—

	Twenty-six weeks ended July 1, 2018
	Unadjusted	Change in Accounting Principle	As Adjusted
Cost of sales	$1,841,425	$(115,626)	$1,725,799
Gross profit	767,464	115,626	883,090
Direct store expenses	535,568	(535,568)	—
Selling, general and administrative expenses	84,884	604,303	689,187
Depreciation and amortization (exclusive of depreciation included in cost of sales)	—	52,486	52,486
Store pre-opening costs	5,595	(5,595)	—

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of the June 30, 2019. The Company had a net gift card liability balance of $8.6 million as of June 30, 2019 and $14.6 million as of December 30, 2018. The Company recognized $1.9 million and $7.3 million in gift card revenue during the thirteen and twenty-six weeks ended June 30, 2019, respectively.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as health and welfare restricted funds of approximately $1.5 million and $0.7 million as of June 30, 2019 and December 30, 2018, respectively. These balances are included in Prepaid expenses and other current assets in the consolidated balance sheets.

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

The adoption of the standard resulted in the recognition of operating lease assets and liabilities of approximately $1.0 billion and $1.1 billion, respectively, as of December 31, 2018, including recognition of operating lease assets and liabilities for certain third-party operated distribution center locations. Included in the measurement of the new lease assets and liabilities is the reclassification of balances historically recorded as deferred rent and unfavorable and favorable leasehold interests.  Additionally, the Company initially recognized a cumulative effect adjustment, which increased retained earnings by $21 million, net of tax. This adjustment was driven by the derecognition of approximately $114 million of lease obligations and $93 million of net assets related to leases that had been classified as financing lease obligations under the former failed-sale leaseback guidance, and are now classified as operating leases as of the transition date. During the thirteen weeks ended June 30, 2019, the Company reduced the initial cumulative effect adjustment recorded to retained earnings by $9.9 million, net of tax, to correct for an immaterial adjustment related to the adoption impact of certain tenant incentives, with a corresponding decrease to operating lease assets of $13.1 million and deferred tax liabilities of $3.2 million.

This reclassification also resulted in the recognition of rent expense beginning December 31, 2018, which was previously reported as interest expense under the former failed sale-leaseback guidance. Lastly, the adoption of this standard resulted in a change in naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases. The adoption of this standard did not have any impact on the Company’s liquidity or cash flows.

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

No other new accounting pronouncements issued or effective during the thirteen weeks ended June 30, 2019 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 30, 2018:

June 30, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$515,000	$—	$515,000
Interest rate swap liability	—	6,156	—	6,156
Total liabilities	$—	$521,156	$—	$521,156

Interest rate swap asset	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

December 30, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$453,000	$—	$453,000
Total liabilities	$—	$453,000	$—	$453,000

Interest rate swap asset	$—	$1,522	$—	$1,522
Total assets	$—	$1,522	$—	$1,522

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and other accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of June 30, 2019 and December 30, 2018.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	June 30, 2019	December 30, 2018
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$515,000	$453,000
Finance lease liabilities (see Note 5)	Various	n/a	11,861	—
Long-term debt and finance lease liabilities			$526,861	$453,000

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of June 30, 2019.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $26.9 million have been issued as of June 30, 2019, primarily to support the Company’s insurance programs.

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

The interest rate on approximately 49% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 11, “Derivative Financial Instruments”).

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

During the thirteen and twenty-six weeks ended June 30, 2019 the Company borrowed an additional $33.2 million and $122.9 million, respectively, primarily for share repurchases. During the same periods, the Company made principal payments totaling $18.2 million and $60.9 million, respectively; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $515.0 million as of June 30, 2019. During fiscal year 2018, the Company borrowed $233.0 million to be used in connection with the Company’s share repurchase programs (see Note 9, “Stockholders’ Equity”) and made a total of $128.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $453.0 million at December 30, 2018.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of June 30, 2019.

Former Credit Facility

On April 17, 2015, Intermediate Holdings, as borrower, entered into the Former Credit Facility that provided for a revolving credit facility with an initial aggregate commitment of $450.0 million, subject to an expansion feature set forth therein. The Former Credit Facility also provided for a letter of credit sub-facility and a $15.0 million swingline facility.

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

ASC 842 Disclosures

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost for the twenty-six weeks ended June 30, 2019 were as follows:

		Twenty-six weeks ended
	Classification	June 30, 2019
Operating lease cost	Selling, general and administrative expenses (1)	$86,114
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	484
Interest on lease liabilities	Interest expense	507
Variable lease cost	Selling, general and administrative expenses (1)	25,798
Sublease income	Selling, general and administrative expenses	(496)
Total net lease cost		$112,407
(1)	Supply chain-related amounts of $4.3 million of total net lease cost are included in cost of sales.

Supplemental balance sheet information related to leases was as follows:

		As of
	Classification	June 30, 2019
Assets
Operating	Operating lease assets	$1,018,301
Finance	Property and equipment, net	10,667
Total lease assets		$1,028,968
Liabilities
Current
Operating	Current portion of operating lease liabilities	$75,700
Finance	Current portion of finance lease liabilities	610
Noncurrent
Operating	Long-term operating lease liabilities	1,078,513
Finance	Long-term debt and finance lease liabilities	11,861
Total lease liabilities		$1,166,684

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2019
Weighted average remaining lease term (years)
Operating leases	10.3
Finance leases	11.2
Weighted average discount rate
Operating leases	7.5%
Finance leases	8.3%

Supplemental cash flow and other information related to leases was as follows:

Twenty-six weeks ended
June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$77,174
Operating cash flows for finance leases	507

Lease assets obtained in exchange for lease liabilities:
Finance leases	—
Operating leases	108,514

Maturities of lease liabilities:

	Operating Leases (1)	Finance Leases	Total
2019	$67,692	$789	$68,481
2020	200,770	1,724	202,494
2021	182,641	1,591	184,232
2022	173,303	1,671	174,974
2023	151,706	1,556	153,262
2024	152,068	1,734	153,802
Thereafter	773,892	10,466	784,358
Total lease payments	1,702,072	19,531	1,721,603
Less: Imputed interest	(547,859)	(7,060)	(554,919)
Total lease liabilities	1,154,213	12,471	1,166,684
Less: Current portion	(75,700)	(610)	(76,310)
Long-term lease liabilities	$1,078,513	$11,861	$1,090,374

(1)

Operating lease payment include $79.5 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $266.5 million of legally binding minimum lease payments for leases executed but not yet commenced.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Income Taxes

The Company’s effective tax rate decreased to 23.0% for the thirteen weeks ended June 30, 2019 compared to 24.5% for the thirteen weeks ended July 1, 2018. The decrease was primarily due to an increase in federal tax credits and enhanced deductions associated with the charitable donations of inventory food items.

The Company’s effective tax rate increased to 23.8% for the twenty-six weeks ended June 30, 2019 compared to 16.1% for the twenty-six weeks ended July 1, 2018. The lower effective tax rate for the period ended on July 1, 2018, was driven primarily from the exercise of expiring pre-IPO options.  Excess tax benefits associated with share-based payment awards are recognized as income tax expense or benefit in the statements of income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefits resulting from excess tax benefits of share-based payment awards were $0.4 million and $11.4 million for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.

7. Related-Party Transactions

A former member of the Company’s board of directors was an investor in a company that is a supplier of coffee to the Company for resale. During the thirteen and twenty-six weeks ended June 30, 2019, there were no purchases from this supplier. During the thirteen and twenty-six weeks ended July 1, 2018, there were $0.3 million and $2.6 million respectively, in purchases from this supplier. As of June 30, 2019, and December 30, 2018, there were no balances in accounts payable to this vendor. Effective January 1, 2019, this director no longer held an ownership interest in the supplier, and effective June 20, 2019, this director resigned from the Company’s board of directors.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017. On May 25, 2017, the Company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017. On August 4, 2018, the Company reached an agreement in principle to settle these claims.  The parties’ settlement agreement was approved by the court on May 31, 2019 and the complaint was subsequently dismissed. The settlement was funded from the Company’s directors and officers liability insurance policy and did not have a material impact on the Company’s consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of June 30, 2019.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$295,017	$54,983

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Number of common shares acquired	2,412,112	4,363,162	7,302,878	7,692,571
Average price per common share acquired	$21.32	$21.77	$22.36	$23.14
Total cost of common shares acquired	$51,425	$95,000	$163,310	$178,000

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic net income per share:
Net income	$35,343	$41,709	$91,735	$108,333
Weighted average shares outstanding	118,251	129,423	120,754	130,924
Basic net income per share	$0.30	$0.32	$0.76	$0.83
Diluted net income per share:
Net income	$35,343	$41,709	$91,735	$108,333
Weighted average shares outstanding - basic	118,251	129,423	120,754	130,924
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	65	314	105	561
RSUs	40	68	185	179
RSAs	20	73	68	145
PSAs	60	134	119	140
Weighted average shares and equivalent shares outstanding	118,436	130,012	121,231	131,949
Diluted net income per share	$0.30	$0.32	$0.76	$0.82

For the thirteen weeks ended June 30, 2019, the computation of diluted net income per share does not include 0.7 million options, 0.4 million RSUs and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended July 1, 2018, the computation of diluted net income per share does not include 1.1 million options, and 0.4 million RSUs as those awards would have been antidilutive.

For the twenty-six weeks ended June 30, 2019, the computation of diluted net income per share does not include 0.6 million options and 0.3 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended July 1, 2018, the computation of diluted net income per share does not include 1.1 million options and 0.1 million PSAs as those awards would have antidilutive or were performance awards with performance conditions not yet deemed met.

11. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consists of four cash flow hedges. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the four outstanding swaps was $250.0 million at June 30, 2019 and December 30, 2018, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2019 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of June 30, 2019		As of December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current assets	—	Other current assets	$944
Interest rate swaps	Accrued liabilities	159	Other assets	578
Interest rate swaps	Other long-term liabilities	5,997	Other long-term liabilities	—

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statements of income. The following table summarizes these gains and losses classified on the consolidated statements of income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Consolidated Statements of Income Classification
Interest expense (income), net	$(192)	$71	$(405)	$(61)

12. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the twenty-six weeks ended June 30, 2019 and July 1, 2018.

Cash Flow Hedges
Balance at December 31, 2017	$(784)
Other comprehensive income (loss), net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $1,552	4,486
Total other comprehensive income	4,486
Balance at July 1, 2018	$3,702

Balance at December 30, 2018	1,134
Other comprehensive income, net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($1,976)	(5,713)
Total other comprehensive income (loss)	(5,713)
Balance at June 30, 2019	$(4,579)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended June 30, 2019 and July 1, 2018).

	Thirteen weeks ended
	June 30, 2019		July 1, 2018
Perishables	$827,470	58.4%	$773,332	58.5%
Non-Perishables	588,266	41.6%	548,361	41.5%
Net Sales	$1,415,736	100.0%	$1,321,693	100.0%

	Twenty-six weeks ended
	June 30, 2019		July 1, 2018
Perishables	$1,634,533	57.8%	$1,505,935	57.7%
Non-Perishables	1,195,090	42.2%	1,102,954	42.3%
Net Sales	$2,829,623	100.0%	$2,608,889	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

14. Share-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the 2011 Option Plan (as defined below) (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. Awards granted under these plans include restricted stock units (“RSUs”), performance share awards (“PSAs”), and restricted stock awards (“RSAs”).  On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

Awards Granted

During the twenty-six weeks ended June 30, 2019, the Company granted the following share-based compensation awards, under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 2019	386,115	95,768	53,866
May 2019	45,682	2,999
June 2019	177,975	75,000
Total	609,772	173,767	53,866
Weighted-average grant date fair value	$21.71	$21.16	$7.63
Weighted-average exercise price	—	—	$23.12

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of June 30, 2019, there were 1,843,352 stock awards outstanding and 5,667,179 shares remaining available for issuance under the 2013 Incentive Plan

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of June 30, 2019, there were 50,000 options outstanding under the 2011 Option Plan.

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

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and will vest 50% on the third anniversary of the grant date (March 2020). During the twenty-six weeks ended June 30, 2019, 106,360 of the 2017 PSAs were vested.

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

PSAs granted in 2019 are subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest in March 2022.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years.

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Share-based compensation expense before income taxes	$1,741	$4,662	$4,191	$8,630
Income tax benefit	(374)	(1,198)	(950)	(2,218)
Net share-based compensation expense	$1,367	$3,464	$3,241	$6,412

The following share-based awards were outstanding as of June 30, 2019 and July 1, 2018:

	As of
	June 30, 2019	July 1, 2018
	(in thousands)
Options
Vested	720	2,588
Unvested	64	101
RSUs	826	704
PSAs	228	383
RSAs	55	192

As of June 30, 2019, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$430	2.6
RSUs	16,018	2.2
PSAs	3,496	2.2
RSAs	674	0.7
Total unrecognized compensation expense at June 30, 2019	$20,618

During the twenty-six weeks ended June 30, 2019 and July 1, 2018, the Company received $4.1 million and $6.7 million, respectively, in cash proceeds from the exercise of options.

15. Subsequent Events

On August 1, 2019, the Company entered into an agreement with its President and Chief Operating Officer providing for his transition to the role of Senior Advisor through March 31, 2020. The Company expects to recognize approximately $2.0 million in compensation expense related to this arrangement during the third quarter of fiscal year 2019.

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

Business Overview

Sprouts Farmers Market operates healthy grocery stores that specialize in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 326 stores in 21 states as of June 30, 2019, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of July 29, 2019, we have grown to 331 stores in 21 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through June 30, 2019, we have continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We expect to open approximately 30 new stores per year for the near term, and in 2019, we have opened 18 new stores through July 29, 2019.

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

Results of Operations for Thirteen Weeks Ended June 30, 2019 and July 1, 2018

The following tables set forth our unaudited results of operations and other operating data for the periods presented. As of December 31, 2018, we adopted the Accounting Standards Update (ASU) 2016-02: Leases (Topic 842) (the “new lease standard”). This adoption did not require us to recast prior periods; however, we recognized a cumulative effect adjustment, which decreased retained earnings by $9.9 million, net of tax. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	June 30, 2019	July 1, 2018 (1)
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,415,736	$1,321,693
Cost of sales	950,954	883,212
Gross profit	464,782	438,481
Selling, general and administrative expenses	383,116	350,413
Depreciation and amortization (exclusive of depreciation included in cost of sales)	29,565	26,341
Store closure and other costs	769	26
Income from operations	51,332	61,701
Interest expense, net	(5,438)	(6,544)
Other income	—	117
Income before income taxes	45,894	55,274
Income tax provision	(10,551)	(13,565)
Net income	$35,343	$41,709

Weighted average shares outstanding	118,251	129,423
Diluted effect of equity-based awards	185	589
Weighted average shares and equivalent shares outstanding	118,436	130,012
Diluted net income per share	$0.30	$0.32

	Thirteen weeks ended
	June 30, 2019	July 1, 2018
Other Operating Data:
Comparable store sales growth	0.1%	2.0%
Stores at beginning of period	321	294
Closed	(1)	—
Opened	6	7
Stores at end of period	326	301

(1)

Effective in the fourth quarter of fiscal year 2018, we made a voluntary change in accounting principle to change the classification of certain expenses on our consolidated statements of income. The change was applied retrospectively to all periods presented. See Note 2, “Summary of Significant Accounting Policies” for further information.

Comparison of Thirteen Weeks Ended June 30, 2019 to Thirteen Weeks Ended

July 1, 2018

Net sales

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Net sales	$1,415,736	$1,321,693	$94,043	7%
Comparable store sales growth	0.1%	2.0%

Net sales during the thirteen weeks ended June 30, 2019 totaled $1.4 billion, an increase of 7% over the same period of the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 0.1% increase in comparable store sales. Comparable stores contributed approximately 92% of total sales for the thirteen weeks ended June 30, 2019 and approximately 88% for the same period of the prior fiscal year.

Cost of sales and gross profit

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Net sales	$1,415,736	$1,321,693	$94,043	7%
Cost of sales	950,954	883,212	67,742	8%
Gross profit	464,782	438,481	26,301	6%
Gross margin	32.8%	33.2%	(0.4)%

Gross profit totaled $464.8 million during the thirteen weeks ended June 30, 2019, an increase of $26.3 million compared to the thirteen weeks ended July 1, 2018, primarily driven by increased sales volume and strong performance in new stores opened. Gross margin decreased to 32.8%, or 0.4% compared to the thirteen weeks ended July 1, 2018, primarily driven by product cost inflation that was not fully reflected in retail pricing due to the competitive landscape, and slightly higher distribution and transportation costs.

Selling, general and administrative expenses

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Selling, general and administrative expenses	$383,116	$350,413	$32,703	9%
Percentage of net sales	27.1%	26.5%	0.6%

Selling, general and administrative expenses increased $32.7 million, or 9%, compared to the thirteen weeks ended July 1, 2018. The increase is primarily related to the new stores which have opened since the same period of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased primarily due to higher occupancy costs related to the adoption of the new lease accounting standard that went into effect at the beginning of fiscal year 2019, along with credit card interchange fees and increased costs associated with the expansion of the Company’s home delivery program.

Depreciation and amortization

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Depreciation and amortization	$29,565	$26,341	$3,224	12%
Percentage of net sales	2.1%	2.0%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $3.2 million primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Store closure and other costs	$769	$26	$743	n/m
Percentage of net sales	n/m	n/m	n/m

Store closure and other costs during the thirteen weeks ended June 30, 2019 of $0.8 million primarily represents charges associated with a planned store closure and relocation of another store upon expiration of both leases during the second quarter of 2019.

Interest expense

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Long-term debt	$5,225	$3,613	$1,612	45%
Capital and financing leases	252	2,685	(2,433)	(91)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	(180)	105	(285)	(271)%
Total interest expense, net	$5,438	$6,544	$(1,106)	(17)%

The decrease in interest expense is due to the reclassification of previously reported financing leases to operating leases in connection with the adoption of the new lease accounting standard that went into effect at the beginning of 2019, partially offset by the higher average balance outstanding under the Amended and Restated Credit Agreement to fund the Company’s share repurchase program.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	June 30, 2019	July 1, 2018
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	4.6%
Excess tax benefits from share-based payments	(0.4)%	(0.4)%
Other, net	(2.6)%	(0.7)%
Effective tax rate	23.0%	24.5%

The effective tax rate decreased to 23.0% in the second quarter of 2019 from 24.5% in the same period last year. This decrease was primarily due to an increase in federal tax credits and enhanced deductions associated with the Company’s food donation program.

Net income

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Net income	$35,343	$41,709	$(6,366)	(15)%
Percentage of net sales	2.5%	3.2%	(0.7)%

Net income decreased $6.3 million primarily due to lower gross margin combined with higher occupancy costs related to the adoption of the new lease standard that went into effect at the beginning of 2019.

Diluted earnings per share

	Thirteen weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Diluted earnings per share	$0.30	$0.32	$(0.02)	(6)%
Diluted weighted average shares outstanding	118,436	130,012	(11,576)

The decrease in diluted earnings per share of $0.02 was driven by lower net income, partially offset by fewer diluted shares outstanding compared to the prior year, due primarily to our share repurchase program.

Results of Operations for Twenty-six Weeks Ended June 30, 2019 and July 1, 2018

The following tables set forth our unaudited results of operations and other operating data for the periods presented. As of December 31, 2018, we adopted the new lease standard. This adoption did not require us to recast prior periods; however, we recognized a cumulative effect adjustment, which increased retained earnings by $11.4 million, net of tax. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018 (1)
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,829,623	$2,608,889
Cost of sales	1,880,492	1,725,799
Gross profit	949,131	883,090
Selling, general and administrative expenses	757,942	689,187
Depreciation and amortization (exclusive of depreciation included in cost of sales)	59,024	52,486
Store closure and other costs	1,277	36
Income from operations	130,888	141,381
Interest expense, net	(10,440)	(12,609)
Other income	—	325
Income before income taxes	120,448	129,097
Income tax provision	(28,713)	(20,764)
Net income	$91,735	$108,333
Net income per share:
Basic	$0.76	$0.83
Diluted	$0.76	$0.82
Weighted average shares outstanding:
Basic	120,754	130,924
Diluted	121,231	131,949

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018
Other Operating Data:
Comparable store sales growth	0.8%	2.3%
Stores at beginning of period	313	285
Closed	(1)	—
Opened	14	16
Stores at end of period	326	301

(1)

Effective in the fourth quarter of fiscal year 2018, we made a voluntary change in accounting principle to change the classification of certain expenses on our consolidated statements of income. The change was applied retrospectively to all periods presented. See Note 2, “Summary of Significant Accounting Policies” for further information.

Comparison of Twenty-six weeks ended June 30, 2019 to Twenty-six weeks ended

July 1, 2018

Net sales

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Net sales	$2,829,623	$2,608,889	$220,734	8%
Comparable store sales growth	0.8%	2.3%

Net sales during the twenty-six weeks ended June 30, 2019 totaled $2.8 billion, an increase of 8% over the same period of the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 0.8% increase in comparable store sales. Comparable stores contributed approximately 91% of total sales for the twenty-six weeks ended June 30, 2019 and approximately 88% for the same period of the prior fiscal year.

Cost of sales and gross profit

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Net sales	$2,829,623	$2,608,889	$220,734	8%
Cost of sales, buying and occupancy	1,880,492	1,725,799	154,693	9%
Gross profit	949,131	883,090	66,041	7%
Gross margin	33.5%	33.9%	(0.4)%

Gross profit totaled $949.1 million during the twenty-six weeks ended June 30, 2019, an increase of $66.0 million compared to the twenty-six weeks ended July 1, 2018, primarily driven by increased sales volume and strong performance in new stores opened. Gross margin decreased to 33.5%, or 0.4% compared to the twenty-six weeks ended July 1, 2018, primarily driven by cost inflation that was not fully reflected in retail pricing due to the competitive landscape, as well as promotional activity and higher distribution and transportation costs at the Company’s distribution centers.

Selling, general and administrative expenses

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Selling, general and administrative expenses	$757,942	$689,187	$68,755	10%
Percentage of net sales	26.8%	26.4%	0.4%

Selling, general and administrative expenses increased $68.8 million, or 10%, compared to the twenty-six weeks ended July 1, 2018. The increase is primarily related to the new stores which have opened since the same period of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased primarily due to higher occupancy costs related to the adoption of the new lease standard that went into effect at the beginning of fiscal year 2019, along with the rollout of planned investments in team member wages, benefits and training beginning in the second quarter of fiscal 2018 as well as increased interchange fees and higher costs associated with the expansion of the Company’s home delivery program. These increased costs were partially offset by lower payroll taxes for California team members.

Depreciation and amortization

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Depreciation and amortization	$59,024	$52,486	$6,538	12%
Percentage of net sales	2.1%	2.0%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $6.5 million primarily related to new store growth as well as remodel initiatives in older vintages.

Store closure and other costs

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Store closure and other costs	$1,277	$36	$1,241	3447%
Percentage of net sales	n/m	n/m	n/m

Store closure and other costs during the twenty-six weeks ended June 30, 2019 of $1.3 million primarily represents charges associated with a planned store closure and relocation of another store upon expiration of both leases during the second quarter of 2019.

Interest expense

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Long-term debt	$9,727	$6,183	$3,544	57%
Capital and financing leases	507	5,725	(5,218)	(91)%
Deferred financing costs	282	517	(235)	(45)%
Interest rate hedge and other	(76)	184	(260)	(141)%
Total Interest Expense	$10,440	$12,609	$(2,169)	(17)%

The decrease in interest expense is due to the reclassification of previously reported financing leases to operating leases in connection with the adoption of the new lease standard that went into effect at the beginning of 2019, partially offset by the higher average balance outstanding under the Amended and Restated Credit Agreement to fund the Company’s share repurchase program.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018
Federal statutory rate	21.0%	21.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	4.6%
Excess tax benefits from share based payments	(0.3)%	(8.8)%
Other, net	(1.9)%	(0.7)%
Effective tax rate	23.8%	16.1%

The effective tax rate increased to 23.8% for the twenty-six weeks ended 2019 from 16.1% in the same period last year. This increase was primarily due to the prior year excess tax benefits for share-based compensation associated with the exercise of expiring pre-IPO options in the first half of fiscal year 2018.

Net income

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Net income	$91,735	$108,333	$(16,598)	(15)%
Percentage of net sales	3.2%	4.2%	(1.0)%

Net income decreased $16.6 million primarily due to higher occupancy costs related to the adoption of the new lease standard that went into effect at the beginning of 2019, as well as cycling a lower effective tax rate in 2018.

Diluted earnings per share

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018	Change	% Change
Diluted earnings per share	$0.76	$0.82	$(0.06)	-7%
Diluted weighted average shares outstanding	121,231	131,949	(10,718)

The decrease in diluted earnings per share of $0.06 was driven by lower net income, partially offset by fewer diluted shares outstanding compared to the prior year, due to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	June 30, 2019	July 1, 2018
	(dollars in thousands)
Net Income (1)	$141,937	$179,517
Income Tax Adjustment for Tax Act (2)	(2,573)	(18,693)
Special items, net of tax (3)	11,950	—
Interest expense, net of tax (4)	19,248	18,494
Net operating profit after tax (NOPAT)	$170,562	$179,318

Total rent expense, net of tax (4)	115,455	99,246
Estimated depreciation on operating leases, net of tax (4)	(46,552)	(43,668)
Estimated interest on operating leases, net of tax (4) (5) (6)	68,903	55,578
NOPAT, including effect of operating leases	$239,465	$234,896

Average working capital	31,965	12,820
Average property and equipment	750,214	719,968
Average other assets	572,685	572,645
Average other liabilities	(167,451)	(180,038)
Average invested capital	$1,187,413	$1,125,395

Average operating leases (7)	1,154,213	1,028,071
Average invested capital, including operating leases	$2,341,626	$2,153,466

ROIC	14.4%	15.9%
ROIC, including operating leases	10.2%	10.9%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)

$18.7 million income tax benefit related to the Tax Cuts and Job Act enacted in December 2017 and $2.6 million income tax benefit related to tax calculation method changes recognized in the third quarter of 2018.

(3)	Special items include $8.0 million (after-tax) related to store closures and $4.0 million (after-tax) related to executive severance.
(4)	Net of tax amounts are calculated using the effective tax rate for the periods presented.
(5)

2019 interest on operating leases represents the add back to operating income driven by hypothetical interest expense we would incur if the property under our operating leases were accounted for as financing leases. Estimated interest is calculated by multiplying operating leases by the 7.5 percent discount rate for each lease recorded as rent expense.

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Twenty-six weeks ended
	June 30, 2019	July 1, 2018
Cash, cash equivalents and restricted cash at end of period	$60,183	$23,174
Cash flows from operating activities	$249,185	$171,108
Cash flows used in investing activities	$(93,414)	$(103,935)
Cash flows used in financing activities	$(97,836)	$(63,478)

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

Operating Activities

Cash flows from operating activities increased $78.1 million to $249.2 million for the twenty-six weeks ended June 30, 2019 compared to $171.1 million for the twenty-six weeks ended July 1, 2018. The increase in cash flows from operating activities is primarily a result of changes in working capital.

Cash flows provided by/(used in) operating activities from changes in working capital was $85.4 million in the twenty-six weeks ended June 30, 2019 compared to ($22.1) million in the twenty-six weeks ended July 1, 2018, primarily driven by elevated accounts payable and accrual balances in the current period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $93.4 million and $103.9 million, for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.

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

Financing Activities

Cash flows used in financing activities were $97.8 million for the twenty-six weeks ended June 30, 2019 compared to $63.5 million for the twenty-six weeks ended July 1, 2018. During the twenty-six weeks ended June 30, 2019, cash flows used in financing activities primarily consisted of $163.3 million for stock repurchases, partially offset by $62.0 million of net borrowings on our credit facilities, and $4.1 million in proceeds from the exercise of stock options.

During the twenty-six weeks ended July 1, 2018, cash flows used in financing activities primarily consisted of $178.0 million for stock repurchases, partially offset by $110.0 million of net borrowings on our credit facilities, and $6.7 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $62.0 million to $515.0 million as of June 30, 2019, compared to December 30, 2018. The increase resulted primarily from net borrowings under our Amended and Restated Credit Agreement used to fund our share repurchase programs.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of June 30, 2019.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$295,017	$54,983

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

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Number of common shares acquired	2,412,112	4,363,162	7,302,878	7,692,571
Average price per common share acquired	$21.32	$21.77	$22.36	$23.14
Total cost of common shares acquired	$51,425	$95,000	$163,310	$178,000

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain capital leases for the rental of certain land and buildings and certain operating leases for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2036.

The following table summarizes our contractual obligations as of June 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	515,000	$—	$—	$515,000	$—
Interest payments on $700.0 million Credit Agreement (2)	79,523	13,233	40,724	25,566	—
Finance lease obligations (3)	19,540	1,586	3,204	3,412	11,338
Operating lease obligations (3)	1,916,348	188,743	396,650	355,937	975,018
Totals	$2,530,411	$203,562	$440,578	$899,915	$986,356

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

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of June 30, 2019 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for finance and operating lease obligations as of June 30, 2019. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.7 million for the period of less than one year, $2.8 million for years one to three, $2.3 million for years four to five, and $2.8 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and for which there have not been material changes since that filing through June 30, 2019.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and twenty-six weeks ended June 30, 2019, except as described in Note 5, “Leases” for the adoption of ASC 842. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $515 million principal outstanding under our Amended and Restated Credit Agreement as of June 30, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $5.2 million annually. We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the four outstanding swaps at June 30, 2019 and December 30, 2018 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $515 million principal outstanding under our Amended and Restated Credit Agreement as of June 30, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $2.7 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Interim Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As of April 29, 2019, the Company completed the implementation of a new enterprise resource planning (ERP) system which replaced the legacy financial systems.  Consequently, the control environment has been modified to incorporate the processes and controls associated with the new ERP system.  There were no other changes in the Company’s internal control over financial reporting during the period ended June 30, 2019.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purports to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint seeks damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. After removal to federal court, the plaintiff sought remand, which the court granted in March 2017.  On May 25, 2017, our company filed a Motion to Dismiss in the Superior Court for the State of Arizona, which the court granted in part and denied in part by order entered August 30, 2017. On August 4, 2018, we reached an agreement in principle to settle these claims.  The parties’ settlement agreement was approved by the court on May 31, 2019 and the complaint was subsequently dismissed. The settlement was funded from our directors and officers liability insurance policy and did not have a material impact on our consolidated financial statements.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. In June 2016, a motion was filed before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer and consolidate all four of the cases to the federal court in the District of Arizona. The JPML granted the motion on October 6, 2016. On May 24, 2017, the JPML granted our motion to stay proceedings in the case pending a U.S. Supreme Court ruling on the question of whether arbitration agreements like those signed by each of the named plaintiffs are enforceable. On May 21, 2018, the Supreme Court issued its opinion in Epic Systems Corp. v. Lewis and upheld enforceability of arbitration agreements containing class action waivers, like the ones the named plaintiffs signed in this matter. On March 1, 2019, a number of individual plaintiffs filed arbitration demands. On May 15, 2019, plaintiffs filed a second amended class action complaint in the District of Arizona. The second amended complaint alleges that certain subclasses of team members are not subject to our arbitration agreement and attempts to pursue those team members’ claims in federal court. We intend to defend both the federal class action and the arbitrations vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the cases.

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

Our company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On June 15, 2018, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” The proposed regulation was subsequently modified and resubmitted, and has been finalized with an effective date of October 1, 2019. The litigation was stayed by the Court of Appeal of the State of California on October 12, 2018 pending completion of the regulation. The stay was lifted on June 24, 2019.

On July 11, 2019, the trial court set a briefing schedule for the defendants to move to amend their answers to assert the regulation as a complete defense to CERT’s claims, and set a further status conference to determine the schedule for briefing that issue and CERT’s numerous challenges to the validity of the regulation. If the court determines that the regulation applies to this case, and rejects CERT’s challenges, the case will be dismissed. If the court determines that the regulation does not apply to this case, or upholds one or more of CERT’s challenges, then the court will set the case for trial of the remaining issues – civil penalties and injunctive relief.

At this stage of the proceedings, prior to a trial on the remedies issues, Sprouts is unable to predict or reasonably estimate the potential loss or effect on our company or our operations. Accordingly, no loss contingency was recorded for this matter. If the court determines that the regulation does not apply to this case, the trial court has discretion to impose zero penalties against our company or to impose significant statutory penalties. Significant labeling or warning requirements that could potentially be imposed by the trial court may increase our costs and adversely affect sales of our coffee products. Furthermore, a future appellate court decision could reverse the trial court rulings. The outcome and the financial impact of settlement or the trial or appellate court rulings of the case to our company, if any, cannot be predicted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended June 30, 2019.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2019 - April 28, 2019	2,412,112	$21.32	2,412,112	$54,983,000
April 29, 2019 - May 26, 2019	—	$—	—	$—
May 27, 2019 - June 30, 2019	—	$—	—	$—

(1)	Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2019.

Item 6. Exhibits.

Exhibit Number	Description

10.1	2019 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer

10.2	2019 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 1, 2019	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)