Form 10-Q
period 2019-09-29
Sprouts Farmers Market, Inc.
filed 2019-10-31
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

or

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

As of October 28, 2019, the registrant had 118,138,870 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2019

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$79,912	$1,588
Accounts receivable, net	14,212	40,564
Inventories	285,715	264,366
Prepaid expenses and other current assets	32,111	27,323
Total current assets	411,950	333,841
Property and equipment, net of accumulated depreciation	742,235	766,429
Operating lease assets	1,045,144	—
Intangible assets, net of accumulated amortization	185,440	194,803
Goodwill	368,078	368,078
Other assets	12,020	12,463
Total assets	$2,764,867	$1,675,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,893	$120,266
Accrued liabilities	158,010	133,703
Accrued salaries and benefits	44,229	48,603
Current portion of capital and financing lease obligations	—	7,428
Current portion of operating lease liabilities	84,356	—
Current portion of finance lease liabilities	628	—
Total current liabilities	472,116	310,000
Long-term capital and financing lease obligations	—	119,642
Long-term operating lease liabilities	1,107,872	—
Long-term debt and finance lease liabilities	526,699	453,000
Other long-term liabilities	43,932	153,377
Deferred income tax liability	54,327	50,399
Total liabilities	2,204,946	1,086,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 118,138,870 shares issued and outstanding, September 29, 2019; 124,975,691 shares issued and outstanding, December 30, 2018	118	124
Additional paid-in capital	668,522	657,140
Accumulated other comprehensive income (loss)	(5,635)	1,134
Accumulated deficit	(103,084)	(69,202)
Total stockholders’ equity	559,921	589,196
Total liabilities and stockholders’ equity	$2,764,867	$1,675,614

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018 (1)	September 29, 2019	September 30, 2018 (1)
Net sales	$1,440,222	$1,329,109	$4,269,844	$3,937,998
Cost of sales	963,497	885,693	2,843,989	2,611,492
Gross profit	476,725	443,416	1,425,855	1,326,506
Selling, general and administrative expenses	404,285	362,584	1,162,226	1,051,771
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,764	27,593	89,788	80,079
Store closure and other costs	2,119	461	3,396	497
Income from operations	39,557	52,778	170,445	194,159
Interest expense, net	(5,557)	(7,411)	(15,997)	(20,015)
Other income	—	—	—	320
Income before income taxes	34,000	45,367	154,448	174,464
Income tax provision	(7,740)	(7,867)	(36,453)	(28,631)
Net income	$26,260	$37,500	$117,995	$145,833
Net income per share:
Basic	$0.22	$0.30	$0.98	$1.13
Diluted	$0.22	$0.29	$0.98	$1.12
Weighted average shares outstanding:
Basic	118,029	126,855	119,846	129,572
Diluted	118,174	127,627	120,227	130,537

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$26,260	$37,500	$117,995	$145,833

Other comprehensive income, net of tax
Unrealized gain/(loss) on cash flow hedging activities, net of income tax of ($365), $299, ($2,341), and $1,851	(1,056)	865	(6,769)	5,351
Total other comprehensive income (loss)	$(1,056)	865	$(6,769)	5,351

Comprehensive income	$25,204	$38,365	$111,226	$151,184

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 29, 2019

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at June 30, 2019	118,022,271	$118	$665,454	$(129,344)	$(4,579)	$531,649
Net income	—	—	—	26,260	—	26,260
Other comprehensive loss	—	—	—	—	(1,056)	(1,056)
Issuance of shares under stock plans	25,849	—	358	—	—	358
Repurchase and retirement of common stock	—	—	—	—	—	—
Share-based compensation	—	—	2,710	—	—	2,710
Balances at September 29, 2019	118,048,120	$118	$668,522	$(103,084)	$(5,635)	559,921

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	117,995	—	117,995
Other comprehensive loss	—	—	—	—	(6,769)	(6,769)
Issuance of shares under stock plans	769,808	1	4,481	—	—	4,482
Repurchase and retirement of common stock	(7,302,878)	(7)	—	(163,303)	—	(163,310)
Share-based compensation	—	—	6,901	—	—	6,901
Impact of adoption of ASC 842 related to leases	—	—	—	11,426	—	11,426
Balances at September 29, 2019	118,048,120	$118	$668,522	$(103,084)	$(5,635)	559,921

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 30, 2018

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at July 1, 2018	127,156,251	$126	$636,445	$(39,101)	$3,702	$601,172
Net income		—	—	37,500	—	37,500
Other comprehensive income		—	—	—	865	865
Issuance of shares under stock plans	772,088	1	14,021	—	—	14,022
Repurchase and retirement of common stock	(719,004)	—	—	(15,307)	—	(15,307)
Share-based compensation	—	—	3,043	—	—	3,043
Balances at September 30, 2018	127,209,335	$127	$653,509	$(16,908)	$4,567	$641,295

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694
Net income	—	—	—	145,833	—	145,833
Other comprehensive income	—	—	—	—	5,351	5,351
Issuance of shares under stock plans	3,170,818	3	21,048	—	—	21,051
Repurchase and retirement of common stock	(8,411,575)	(8)	—	(193,299)	—	(193,307)
Share-based compensation	—	—	11,673	—	—	11,673
Balances at September 30, 2018	127,209,335	$127	$653,509	$(16,908)	$4,567	$641,295

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities
Net income	$117,995	$145,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	91,546	81,959
Operating lease asset amortization	62,251	—
Store closure and other costs	850	—
Share-based compensation	6,901	11,673
Deferred income taxes	(245)	29,773
Other non-cash items	(2,873)	1,281
Changes in operating assets and liabilities:
Accounts receivable	28,978	(10,299)
Inventories	(21,348)	(23,503)
Prepaid expenses and other current assets	(2,379)	(13,758)
Other assets	(762)	(3,945)
Accounts payable and other accrued liabilities	100,674	3,240
Accrued salaries and benefits	(4,054)	(2,130)
Operating lease liabilities	(52,209)	—
Other long-term liabilities	(2,013)	15,342
Cash flows from operating activities	323,312	235,466
Cash flows from investing activities
Purchases of property and equipment	(146,480)	(148,432)
Cash flows used in investing activities	(146,480)	(148,432)
Cash flows from financing activities
Proceeds from revolving credit facilities	187,405	180,000
Payments on revolving credit facilities	(125,405)	(93,000)
Payments on capital and financing lease obligations	—	(3,349)
Payments on finance lease liabilities	(536)	—
Payments of deferred financing costs	—	(2,131)
Cash from landlords related to capital and financing lease obligations	—	2,113
Repurchase of common stock	(163,310)	(193,307)
Proceeds from exercise of stock options	4,483	21,051
Other	(320)	(59)
Cash flows used in financing activities	(97,683)	(88,682)
Increase in cash, cash equivalents, and restricted cash	79,149	(1,648)
Cash, cash equivalents, and restricted cash at beginning of the period	2,248	19,479
Cash, cash equivalents, and restricted cash at the end of the period	$81,397	$17,831

Supplemental disclosure of cash flow information
Cash paid for interest	$15,212	$19,784
Cash paid for income taxes	32,115	15,177

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$18,396	$15,435
Property acquired through capital and financing lease obligations (ASC 840)	n/a	8,911

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

The Company made this voluntary change in accounting policy in order to better reflect the direct costs of acquiring products and making them available to its customers in cost of sales. Store occupancy costs and buying costs, which are largely sales and marketing driven, are more appropriately reflected in SG&A. The new presentation of operating expenses now largely disaggregates cash from non-cash operating expenses, which the Company believes provides better information to its financial statement users. The Company believes these changes are preferable because they enhance the comparability of its financial statements with those of many of its industry peers and align with how the Company internally manages and reviews costs and margin. These changes in presentation have been retrospectively applied to all prior periods. Refer to the table below for the impact to the thirteen and thirty-nine weeks ended September 30, 2018, as currently presented:

	Thirteen weeks ended September 30, 2018
	Unadjusted	Change in Accounting Principle	As Adjusted
Cost of sales	$946,742	$(61,049)	$885,693
Gross profit	382,367	61,049	443,416
Direct store expenses	281,365	(281,365)	—
Selling, general and administrative expenses	43,944	318,640	362,584
Depreciation and amortization (exclusive of depreciation included in cost of sales)	—	27,593	27,593
Store pre-opening costs	3,819	(3,819)	—

	Thirty-nine weeks ended September 30, 2018
	Unadjusted	Change in Accounting Principle	As Adjusted
Cost of sales	$2,788,167	$(176,675)	$2,611,492
Gross profit	1,149,831	176,675	1,326,506
Direct store expenses	816,933	(816,933)	—
Selling, general and administrative expenses	128,828	922,943	1,051,771
Depreciation and amortization (exclusive of depreciation included in cost of sales)	—	80,079	80,079
Store pre-opening costs	9,414	(9,414)	—

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of September 29, 2019. The Company had a net gift card liability balance of $7.5 million as of September 29, 2019 and $14.6 million as of December 30, 2018. The Company recognized $1.4 million and $9.6 million in gift card revenue from this liability during the thirteen and thirty-nine weeks ended September 29, 2019, respectively.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as health and welfare restricted funds of approximately $1.5 million and $0.7 million as of September 29, 2019 and December 30, 2018, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

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

The adoption of the standard resulted in the recognition of operating lease assets and liabilities of approximately $1.0 billion and $1.1 billion, respectively, as of December 31, 2018, including recognition of operating lease assets and liabilities for certain third-party operated distribution center locations. Included in the measurement of the new lease assets and liabilities is the reclassification of balances historically recorded as deferred rent and unfavorable and favorable leasehold interests.  Additionally, the Company recognized a cumulative effect adjustment, which increased retained earnings by $11.4 million, net of tax. This adjustment was driven by the derecognition of approximately $114.0 million of lease obligations and $102.6 million of net assets related to leases that had been classified as financing lease obligations under the former failed-sale leaseback guidance, and are now classified as operating leases as of the transition date.

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

No other new accounting pronouncements issued or effective during the thirteen weeks ended September 29, 2019 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2019 and December 30, 2018:

September 29, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$515,000	$—	$515,000
Interest rate swap liability	—	7,585	—	7,585
Total liabilities	$—	$522,585	$—	$522,585

Interest rate swap asset	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

December 30, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$453,000	$—	$453,000
Total liabilities	$—	$453,000	$—	$453,000

Interest rate swap asset	$—	$1,522	$—	$1,522
Total assets	$—	$1,522	$—	$1,522

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of September 29, 2019 and December 30, 2018.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	September 29, 2019	December 30, 2018
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$515,000	$453,000
Finance lease liabilities (see Note 5)	Various	n/a	11,699	—
Long-term debt and finance lease liabilities			$526,699	$453,000

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of September 29, 2019.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $26.9 million have been issued as of September 29, 2019, primarily to support the Company’s insurance programs.

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

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bear interest at LIBOR plus 1.50% per annum or prime plus 0.5%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio.

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

During the thirteen and thirty-nine weeks ended September 29, 2019 the Company borrowed an additional $64.5 million and $187.4 million, respectively, primarily for share repurchases. During the same periods, the Company made principal payments totaling $64.5 million and $125.4 million, respectively; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $515.0 million as of September 29, 2019. During fiscal year 2018, the Company borrowed $233.0 million to be used in connection with the Company’s share repurchase programs (see Note 9, “Stockholders’ Equity”) and made a total of $128.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $453.0 million at December 30, 2018.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of September 29, 2019.

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

ASC 842 Disclosures

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost for the thirty-nine weeks ended September 29, 2019 were as follows:

		Thirty-nine weeks ended
	Classification	September 29, 2019
Operating lease cost	Selling, general and administrative expenses (1)	$131,092
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	726
Interest on lease liabilities	Interest expense	753
Variable lease cost	Selling, general and administrative expenses (1)	39,368
Sublease income	Selling, general and administrative expenses	(767)
Total net lease cost		$171,172

(1)	Supply chain-related amounts of $6.7 million of total net lease cost are included in cost of sales.

Supplemental balance sheet information related to leases was as follows:

		As of
	Classification	September 29, 2019
Assets
Operating	Operating lease assets	$1,045,144
Finance	Property and equipment, net	10,426
Total lease assets		$1,055,570
Liabilities
Current
Operating	Current portion of operating lease liabilities	$84,356
Finance	Current portion of finance lease liabilities	628
Noncurrent
Operating	Long-term operating lease liabilities	1,107,872
Finance	Long-term debt and finance lease liabilities	11,699
Total lease liabilities		$1,204,555

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 29, 2019
Weighted average remaining lease term (years)
Operating leases	10.3
Finance leases	10.5
Weighted average discount rate
Operating leases	7.4%
Finance leases	8.3%

Supplemental cash flow and other information related to leases was as follows:

Thirty-nine weeks ended
September 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$114,971
Operating cash flows for finance leases	753

Lease assets obtained in exchange for lease liabilities:
Finance leases	—
Operating leases	157,134

Maturities of lease liabilities:

	Operating Leases (1)	Finance Leases	Total
2019	$32,612	$398	$33,010
2020	205,451	1,724	207,175
2021	188,986	1,591	190,577
2022	179,652	1,671	181,323
2023	157,529	1,556	159,085
2024	158,437	1,734	160,171
Thereafter	807,302	10,466	817,768
Total lease payments	1,729,969	19,140	1,749,109
Less: Imputed interest	(537,741)	(6,813)	(544,554)
Total lease liabilities	1,192,228	12,327	1,204,555
Less: Current portion	(84,356)	(628)	(84,984)
Long-term lease liabilities	$1,107,872	$11,699	$1,119,571

(1)

Operating lease payment include $105.8 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $254.7 million of legally binding minimum lease payments for leases executed but not yet commenced.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Income Taxes

The Company’s effective tax rate increased to 22.8% for the thirteen weeks ended September 29, 2019 compared to 17.3% for the thirteen weeks ended September 30, 2018. The lower effective tax rate for the period ended on September 30, 2018, was driven primarily from the tax impact of exercises of expiring pre-IPO options. The income tax effect resulting from excess tax benefits/(detriments) of share-based payment awards were $(0.3) million and $1.0 million for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively.

The Company’s effective tax rate increased to 23.6% for the thirty-nine weeks ended September 29, 2019 compared to 16.4% for the thirty-nine weeks ended September 30, 2018. The lower effective tax rate for the period ended on September 30, 2018, was driven primarily from the tax impact of exercises of expiring pre-IPO options. The income tax benefits resulting from excess tax benefits of share-based payment awards were $0.1 million and $12.4 million for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate. The Company’s U.S. federal income tax return for the fiscal year ended December 31, 2017 is currently under examination by the Internal Revenue Service.

7. Related-Party Transactions

A former member of the Company’s board of directors was an investor in a company that was a supplier of coffee to the Company for resale. During the thirteen and thirty-nine weeks ended September 29, 2019, there were no purchases from this supplier. During the thirteen and thirty-nine weeks ended September 30, 2018, there were no purchases from this supplier and $2.6 million of purchases, respectively. As of September 29, 2019, and December 30, 2018, there were no balances in accounts payable to this vendor. Effective January 1, 2019, this director no longer held an ownership interest in the supplier, and effective June 20, 2019, this director resigned from the Company’s board of directors.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in the Company’s underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purported to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint sought damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On August 4, 2018, the Company reached an agreement in principle to settle these claims. The parties’ settlement agreement was approved by the court on May 31, 2019 and the complaint was subsequently dismissed. The settlement was funded from the Company’s directors and officers liability insurance policy and did not have a material impact on the Company’s consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of September 29, 2019.

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Number of common shares acquired	—	719,004	7,302,878	8,411,575
Average price per common share acquired	$—	$21.29	$22.36	$22.98
Total cost of common shares acquired	$—	$15,307	$163,310	$193,307

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Basic net income per share:
Net income	$26,260	$37,500	$117,995	$145,833
Weighted average shares outstanding	118,029	126,855	119,846	129,572
Basic net income per share	$0.22	$0.30	$0.98	$1.13
Diluted net income per share:
Net income	$26,260	$37,500	$117,995	$145,833
Weighted average shares outstanding - basic	118,029	126,855	119,846	129,572
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	32	341	62	484
RSUs	42	175	167	193
RSAs	25	82	58	137
PSAs	46	174	94	151
Weighted average shares and equivalent shares outstanding	118,174	127,627	120,227	130,537
Diluted net income per share	$0.22	$0.29	$0.98	$1.12

For the thirteen weeks ended September 29, 2019, the computation of diluted net income per share does not include 0.6 million options, 0.4 million RSUs and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended September 30, 2018, the computation of diluted net income per share does not include 0.7 million options and 0.1 million PSAs as those awards would have been antidilutive.

For the thirty-nine weeks ended September 29, 2019, the computation of diluted net income per share does not include 0.6 million options, 0.3 million RSUs and 0.4 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirty-nine weeks ended September 30, 2018, the computation of diluted net income per share does not include 1.1 million options and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

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

The notional dollar amount of the four outstanding swaps was $250.0 million at September 29, 2019 and December 30, 2018, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2019 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of September 29, 2019		As of December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current assets	$—	Other current assets	$944
Interest rate swaps	Accrued liabilities	143	Other assets	578
Interest rate swaps	Other long-term liabilities	7,442	Other long-term liabilities	—

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statements of income. The following table summarizes these gains and losses classified on the consolidated statements of income:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Consolidated Statements of Income Classification
Interest expense (income), net	$(54)	$(176)	$(458)	$(115)

12. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the thirty-nine weeks ended September 29, 2019 and September 30, 2018.

Cash Flow Hedges
Balance at December 31, 2017	$(784)
Other comprehensive income (loss), net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $1,851	5,351
Total other comprehensive income	5,351
Balance at September 30, 2018	$4,567

Balance at December 30, 2018	$1,134
Other comprehensive income, net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($2,341)	(6,769)
Total other comprehensive income (loss)	(6,769)
Balance at September 29, 2019	$(5,635)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended September 29, 2019 and September 30, 2018.

	Thirteen weeks ended
	September 29, 2019		September 30, 2018
Perishables	$844,553	58.6%	$777,413	58.5%
Non-Perishables	595,669	41.4%	551,696	41.5%
Net Sales	$1,440,222	100.0%	$1,329,109	100.0%

	Thirty-nine weeks ended
	September 29, 2019		September 30, 2018
Perishables	$2,479,091	58.1%	$2,283,348	58.0%
Non-Perishables	1,790,753	41.9%	1,654,650	42.0%
Net Sales	$4,269,844	100.0%	$3,937,998	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

14. Share-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the 2011 Option Plan (as defined below) (except with respect to outstanding options under the 2011 Option Plan). The 2013 Incentive Plan serves as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. Awards granted under these plans include RSUs, PSAs, and RSAs. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

Awards Granted

During the thirty-nine weeks ended September 29, 2019, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 2019	386,115	95,768	53,866
May 2019	45,682	2,999	-
June 2019	177,975	75,000	-
August 2019	12,313	-	-
Total	622,085	173,767	53,866
Weighted-average grant date fair value	$21.62	$21.16	$7.63
Weighted-average exercise price	—	—	$23.12

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of September 29, 2019, there were 1,645,626 stock awards outstanding and 5,839,056 shares remaining available for issuance under the 2013 Incentive Plan

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of September 29, 2019, there were 50,000 options outstanding under the 2011 Option Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter.

Time-based options granted prior to fiscal year 2016 generally vested ratably over a period of 12 quarters (three years), and time-based options granted after 2016 vest annually over a period of three years.

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

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and will vest 50% on the third anniversary of the grant date (March 2020). During the thirty-nine weeks ended September 29, 2019, 106,360 of the 2017 PSAs were vested.

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

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Share-based compensation expense before income taxes	$2,710	$3,043	$6,901	$11,673
Income tax benefit	(697)	(782)	(1,647)	(3,000)
Net share-based compensation expense	$2,013	$2,261	$5,254	$8,673

The following share-based awards were outstanding as of September 29, 2019 and September 30, 2018:

	As of
	September 29, 2019	September 30, 2018
	(in thousands)
Options
Vested	578	1,816
Unvested	64	98
RSUs	774	694
PSAs	225	366
RSAs	55	182

As of September 29, 2019, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$389	2.4
RSUs	13,015	2.0
PSAs	3,042	1.9
RSAs	426	0.4
Total unrecognized compensation expense at September 29, 2019	$16,872

During the thirty-nine weeks ended September 29, 2019 and September 30, 2018, the Company received $4.5 million and $21.1 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market operates healthy grocery stores that specialize in fresh, natural and organic products at prices that appeal to everyday grocery shoppers. Based on the belief that healthy food should be affordable, Sprouts’ welcoming environment and knowledgeable team members continue to drive its growth. Sprouts offers a complete shopping experience that includes an array of fresh produce in the heart of the store, a deli with prepared entrees and side dishes, The Butcher Shop, The Fish Market, an expansive vitamins and supplements department and more. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 335 stores in 21 states as of September 29, 2019, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of October 30, 2019, we have grown to 339 stores in 22 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through September 29, 2019, we have continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. In the current year, we have opened 27 new stores through October 30, 2019.

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

Results of Operations for Thirteen Weeks Ended September 29, 2019 and September 30, 2018

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 29, 2019	September 30, 2018 (1)
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,440,222	$1,329,109
Cost of sales	963,497	885,693
Gross profit	476,725	443,416
Selling, general and administrative expenses	404,285	362,584
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,764	27,593
Store closure and other costs	2,119	461
Income from operations	39,557	52,778
Interest expense, net	(5,557)	(7,411)
Other income	—	—
Income before income taxes	34,000	45,367
Income tax provision	(7,740)	(7,867)
Net income	$26,260	$37,500

Weighted average shares outstanding	118,029	126,855
Diluted effect of equity-based awards	145	772
Weighted average shares and equivalent shares outstanding	118,174	127,627
Diluted net income per share	$0.22	$0.29

	Thirteen weeks ended
	September 29, 2019	September 30, 2018
Other Operating Data:
Comparable store sales growth	1.5%	1.5%
Stores at beginning of period	326	301
Closed	—	—
Opened	9	12
Stores at end of period	335	313

(1)

Effective in the fourth quarter of fiscal year 2018, we made a voluntary change in accounting principle to change the classification of certain expenses on our consolidated statements of income. The change was applied retrospectively to all periods presented. See Note 2, “Summary of Significant Accounting Policies” for further information.

Comparison of Thirteen Weeks Ended September 29, 2019 to Thirteen Weeks Ended

September 30, 2018

Net sales

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Net sales	$1,440,222	$1,329,109	$111,113	8%
Comparable store sales growth	1.5%	1.5%

Net sales during the thirteen weeks ended September 29, 2019 totaled $1.4 billion, an increase of $111.1 million, or 8% compared to the thirteen weeks ended September 30, 2018. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 1.5% increase in comparable store sales. Comparable stores contributed approximately 91% of total sales for the thirteen weeks ended September 29, 2019 and approximately 90% for the thirteen weeks ended September 30, 2018.

Cost of sales and gross profit

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Net sales	$1,440,222	$1,329,109	$111,113	8%
Cost of sales	963,497	885,693	77,804	9%
Gross profit	476,725	443,416	33,309	8%
Gross margin	33.1%	33.4%	(0.3)%

Gross profit totaled $476.7 million during the thirteen weeks ended September 29, 2019, an increase of $33.3 million, or 8% compared to the thirteen weeks ended September 30, 2018, primarily driven by increased sales volume. Gross margin decreased by 0.3% to 33.1% compared to 33.4% for the thirteen weeks ended September 30, 2018, primarily driven by increased promotions and slightly higher distribution and transportation costs.

Selling, general and administrative expenses

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Selling, general and administrative expenses	$404,285	$362,584	$41,701	12%
Percentage of net sales	28.1%	27.3%	0.8%

Selling, general and administrative expenses increased $41.7 million, or 12%, compared to the thirteen weeks ended September 30, 2018. The increase is primarily related to the new stores which have opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses increased primarily due to higher occupancy costs related to the adoption of the new lease accounting standard that went into effect at the beginning of fiscal year 2019, increased costs associated with the expansion of our home delivery program, and higher healthcare costs.

Depreciation and amortization

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Depreciation and amortization	$30,764	$27,593	$3,171	12%
Percentage of net sales	2.1%	2.1%	—

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $3.2 million primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Store closure and other costs	$2,119	$461	$1,658	n/m
Percentage of net sales	n/m	n/m	n/m

Store closure and other costs during the thirteen weeks ended September 29, 2019 primarily represents charges associated with executive severance and hurricane preparedness.

Interest expense

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Long-term debt	$5,136	$4,312	$824	19%
Capital and financing leases	246	3,023	(2,777)	(92)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	34	(65)	99	n/m
Total interest expense, net	$5,557	$7,411	$(1,854)	(25)%

The decrease in interest expense is due to the reclassification of previously reported financing leases to operating leases in connection with the adoption of the new lease accounting standard that went into effect at the beginning of 2019, partially offset by the higher average balance outstanding under the Amended and Restated Credit Agreement to fund our share repurchase program.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	September 29, 2019	September 30, 2018
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.8%	4.9%
Federal credits and charitable contributions	(11.2)%	(2.1)%
Other, net	8.2%	(6.5)%
Effective tax rate	22.8%	17.3%

The effective tax rate increased to 22.8% in the third quarter of 2019 from 17.3% in the comparable period last year. The lower tax rate in the prior period is primarily related to the exercising of pre-IPO options cycling in the current year.

Net income

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Net income	$26,260	$37,500	$(11,240)	(30)%
Percentage of net sales	1.8%	2.8%	(1.0)%

Net income decreased $11.2 million primarily due to higher selling, general and administration expense including the impact of occupancy costs related to the adoption of the new lease standard that went into effect at the beginning of 2019 combined with higher store closure and other costs.

Diluted earnings per share

	Thirteen weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Diluted earnings per share	$0.22	$0.29	$(0.07)	(24)%
Diluted weighted average shares outstanding	118,174	127,627	(9,453)

The decrease in diluted earnings per share of $0.07 was driven by lower net income, partially offset by fewer diluted shares outstanding compared to the prior year, due primarily to our share repurchase program.

Results of Operations for Thirty-nine Weeks Ended September 29, 2019 and September 30, 2018

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

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018 (1)
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$4,269,844	$3,937,998
Cost of sales	2,843,989	2,611,492
Gross profit	1,425,855	1,326,506
Selling, general and administrative expenses	1,162,226	1,051,771
Depreciation and amortization (exclusive of depreciation included in cost of sales)	89,788	80,079
Store closure and other costs	3,396	497
Income from operations	170,445	194,159
Interest expense, net	(15,997)	(20,015)
Other income	—	320
Income before income taxes	154,448	174,464
Income tax provision	(36,453)	(28,631)
Net income	$117,995	$145,833
Net income per share:
Basic	$0.98	$1.13
Diluted	$0.98	$1.12
Weighted average shares outstanding:
Basic	119,846	129,572
Diluted	120,227	130,537

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018
Other Operating Data:
Comparable store sales growth	1.0%	2.0%
Stores at beginning of period	313	285
Closed	(1)	—
Opened	23	28
Stores at end of period	335	313

(1)

Effective in the fourth quarter of fiscal year 2018, we made a voluntary change in accounting principle to change the classification of certain expenses on our consolidated statements of income. The change was applied retrospectively to all periods presented. See Note 2, “Summary of Significant Accounting Policies” for further information.

Comparison of Thirty-nine weeks ended September 29, 2019 to Thirty-nine weeks ended

September 30, 2018

Net sales

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Net sales	$4,269,844	$3,937,998	$331,846	8%
Comparable store sales growth	1.0%	2.0%

Net sales during the thirty-nine weeks ended September 29, 2019 totaled $4.3 billion, an increase of $331.8 million, or 8%, compared to thirty-nine weeks ended September 30, 2018. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 1.0% increase in comparable store sales. Comparable stores contributed approximately 91% of total sales for the thirty-nine weeks ended September 29, 2019 and approximately 89% for the thirty-nine weeks ended September 30, 2018.

Cost of sales and gross profit

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Net sales	$4,269,844	$3,937,998	$331,846	8%
Cost of sales, buying and occupancy	2,843,989	2,611,492	232,497	9%
Gross profit	1,425,856	1,326,506	99,350	7%
Gross margin	33.4%	33.7%	(0.3)%

Gross profit totaled $1.4 billion during the thirty-nine weeks ended September 29, 2019, an increase of $99.4 million, or 7%, compared to the thirty-nine weeks ended September 30, 2018, primarily driven by increased sales volume. Gross margin decreased by 0.3% to 33.4% compared to 33.7% for the thirty-nine weeks ended September 30, 2018, primarily driven by increased promotions and slightly higher distribution and transportation costs.

Selling, general and administrative expenses

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Selling, general and administrative expenses	$1,162,226	$1,051,771	$110,455	11%
Percentage of net sales	27.2%	26.7%	0.5%

Selling, general and administrative expenses increased $110.5 million, or 11%, compared to the thirty-nine weeks ended September 30, 2018. The increase is primarily related to the new stores which have opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses increased primarily due to higher occupancy costs related to the adoption of the new lease standard that went into effect at the beginning of fiscal year 2019 and higher costs associated with the expansion of our home delivery program. These increased costs were partially offset by lower payroll taxes for California team members.

Depreciation and amortization

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Depreciation and amortization	$89,788	$80,079	$9,709	12%
Percentage of net sales	2.1%	2.0%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $9.7 million primarily related to new store growth as well as remodel initiatives in older vintages.

Store closure and other costs

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Store closure and other costs	$3,396	$497	$2,899	n/m
Percentage of net sales	n/m	n/m	n/m

Store closure and other costs during the thirty-nine weeks ended September 29, 2019 primarily represents charges associated with a planned store closure, relocation of another store upon expiration of the lease, and executive severance costs.

Interest expense

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Long-term debt	$8,946	$10,495	$(1,549)	(15)%
Capital and financing leases	753	8,748	(7,995)	(91)%
Deferred financing costs	423	658	(235)	(36)%
Interest rate hedge and other	5,875	114	5,761	n/m
Total Interest Expense	$15,997	$20,015	$(4,018)	(20)%

The decrease in interest expense is due to the reclassification of previously reported financing leases to operating leases in connection with the adoption of the new lease standard that went into effect at the beginning of 2019, partially offset by the higher average balance outstanding under the Amended and Restated Credit Agreement to fund our share repurchase program.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018
Federal statutory rate	21.0%	21.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	4.9%
Federal credits and charitable contributions	(2.5)%	(7.1)%
Other, net	0.2%	(2.4)%
Effective tax rate	23.6%	16.4%

The effective tax rate increased to 23.6% for the thirty-nine weeks ended September 29, 2019 from 16.4% in the same period last year. This increase was primarily due to the prior year excess tax benefits for the exercise of expiring pre-IPO options in the first half of fiscal year 2018.

Net income

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Net income	$117,995	$145,833	$(27,838)	(19)%
Percentage of net sales	2.8%	3.7%	(0.9)%

Net income decreased $27.8 million primarily due to higher occupancy costs related to the adoption of the new lease standard that went into effect at the beginning of 2019, as well as cycling a lower effective tax rate in 2018.

Diluted earnings per share

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	Change	% Change
Diluted earnings per share	$0.98	$1.12	$(0.14)	(13)%
Diluted weighted average shares outstanding	120,227	130,537	(10,310)

The decrease in diluted earnings per share of $0.14 was driven by lower net income, partially offset by fewer diluted shares outstanding compared to the prior year, primarily due to our share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	September 29, 2019	September 30, 2018
	(dollars in thousands)
Net Income (1)	$130,698	$185,531
Income Tax Adjustment for Tax Act (2)	—	(21,266)
Special items, net of tax (3)	11,950	—
Interest expense, net of tax (4)	17,829	20,534
Net operating profit after tax (NOPAT)	$160,477	$184,799

Total rent expense, net of tax (4)	123,259	104,958
Estimated depreciation on operating leases, net of tax (4)	(56,210)	(46,182)
Estimated interest on operating leases, net of tax (4) (5) (6)	67,049	58,776
NOPAT, including effect of operating leases	$227,526	$243,575

Average working capital	32,520	21,536
Average property and equipment	744,219	738,424
Average other assets	570,363	573,946
Average other liabilities	(145,847)	(192,287)
Average invested capital	$1,201,255	$1,141,619

Average operating leases (7)	1,192,228	1,053,271
Average invested capital, including operating leases	$2,393,483	$2,194,890

ROIC	13.4%	16.2%
ROIC, including operating leases	9.5%	11.1%

(1)	Net income amounts represent total net income for past four trailing quarters.
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
(5)

2019 interest on operating leases represents the add back to operating income driven by hypothetical interest expense we would incur if the property under our operating leases were accounted for as financing leases. Estimated interest is calculated by multiplying operating leases by the 7.4 percent discount rate for each lease recorded as rent expense.

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirty-nine weeks ended
	September 29, 2019	September 30, 2018
Cash, cash equivalents and restricted cash at end of period	$81,397	$17,831
Cash flows from operating activities	$323,312	$235,466
Cash flows used in investing activities	$(146,480)	$(148,432)
Cash flows used in financing activities	$(97,683)	$(88,682)

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

Operating Activities

Cash flows from operating activities increased $87.8 million to $323.3 million for the thirty-nine weeks ended September 29, 2019 compared to $235.5 million for the thirty-nine weeks ended September 30, 2018. The increase in cash flows from operating activities is primarily a result of changes in working capital.

Cash flows provided by/(used in) operating activities from changes in working capital was $101.9 million in the thirty-nine weeks ended September 29, 2019 compared to ($46.5) million in the thirty-nine weeks ended September 30, 2018, primarily driven by elevated accounts payable and accrual balances in the current period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $146.5 million and $148.4 million, for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.

We expect capital expenditures to be in the range of $150 - $160 million in fiscal year 2019, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Amended and Restated Credit Agreement.

Financing Activities

Cash flows used in financing activities were $97.7 million for the thirty-nine weeks ended September 29, 2019 compared to $88.7 million for the thirty-nine weeks ended September 30, 2018. During the thirty-nine weeks ended September 29, 2019, cash flows used in financing activities primarily consisted of $163.3 million for stock repurchases, partially offset by $62.0 million of net borrowings on our credit facilities, and $4.5 million in proceeds from the exercise of stock options.

During the thirty-nine weeks ended September 30, 2018, cash flows used in financing activities primarily consisted of $193.3 million for stock repurchases, partially offset by $87.0 million of net borrowings on our credit facilities, and $21.1 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt increased $62.0 million to $515.0 million as of September 29, 2019, compared to December 30, 2018. The increase resulted primarily from net borrowings under our Amended and Restated Credit Agreement used to fund our share repurchase programs.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of September 29, 2019.

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

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Number of common shares acquired	—	719,004	7,302,878	8,411,575
Average price per common share acquired	$—	$21.29	$22.36	$22.98
Total cost of common shares acquired	$—	$15,307	$163,310	$193,307

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2036.

The following table summarizes our contractual obligations as of September 29, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	515,000	$—	$—	$515,000	$—
Interest payments on $700.0 million Credit Agreement (2)	72,449	6,258	40,663	25,528	—
Finance lease obligations (3)	19,139	1,591	3,227	3,416	10,905
Operating lease obligations (3)	1,900,671	193,328	397,805	352,944	956,594
Totals	$2,507,259	$201,177	$441,695	$896,888	$967,499

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

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of September 29, 2019 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for finance and operating lease obligations as of September 29, 2019. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.7 million for the period of less than one year, $2.8 million for years one to three, $2.2 million for years four to five, and $2.6 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and for which there have not been material changes since that filing through September 29, 2019.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and thirty-nine weeks ended September 29, 2019, except as described in Note 5, “Leases” for the adoption of ASC 842. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $515 million principal outstanding under our Amended and Restated Credit Agreement as of September 29, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $5.2 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the four outstanding swaps at September 29, 2019 and December 30, 2018 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $515 million principal outstanding under our Amended and Restated Credit Agreement as of September 29, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $2.7 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Interim Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 29, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 29, 2019, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against our company and certain of our directors and officers on behalf of a purported class of purchasers of shares of our common stock in our underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purported to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by our company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint sought damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On August 4, 2018, we reached an agreement in principle to settle these claims.  The parties’ settlement agreement was approved by the court on May 31, 2019 and the complaint was subsequently dismissed. The settlement was funded from our directors and officers liability insurance policy and did not have a material impact on our consolidated financial statements.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of our current and former team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of our team members. The complaints allege we failed to properly safeguard the PII in accordance with applicable law.  The complaints seek damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. After consolidation and transfer of the cases to the federal court in the District of Arizona, the Judicial Panel on Multidistrict Litigation granted our motion to stay proceedings in the case pending a U.S. Supreme Court ruling on the question of whether arbitration agreements like those signed by each of the named plaintiffs are enforceable. On May 21, 2018, the Supreme Court issued its opinion in Epic Systems Corp. v. Lewis and upheld enforceability of arbitration agreements containing class action waivers, like the ones the named plaintiffs signed in this matter. On March 1, 2019, a number of individual plaintiffs filed arbitration demands. On May 15, 2019, certain other plaintiffs filed a second amended class action complaint in the District of Arizona, alleging that certain subclasses of team members are not subject to our arbitration agreement and attempts to pursue those team members’ claims in federal court. In late August 2019, we reached an agreement in principle to settle the majority of these claims. Primary funding for the settlement will come from our cyber insurance policy, and the settlement will not have a material impact on our consolidated financial statements. A small group of less than fifteen (15) individual claimants will proceed with arbitration of their claims.  We intend to defend the arbitrations vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the arbitrations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There was no share repurchase activity during the thirteen weeks ended September 29, 2019.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Transition Agreement, dated August 1, 2019, by and between Sprouts Farmers Market, Inc. and Jim Nielsen (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2019, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: October 31, 2019	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)