Form 10-K
period 2019-12-29
Sprouts Farmers Market, Inc.
filed 2020-02-20
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,231,154,967, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 18, 2020, there were 117,543,668 outstanding shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2019.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “Sprouts,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc., a Delaware corporation, and, where appropriate, its subsidiaries. The inclusion of our website addresses in this Annual Report on Form 10-K does not include or incorporate by reference the information on or accessible through our websites herein.

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

Sprouts Farmers Market operates as a healthy grocery store that has made healthy living accessible to shoppers for nearly two decades by offering affordable, fresh, natural and organic products. True to our farmers market heritage, Sprouts is known for pioneering our unique grocery model by offering a welcoming store layout featuring fresh produce at the center of the store, an expansive bulk foods section, and a vitamin department focused on overall wellness. Sprouts also offers a unique assortment of healthier products with special attributes, such as plant-based, gluten-free, keto-friendly, and grass-fed, to meet the growing and diverse needs of today’s consumer. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 340 stores in 22 states as of December 29, 2019, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 20, 2020, we have grown to 341 stores in 22 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through December 29, 2019, we have continued to open new stores while successfully rebranding to the Sprouts banner 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Our Stores and Operations

We believe our stores represent a blend of farmers markets, conventional supermarkets, natural foods stores, and smaller specialty markets, differentiating us from other food retailers, while also providing a complete offering for our customers.

•

Store Design. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a complete grocery offering. We typically dedicate approximately 20% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open floor plans and low displays, intended to provide an easy-to-shop environment that allows our customers to view the entire store, and our small box format allows for quick in-and-out service. The below diagram shows a sample layout of our stores:

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

•

Store Size. Currently, our stores are generally between 28,000 and 30,000 square feet, which we believe is smaller than many of our peers’ average stores. We are in the process of assessing our optimal store size, and our future stores may feature a smaller box size that is less complicated to operate. Our stores are located in a variety of mid-sized and larger shopping centers, lifestyle centers and in certain cases, independent single-unit, stand-alone developments. The size of our stores and our real estate strategy provide us flexibility in site selection, including entering into new developments or existing sites formerly operated by other retailers, including other grocery banners, office supply stores, electronics retailers and other second generation space. Further, we believe our value positioning allows us to serve a diverse customer base and provides us significant flexibility to enter new markets across a variety of socio-economic areas, including markets with varying levels of fresh, natural and organic grocer penetration.

•

Team Members. Our stores are typically staffed with 80 to 100 full and part-time team members. We strive to create a strong and unified company culture and develop team members throughout the entire organization, and we assist our store teams with our store support office and regional teams. We have prioritized making investments in training that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers.  We believe our team members contribute to our consistently high service standards and that this helps us successfully open and operate our stores.

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

	2019	2018	2017
Perishables	57.7%	57.5%	58.0%
Non-Perishables	42.3%	42.5%	42.0%

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

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products feature competitively priced specialty and innovative products, with great taste profiles and quality and strict ingredient standards that we believe equal or exceed national brands. Our private label program accounted for approximately 14% of our revenue in fiscal 2019 and features approximately 3,000 products. Our private label brands drive value by offering our customers lower prices while still delivering generally higher margin as compared to branded products. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

Sourcing and Distribution

We manage the buying of, and set the standards for, the products we sell, and we source our products from hundreds of vendors and suppliers, both domestically and internationally. We work closely with our supply chain partners to improve animal welfare standards, sustainable seafood sourcing, support for organic agriculture and the ethical treatment of people.

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

We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We generally distribute all produce to our stores from two leased distribution centers and three third-party operated distribution centers, and we manage every aspect of quality control in this department. We believe we currently have sufficient capacity at these facilities to support our current needs, but we continue to explore expansion opportunities to build a more effective and sufficient supply chain network to meet our near-term growth plans as our needs evolve.

We believe our scale, together with this decentralized purchasing structure and flexibility generates cost savings, which we then pass on to our customers. Distributors and farmers recognize the volume of goods we sell through our stores and our flexible purchasing and supply chain model allows us to opportunistically acquire produce at great value which we will frequently pass along to our customers.

For all non-produce products, we use third-party distributors and vendors to distribute products directly to our stores following specifications and quality control standards that are set by us.

KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 40%, 34% and 34% of our total purchases in fiscal 2019, 2018 and 2017, respectively. Another 3% of our total purchases in fiscal 2019 and 4% of our total purchases in fiscal 2018 and 2017, respectively, were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”). See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

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

Marketing and Advertising

We supplement and support our everyday competitive pricing strategy through weekly advertised specials, a weekly e-circular, digital coupons and special promotions. These promotional activities focus on building our brand through product education and offerings and aim to engage the customer. We currently use sales flyers distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These sales flyers include representative products from our key departments. In addition to the weekly circulars and other advertisements, we offer numerous other saving opportunities for our customers through promotional events, which are meant to reinforce our value offering and are designed to appeal to specific target customers.

We target our advertisements to specific geographic areas, which provides us with greater flexibility to offer different promotions and respond to local competitive activity. We also advertise our sales promotions and tell our unique brand story through the use of digital advertising with local media outlets, digital pay-per-click (PPC) and search engine optimization (SEO) advertising, on-air radio and outdoor billboards, as well as targeted direct mail and blogger and influencer programming in specific markets.

We continue to promote and enhance our owned digital channels. We have a customer database of over two million customers as of December 29, 2019, many of whom receive electronic versions of our “Monthly Trends” and “Weekly Specials” emails. We developed and maintain the Sprouts app on which we include digital coupons and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers, highlight our product offerings and offer special deals. Our website and app also feature online ordering for delivery and pickup. We offer home deliveries from our stores through partner services in all of our major markets nationwide, as well as “click and collect” pickup service in many of our markets. We continue to expand our social media platform. As of December 29, 2019, we had approximately 1.8 million social media followers, primarily on Facebook and Instagram, to promote our brand. We also maintain a network of more than 100 bloggers and influencers across the country who receive special mobile coupons to try new products each month. We will continue to explore mobile and digital opportunities to further connect with our customers.

Our Customers

Our target customer seeks a wide assortment of high-quality fresh and nutritious food as well as vitamins and supplements at competitive prices. We believe our value proposition and complete grocery offering engages both conventional and health-focused shoppers.

We have a broad range of customers who shop in our stores or online, including those seeking to eat healthier and live a healthier lifestyle, those looking for a better in-store shopping experience, those focused on value, and those customers seeking specific attribute products. We believe the majority of our customers are initially attracted to our stores by our fresh produce, which we offer at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. We drive customer traffic by aggressively promoting produce and other items through weekly advertisements designed primarily to reach the everyday supermarket shopper. Through department-specific promotions, in-store signage, digital engagement and customer education, many customers begin to shop new departments and try new products. Over time, through customer service and engagement, targeted marketing, and increased knowledge of our product offering, we believe that customers will shop with greater frequency throughout the entire store.

Sustainability and Social Responsibility

Central to our identity is a genuine commitment to sustainability and social responsibility. We care deeply about the health and well-being of our customers, team members, communities and our world.  We are committed to operating our business in a way that is good for the planet by respecting social and environmental welfare.

Hunger Relief and Waste Management

In the United States, up to 40% of food goes uneaten and ends up in landfills, while one in eight Americans is food insecure at some point throughout a given year.  We are committed to eliminating food waste and fighting hunger in the communities we serve.  We have taken great strides to ensure that each of our stores and distribution centers has a food recovery program in place.  In 2019, Sprouts rescued and repurposed over 51 million pounds of food. We also proudly formed part of the Environmental Protection Agency’s (“EPA”) Food Loss and Waste 2030 Champions for our commitment to reducing food loss and waste in our own operations by 50% by the year 2030, or sooner.

Sprouts team members gather product on a daily basis that may no longer be in retail condition, but remains wholesome to consume, through our Food Rescue Program.  In 2019, Sprouts stores and distribution centers donated nearly 27 million pounds of food, the equivalent of 23 million meals to hunger relief agencies.  Our annual Grab’N’Give campaign funded by contributions from our customers generated nearly half a million personal care and emergency food bags for those in need. Sprouts was proud to once again be named a Leadership Partner by Feeding America in 2019 for our commitment to help those facing hunger in our communities.

Food that did not meet our Food Rescue Program donation guidelines was sent to local farms through our Food Waste to Farms Program.  In 2019, our stores diverted more than 24 million pounds of food waste to these farms to provide a low-cost feed source for local farmers. As part of our further effort to combat waste, during 2019 we recycled more than 97 million pounds of cardboard. These waste reduction initiatives reduce our environmental footprint and waste management expenditures and take Sprouts closer to our commitment to “zero waste.”

Refrigeration and Energy Management

Sprouts has a robust refrigeration and energy management plan in place to reduce fugitive refrigeration emissions and reduce energy consumption in our stores. As of December 29, 2019, 91 Sprouts stores were “GreenChill” certified by the EPA; the GreenChill program is a partnership between the EPA and food retailers to reduce refrigerant emissions and decrease their impact on the ozone layer and climate change.

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

For more information on our sustainability efforts, please visit about.sprouts.com/sustainability/.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on promoting nutrition education and fresh food access in local communities where Sprouts operates. Our Foundation relies on donations from Sprouts, as well as our vendors and customers, to support non-profit organizations that fulfill its mission. Sprouts covers 100% of the Foundation’s operational expenses ensuring that every dollar raised benefits the Foundation’s programs. Since the Foundation’s inception, it has provided nearly $10 million in donations to more than 320 non-profit organizations.

Our Foundation has multi-year partnerships with nine organizations, to which we donated to in 2019, that are committed to making a meaningful difference in the lives of children, individuals and families.

•	Denver Urban Gardens funds community gardens and school-based nutrition education in neighborhoods with limited resources in Denver, Colorado.
•	Life Lab cultivates children’s love of learning, healthy food, and nature through garden-based education, and serves as a national partner and leader in the school garden movement.
•	Out Teach (formerly REAL School Gardens) builds learning gardens in low-income elementary schools that enhance student learning and provide health nutrition education.
•

Sage Garden Project brings gardens, cooking classes, and nutritional science – as well as physical activity and exercise – to targeted elementary schools, with a goal of reducing the incidence of diabetes in vulnerable communities.

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

The Foundation began the Neighborhood Grants program in 2017 to distribute donations received from Sprouts and our customers entirely in the communities in which the donations were collected. In 2019, with Neighborhood Grants ranging from $2,500 to $10,000, our Foundation contributed nearly $725,000 to 118 local non-profit organizations aligned with our goal of creating stronger and healthier communities. Our Foundation and stores also contributed financial and in-kind donations to those impacted by natural disasters during 2019 in Florida and California. On November 9, 2019, we hosted our second annual company-wide Day of Service, uniting 650 team members for 38 community service projects across the country. Together, our team members contributed over 2,500 volunteer service hours in one single day.

For more information on our Foundation, please visit about.sprouts.com/sprouts-foundation/.

Growing Our Business

We believe we are well-positioned to capitalize on two powerful, long-term consumer trends—a growing interest in health and wellness and a focus on value and are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expand our store base. We intend to continue expanding our store base by pursuing new store openings in existing markets, expanding into adjacent markets and penetrating new markets. We have opened 28, 30 and 32 new stores in fiscal 2019, 2018 and 2017, respectively.  We expect to continue to expand our store base with approximately 20 store openings planned for fiscal 2020, of which one new store has opened as of February 20, 2020. Beyond 2020, our store growth may accelerate beyond our historical growth rate, including penetration of new markets with a greater concentration of new stores.

The below diagram shows our store footprint, by state, as of December 29, 2019.

Continue positive comparable store sales. For 51 consecutive quarters, stores under our management have achieved positive comparable store sales growth. We believe the consistency of our performance over time and across geographies and vintages is the result of a number of factors, including our distinctive value positioning and merchandising strategies, product innovation and a well-trained staff focused on customer education and engagement. We believe we can grow the number and size of customer transactions by enhancing our core value proposition and distinctive customer-oriented shopping experience. We aim to grow our average ticket by continuing to expand and refine our fresh, natural and organic product offering, our private label program, our targeted and personalized marketing efforts and our in-store and digital education. We believe these factors, combined with the continued strong growth in fresh, natural and organic food consumption, will allow Sprouts to gain new customers, increase customer loyalty and, over time, convert single-department customers into core customers who shop Sprouts with greater frequency and across an increasing number of departments.

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

Train Future Leaders. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 30,000 team members. In 2019, we promoted more than 6,000 team members. We regularly assess prevailing wages in the markets in which we operate and offer competitive wages and benefits as we believe active, educated and passionate team members contribute to consumer satisfaction. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates that share our passion for Healthy Living for Less and training our team members on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every department in every store. Our team members are trained and empowered to proactively engage with customers throughout the entire store. This includes investing time to educate them on the benefits of different vitamins, sharing ways to prepare a meal or cutting a piece of produce or opening a package to offer customers product tastings throughout the store. We consider customer education and engagement to be particularly important as many conventional supermarket customers that have not shopped our stores believe that eating healthy is expensive and difficult.

New Store Development

We have an extensive process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated real estate team as well as a real estate committee that includes certain of our executive officers. Multiple members of this committee will conduct an on-site inspection prior to approving any new location.

We have been successful across a variety of urban, suburban and rural locations in diverse geographies, from coast to coast,  which we believe supports the portability of the Sprouts brand and store model into a wide range of markets. As we consider reducing our store size, we may refine our store model to reduce complication and optimize our in-store operations.

We currently expect to open approximately 20 new Sprouts Farmers Market stores in 2020. Beyond 2020, we may enter new markets with a greater concentration of new stores than we have historically.

See “Properties” for additional information with respect to our store locations.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store fluctuate throughout the year and are typically highest in the first half of the fiscal year and lowest during the fourth quarter.

Our Competition and Industry

We operate within the intensely competitive and highly fragmented grocery store industry which encompasses a wide array of food retailers, including large conventional independent and chain supermarkets, warehouse clubs, small grocery and convenience stores, and natural and organic, specialty, mass, discount and other food retail and online formats. According to the Progressive Grocer, U.S. supermarket sales totaled $701 billion in 2018. Based on our industry experience, we believe we are capturing significant market share from conventional supermarkets and specialty concepts in this supermarket segment.

While the natural and organic food segment is one of the fastest growing segments in the industry, conventional supermarkets have experienced overall share decline from approximately 73% in 2005 to approximately 63% in 2018, according to the Progressive Grocer, as customers have migrated to other grocery retail formats. Conventional supermarket customers are attracted to unique product offerings, formats and differentiated shopping experiences. Based on our industry experience, we also believe consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. This overall demand for healthy products is driven by many factors, including increased awareness about the benefits of eating healthy, a greater focus on preventative health measures, and the rising costs of health care. We believe customers are attracted to retailers with comprehensive health and wellness product offerings. As a result, food retailers are offering an increased assortment of fresh, natural and organic foods as well as vitamins and supplements to meet this demand.

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

Information Technology Systems

We have made significant investments in information technology infrastructure and business systems, including point-of-sale, data warehouse, labor management, purchasing, inventory control, demand forecasting, and financial and reporting systems. Our recent investments have focused on solutions to enhance our operational productivity, optimize our labor, maintain our in-stock positions and forecast our customer demand, while maintaining our high quality and value proposition.  All of our stores operate under one integrated information technology platform which allows for our current and future store growth. We will continue making investments in our current information technology infrastructure and invest in systems that scale to support our growth and add efficiencies to our growing operations. In addition, we continue our focused efforts on limiting risk of a cyber-breach by investing in IT security technology tools, resources, penetration assessments, third-party security audits and employee training.

Regulatory Compliance

Our stores are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, data privacy, environmental protection, licensing for the sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products by us and our vendors are subject to regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”) and the EPA.

Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Similarly, the USDA’s Food Safety Inspection Service (“FSIS”) is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

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

The FDA and FSIS also exercise broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts labeling, ingredient statement, and allergen disclosures. The agencies also regulate the use of structure/function claims, health claims and nutrient content claims. Additional in-store labeling requirements, such as disclosure of calories and other nutrient information for frequently sold items are now in effect. In addition, various nutrition initiatives that will impact many actors in our supply chain, such as the elimination of certain partially hydrogenated oils and the adoption of a new nutritional labeling format, begin to go into effect in 2020.

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

Employees

As of December 29, 2019, we had approximately 30,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

Corporate Offices

Our principal executive offices are located at 5455 E. High Street, Suite 111, Phoenix, Arizona 85054. Our website address is www.sprouts.com. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our investor relations website at http://investors.sprouts.com/, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

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

Business and Operating Risks

Our continued growth largely depends on new store openings, and our failure to successfully open new stores could negatively impact our business.

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

We opened 28 and 30 stores in fiscal 2019 and 2018, respectively, and we currently expect to open approximately 20 new stores in 2020. Beyond 2020, our store growth may accelerate beyond our historical growth rate, including penetration of new markets with a greater concentration of new stores. However, we cannot assure you that we will achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

We may be unable to maintain or increase comparable store sales, which could negatively impact our business and stock price.

We may not be able to achieve or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including:

•	general economic conditions;
•	product price inflation or deflation;
•	increased competitive activity;
•	price changes in response to competitive factors or factors beyond our control, such as tariffs;
•	the impact of new and acquired stores entering into the comparable store base;
•	the opening of new stores that cannibalize store sales in existing areas;
•	cycling against any year or quarter of above-average sales results;
•	consumer preferences, buying trends and spending levels;
•	slowing in the fresh, natural and organic retail sector;
•	possible supply shortages or other operational disruptions;
•	the number and dollar amount of customer transactions in our stores;
•	our ability to provide product or service offerings that generate new and repeat visits to our stores; and
•	the level of customer engagement that we provide in our stores.

These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.

Disruption of significant supplier relationships could negatively affect our business.

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 40% and 34% of our total purchases in fiscal 2019 and 2018, respectively. Our current primary contractual relationship with KeHE continues through July 18, 2025 and provides that KeHE will be our primary supplier for all of our stores. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of KeHE to deliver product to our stores in quantities that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels. Another 3% and 4% of our total purchases in fiscal 2019 and 2018, respectively, were made through our secondary supplier, UNFI. Our current contractual relationship with UNFI continues through September 30, 2021. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic.  Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

We self-distribute our produce through our two distribution centers located in Arizona and Texas and three third-party distribution centers, with two located in California and one located in Georgia. As we expand our geographic footprint, we may require additional distribution centers. Any unanticipated or unusual expenses or significant interruption or failure in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers into our supply chain network or contractual disputes with third-party service providers could adversely impact our ability to distribute produce and other products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand, as well as increased costs from third-party service providers. While we maintain business interruption and property insurance, if the operation of our distribution centers or transportation network were interrupted for any reason, causing delays in shipment of produce to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Disruptions to, security breaches or non-compliance involving, our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues.

We rely extensively on information technology systems for point of sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, catastrophic events, and usage errors by our team members. In March 2016, an email “phishing” scam was perpetrated against one of our team members, who inadvertently disclosed 2015 W-2 statements of our team members to an unauthorized third party purporting to be one of our executive officers. We worked with the FBI and the IRS to investigate this crime and to determine the best ways to protect team member tax information, and offered credit monitoring services to impacted team members. As described in Note 19, “Commitments and Contingencies” to our Consolidated Financial Statements, we have been subject to a number of complaints related to this scam, from certain of our current and former team members whose personally identifiable information may have been inadvertently disclosed; these matters are covered by our cyber insurance, subject to applicable deductibles. We have implemented numerous additional security protocols in order to further tighten security and continue to maintain a customary cyber insurance policy, but there can be no assurance similar breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Significant expenditures could be required to remedy future cybersecurity problems and protect against future breaches. Additionally, compliance with current and future applicable U.S. privacy, cybersecurity and related laws, including for example the California Privacy Act of 2018 (“CCPA”), can be costly and time-consuming. These costs could have a material adverse effect on our business, and our efforts may not meaningfully limit the success of future attempts to breach our information technology systems.

Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties or significant expenses in implementing new systems, adapting these systems to changing technologies or legal requirements or expanding them to meet the future needs and growth of our business. If our systems are improperly implemented, breached, damaged, cease to function properly, or are perceived to have failed, we may have to make significant investments to fix or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, team members and others; face costly litigation, enforcement actions and penalties; and our brand and reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any security breach or other material interruption in the information technology systems we rely on may have a material adverse effect on our business, operating results and financial condition.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

•	anticipate, identify and react to fresh, natural and organic grocery and dietary supplement trends and changing consumer preferences and demographics in a timely manner;
•	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and
•	develop and maintain vendor and service provider relationships that provide us access to the newest on-trend merchandise and customer engagement options on reasonable terms.

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

If we are unable to anticipate and satisfy consumer preferences with respect to product offerings and customer engagement options, our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to capture efficiencies of scale, improve our systems, sustain cost discipline, optimize promotional activity and maintain appropriate store labor levels and disciplined product selection, our customer traffic and operating margins may stagnate or decline. In addition, competition and pricing pressures from competitors may also adversely impact our operating margins. Both our inability to capture the efficiencies from scale and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows and adversely affect the price of our common stock.

Real or perceived concerns that products we sell could cause unexpected side effects, illness, injury or death could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we prepare and/or sell or involving vendors that provide us with products or services could result in the discontinuance of sales of these products or our relationship with such vendors or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to severe damage to our reputation and product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets.

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

We are dependent upon a number of key management and other team members. If we were to lose the services of a key member of our management team or a significant number of key team members within a short period of time, this could have a material adverse effect on our operations as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any team member.

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

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs, as well as increased contractual costs associated with our service providers. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

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

As of December 29, 2019, we had outstanding indebtedness of $538.0 million under our credit agreement (referred to as the “Amended and Restated Credit Agreement”). We may incur additional indebtedness in the future, including borrowings under our Amended and Restated Credit Agreement. Our indebtedness, any additional indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

The retail food business is sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates, tariffs and other economic factors that affect consumer spending and confidence or buying habits may materially adversely affect the demand for products we sell in our stores. In recent years, the U.S. economy has experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, decreases in home values and retirement accounts, instability in foreign markets, high unemployment and falling consumer confidence. As a result, consumers are more cautious and could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores, online retailers or extreme value formats, which could have a material and adverse effect on our operating results and financial condition.

In addition, prolonged inflation or deflation can impact our business. Food deflation across multiple categories, particularly in produce and proteins, could reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales. Food inflation, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. As a result, our operating results and financial condition could be materially adversely affected.

Competition in our industry is intense, and our failure to compete successfully may adversely affect our revenues and profitability.

We operate in the highly competitive retail food industry. Our competitors include supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily product selection, quality, convenience, customer engagement, store format, location, price and delivery options. Our success depends on our ability to offer products and services that appeal to our customers’ preferences, and our failure to offer such products or services could lead to a decrease in our sales. To the extent that our competitors lower prices, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to perishable, prepared and specialty foods, including fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores or expand delivery options within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in customer traffic and market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 23% of our net sales in both fiscal 2019 and 2018. Although we have not experienced difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions (including the potential effects of climate change). Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

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

As of December 29, 2019, we operated 123 stores in California, making California our largest market representing 36% of our total stores in fiscal 2019. We also have store concentration in Texas, Arizona and Colorado, operating 44, 41 and 31 stores in those states, respectively, and representing 13%, 12% and 9% of our total stores in fiscal 2019, respectively. As we consider accelerating our growth, we may become even more concentrated in these markets. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; wage increases; changes in economic conditions; floods, prolonged droughts or other severe weather conditions (whether or not caused by climate change); and other catastrophic occurrences, such as wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

Fluctuations in commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities. Many commodity prices are subject to significant fluctuations and may be impacted by tariffs. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us, and price decreases may result in our competitors reducing retail prices on items containing such ingredients. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs or competitive responses to decreasing prices, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. In addition, we may lower our retail prices in response to lower commodity costs or competitive conditions.  Our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Increases in certain costs affecting our marketing, advertising and promotions may adversely impact our ability to advertise effectively and reduce our profitability.

Postal rate increases, and increasing paper and printing costs affect the cost of our promotional mailings. In response to any future increase in printing or mailing costs, we may consider reducing the number and size of certain promotional pieces. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not party to any long-term contracts for the supply of paper. Future increases in costs affecting our marketing, advertising and promotions could adversely impact our ability to advertise effectively and our profitability.

A widespread health epidemic or other incidents beyond our control could materially impact our business.

Our business could be severely impacted by a widespread regional, national or global health epidemic or other incidents beyond our control such as terrorism, acts of violence and other crimes. Such events may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, these occurrences could adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

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

We utilize natural gas, water, sewer and electricity in our stores and our transportation providers use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events will increase the costs of operating our stores and distribution centers. Our shipping costs also may increase if fuel and freight prices increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition, results of operations and cash flows.

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

Dietary Supplement Risks. As a retailer of dietary supplements our sales of dietary supplements are regulated by FDA. However, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers for selling products that fail to adhere to requirements under FDCA, as amended by DSHEA. While FDCA provides FDA with the authority to remove products from the market that are adulterated or misbranded, state actors, and the Plaintiffs’ Bar have been targeting retailers and manufacturers of dietary supplements for failing to adhere to current good manufacturing practices and for false or misleading product statements.

Advertising and Product Claims Risks. In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition), and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or costly litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Organic and GMO Claims. We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. Additionally, the USDA has promulgated regulations that require disclosure of whether food offered for sale contains bioengineered (GMO) ingredients. Implementation began in January 2020.

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

We are subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know, consumer protection and alcoholic beverage sales. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

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

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or executive or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs; result in our unintended misinterpretation or noncompliance; expose us to litigation; require the reformulation of certain products or alternative sourcing from domestic suppliers or otherwise to meet new standards, regulations or trade restrictions; require the recall or discontinuance of certain products not able to be reformulated or alternatively sourced in compliance with new regulations or restrictions; impose additional recordkeeping; expand documentation of the properties of certain products; necessitate expanded or different labeling and/or scientific substantiation; or require us to discontinue certain operations. Any or all of such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Legal proceedings could materially impact our business, financial condition, results of operations and cash flows.

Our operations, which are characterized by a high volume of customer traffic and data collection and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, data privacy and other legal actions in the ordinary course of our business, including litigation arising from food-related illness or product labeling. In addition, our team members may, from time to time, bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows.

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

Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for leases, inventories, goodwill and intangible assets, store closures, insurance, income taxes, share-based compensation and accounting for mergers and acquisitions and other special items, are complex and involve subjective judgments. Changes in these rules or their interpretation may necessitate changes to our financial statement presentation and significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards may materially impact our reported financial condition and results of operations. For example, our adoption of ASC 842, Leases, effective in fiscal 2019 impacted our financial statement presentation and financial results.

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

If we are unable to maintain effective internal control over financial reporting, if we identify any material weaknesses therein, if we are unsuccessful in our efforts to remediate any such material weakness, if our management is unable to report that our internal control over financial reporting is effective when required, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the NASDAQ Stock Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill and other intangible assets. As of December 29, 2019, we had goodwill and intangible assets of approximately $368.1 million and $185.4 million, respectively, which represented approximately 14% and 7% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2017, 2018 and 2019, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions, which may include private engagement, publicity campaigns, proxy contests, efforts to force transactions not supported by our Board, and litigation, could be costly and time-consuming, may not align with our strategic plan and could divert the time and attention of our Board and management from our business. Perceived uncertainties as to our future direction as a result of stockholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our stock price, relationships with vendors, customers, prospective and current team members and others.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 29, 2019, we had 340 stores located in twenty-two states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Mexico	9
Arizona	39	North Carolina	4
California	114	Oklahoma	11
Colorado	32	Pennsylvania	1
Florida	6	South Carolina	1
Georgia	16	Tennessee	6
Kansas	5	Texas	43
Maryland	2	Utah	5
Missouri	3	Washington	1
Nevada	12

In fiscal 2018, we opened 30 new stores and closed two underperforming stores. In fiscal 2019, we opened 28 new stores and closed one underperforming store. Through February 20, 2020, we have opened one new store in fiscal 2020, bringing our total store count to 341.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 15 year term with three or four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance.

As of December 29, 2019, we utilized five distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

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

From time to time we are a party to legal proceedings, including matters involving personnel and employment issues, product liability, personal injury, intellectual property and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although our management does not expect that the outcome in these proceedings will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could materially impact our results.

See Note 19, “Commitments and Contingencies” to our Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 18, 2020 was 35. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

Share repurchase activity during the fourth fiscal quarter of 2019 was as follows:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may be purchased under the plans or programs (2)
Sep. 30, 2019 - Oct. 27, 2019	—	$-	—	$54,983
Oct. 28, 2019 - Nov. 24, 2019	—	$-	—	$54,983
Nov. 25, 2019 - Dec. 29, 2019	647,980	$20.06	647,980	$41,983
Total	647,980		647,980

(1)	Periodic information is presented by reference to our fiscal periods during the fourth quarter of 2019.
(2)

On February 20, 2018, our board of directors authorized a new $350 million share repurchase program of our common stock. The shares could be purchased on a discretionary basis from time to time through December 31, 2019, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The $42.0 million available as of December 29, 2019 remained unused upon this authorization’s December 31, 2019 expiration.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 28, 2014 and December 29, 2019, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 28, 2014 was the closing sale price on that day of $32.73 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Sprouts Farmers Market, Inc. under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

Set out below is selected financial data for and as of the end of fiscal 2015 through fiscal 2019.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Components of Operating Results” and Note 3, “Significant Accounting Policies”, to our Consolidated Financial Statements for more information.

	Fiscal 2019(1)	Fiscal 2018(1)	Fiscal 2017(1)	Fiscal 2016(1)	Fiscal 2015(2)
	(dollars in thousands, except per share data)
Statements of Income Data:
Net sales	$5,634,835	$5,207,336	$4,664,612	$4,046,385	$3,593,031
Cost of sales	3,740,017	3,459,861	3,097,582	2,682,937	2,388,140
Gross profit	1,894,818	1,747,475	1,567,030	1,363,448	1,204,891
Selling, general and administrative expenses	1,549,707	1,404,443	1,245,640	1,071,995	906,341
Depreciation and amortization (exclusive of depreciation included in cost of sales)	120,491	108,045	94,194	78,293	67,994
Store closure and other costs(3)	7,260	12,076	1,126	228	1,802
Income from operations	217,360	222,911	226,070	212,932	228,754
Interest expense, net	21,192	27,435	21,177	14,794	17,723
Other income	—	320	625	454	443
Loss on extinguishment of debt	—	—	—	—	(5,481)
Income before income taxes	196,168	195,796	205,518	198,592	205,993
Income tax provision(4)	46,539	37,260	47,078	74,286	77,002
Net income	$149,629	$158,536	$158,440	$124,306	$128,991
Per Share Data:
Net income per share—basic	$1.25	$1.23	$1.17	$0.84	$0.84
Net income per share—diluted	$1.25	$1.22	$1.15	$0.83	$0.83
Weighted average shares outstanding— basic	119,368	128,827	135,169	147,311	153,099
Weighted average shares outstanding— diluted	119,742	129,776	137,884	149,653	155,877

	As of
	Fiscal 2019(1)	Fiscal 2018(1)	Fiscal 2017(1)	Fiscal 2016(1)	Fiscal 2015(2)
Balance Sheet Data
Total assets (6)	2,722,983	1,675,614	1,581,603	1,439,893	1,426,364
Long term obligations, including capital, financing and finance lease obligations (7)	549,419	572,642	473,489	372,366	275,500
Total stockholders’ equity	581,952	589,196	650,694	672,909	822,992

	Fiscal 2019(1)	Fiscal 2018(1)	Fiscal 2017(1)	Fiscal 2016(1)	Fiscal 2015(2)
Comparable store sales growth	1.1%	2.1%	2.9%	2.7%	5.8%
Stores at end of period	340	313	285	253	217
Other Operating Data:
Stores at beginning of period	313	285	253	217	191
Opened(5)	28	30	32	36	27
Closed	(1)	(2)	—	—	(1)
Stores at end of period	340	313	285	253	217
Gross square feet at end of period	9,846,081	9,029,768	8,054,720	7,070,248	5,976,780
Average store size at end of period (gross square feet)	28,959	28,849	28,262	27,946	27,572

Note: This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes.

(1)	Fiscal 2016, 2017, 2018, and 2019 includes 52 weeks.
(2)	Fiscal 2015 includes 53 weeks.
(3)

Fiscal 2019 store closure and other costs include $4.1 million in one-time charges associated with impairment charges of long-lived assets and a one-time severance expense of $1.2 million associated with the transition of our former President and Chief Operating Officer. Fiscal 2018 store closure and other costs includes $8 million in non-cash one-time charges associated with lease termination obligations and asset disposals for two closed stores, as well as a one-time severance expense of $3.6 million associated with the resignation of our former CEO.

(4)

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

(5)	Stores opened is exclusive of one store relocation during fiscal 2016 and 2019.
(6)	Fiscal 2019 total assets includes the effect of adopting ASU No. 2016-02 – Leases (ASC 842) which now includes right-of-use assets.
(7)

For fiscal years 2015-2018, Long term obligations include capital and financing lease obligations under ASC 840. In fiscal year 2019, long term obligations include finance leases in accordance with ASC 842.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that has made healthy living accessible to shoppers for nearly two decades by offering affordable, fresh, natural and organic products. True to our farmers market heritage, Sprouts is known for pioneering our unique grocery model by offering a welcoming store layout featuring fresh produce at the center of the store, an expansive bulk foods section, and a vitamin department focused on overall wellness. Sprouts also offers a unique assortment of healthier products with special attributes, such as plant-based, gluten-free, keto-friendly, and grass-fed, to meet the growing and diverse needs of today’s consumer. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 340 stores in 22 states as of December 29, 2019, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of February 20, 2020, we have grown to 341 stores in 22 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through December 29, 2019, we have continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continuing positive comparable store sales and growing the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We expect to open approximately 20 new stores in 2020, of which one new store has opened through February 20, 2020. Beyond 2020, our store growth may accelerate beyond our historical growth rate, including penetration of new markets with a greater concentration of new stores.

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

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2019 was a 52-week year ending on December 29, 2019. Fiscal 2018 was a 52-week year ending on December 30, 2018, and fiscal 2017 was a 52-week year ending on December 31, 2017.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer. In 2015, we determined that we had sufficient data to estimate gift card breakage. Note 3, “Significant Accounting Policies” provides a gift card breakage definition. We do not include sales taxes in net sales.

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

Our net sales have increased as a result of new store openings and comparable store sales growth. Factors that influence comparable store sales growth and other sales trends include:

•	general economic conditions and trends, including levels of disposable income and consumer confidence;
•	product price inflation or deflation;
•	our competition, including competitive store openings in the vicinity of our stores and competitor pricing and merchandising strategies;
•	consumer preferences and buying trends;
•	our ability to identify market trends, and to source and provide product offerings that promote customer traffic and growth in average ticket;
•	the number of customer transactions and average ticket;
•	the prices of our products, including the effects of factors beyond our control, such as inflation, deflation and tariffs;
•	opening new stores in the vicinity of our existing stores; and
•	advertising, in-store merchandising and other marketing activities.

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

Our cost of sales and gross profit are correlated to sales volumes. As sales increase, gross margin is affected by the relative mix of products sold, pricing and promotional strategies, inventory shrinkage and leverage of fixed costs of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, store occupancy costs (including rent, property taxes, utilities, common area maintenance and insurance), advertising costs, buying cost, pre-opening and other administrative costs.

Depreciation and Amortization

Depreciation and amortization (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs

Store closure and other costs primarily reflects costs incurred related to store closures, including impairment charges of long-lived assets, severance and any exit costs associated with closing a store. One-time disaster recovery and executive severance costs are also included here.

Factors Affecting Comparability of Results of Operations

March 2018 Refinancing

In March 2018, we completed a transaction in which we refinanced our debt (referred to as the “March 2018 Refinancing”), as further discussed in “—Liquidity and Capital Resources” below. The March 2018 Refinancing resulted in an increase in borrowings, a reduction in interest rate and the recording of a loss on early extinguishment of debt (see Note 13, “Long-Term Debt and Finance Lease Liabilities”).

Adoption of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”

As a result of the adoption of ASU No. 2016-09, we recognized excess tax benefits related to the exercise of stock options in our income tax provision during fiscal 2017 (see Note 17, “Income Taxes”). Prior to the adoption, these items were recorded in Additional Paid-in Capital. During 2017, excess tax benefits were classified as an operating activity in the consolidated statement of cash flows, along with other income tax cash flows. Prior to adoption, excess tax benefits were classified as a financing activity. We have made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in no cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

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

Results of Operations for Fiscal 2019, 2018 and 2017

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$5,634,835	$5,207,336	$4,664,612
Cost of sales	3,740,017	3,459,861	3,097,582
Gross profit	1,894,818	1,747,475	1,567,030
Selling, general and administrative expenses	1,549,707	1,404,443	1,245,640
Depreciation and amortization (exclusive of depreciation included in cost of sales)	120,491	108,045	94,194
Store closure and other costs	7,260	12,076	1,126
Income from operations	217,360	222,911	226,070
Interest expense	21,192	27,435	21,177
Other income	—	320	625
Income before income taxes	196,168	195,796	205,518
Income tax provision	46,539	37,260	47,078
Net income	$149,629	$158,536	$158,440

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Other Operating Data:
Comparable store sales growth	1.1%	2.1%	2.9%
Stores at beginning of period	313	285	253
Opened	28	30	32
Closed	(1)	(2)	—
Stores at end of period	340	313	285

Comparison of Fiscal 2019 to Fiscal 2018

Net sales

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Net sales	$5,634,835	$5,207,336	$427,499	8%
Comparable store sales growth	1.1%	2.1%

Net sales during 2019 totaled $5.6 billion, increasing 8% over the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months. Comparable stores contributed approximately 91% of total sales for 2019 and approximately 89% for the prior fiscal year.

Cost of sales and gross profit

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Net sales	$5,634,835	$5,207,336	$427,499	8%
Cost of sales	3,740,017	3,459,861	280,156	8%
Gross profit	1,894,818	1,747,475	147,343	8%
Gross margin	33.6%	33.6%	0.0%

Gross profit increased during 2019 compared to 2018 by $147.3 million to $1.9 billion, primarily driven by increased sales volume.

Selling, general and administrative expenses

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,549,707	$1,404,443	$145,264	10%
Percentage of net sales	27.5%	27.0%	0.5%

Selling, general, and administrative expenses increased $145.3 million or 10% as compared to 2018. This increase is primarily related to the 28 new stores that opened in 2019, as well as costs associated with a full year of operations for 2018 store openings. As a percentage of net sales, selling, general and administrative expenses increased slightly primarily due to higher occupancy costs related to the adoption of the new lease accounting standard that went into effect at the beginning of fiscal 2019 as well as higher costs associated with the expansion of our home delivery program, healthcare costs and credit card fees.

Depreciation and amortization

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$120,491	$108,045	$12,446	12%
Percentage of net sales	2.1%	2.1%	0%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $12.4 million primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Store closure and other costs	$7,260	$12,076	$(4,816)	(40)%
Percentage of net sales	0.1%	0.2%	(0.1)%

Store closure and other costs in 2019 of $7.3 million includes $4.1 million of impairment losses related to the write-down of leasehold improvements as well as one-time severance expense of $1.2 million associated with the transition of our former President and Chief Operating Officer to Senior Advisor. In 2018, store closure and other costs included $8.0 million primarily related to lease termination obligations and asset disposals associated with the closure of two underperforming stores during the fourth quarter of 2018, as well as one-time severance expense of $3.6 million associated with the resignation of our former Chief Executive Officer.

Interest expense, net

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Long-term debt	$19,433	$14,920	$4,513	30%
Capital and financing leases	997	11,855	(10,858)	(92)%
Deferred financing costs	564	799	(235)	(29)%
Interest rate hedge and other	198	(139)	337	(242)%
Total interest expense, net	$21,192	$27,435	$(6,243)	(23)%

The decrease in interest expense is due to the reclassification of previously reported financing leases to operating leases in connection with the adoption of the new lease accounting standard that went into effect at the beginning of 2019, partially offset by the higher average balance outstanding under the Amended and Restated Credit Agreement to fund our share repurchase program. See Note 13, “Long-Term Debt and Finance Lease Liabilities” and Note 20, “Capital Stock.”

Income tax provision

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Income tax provision	$46,539	$37,260	$9,279	25%
Impact of Tax Act	—	2,573	(2,573)	(100)%
Income tax provision excluding impact of Tax Act	$46,539	$39,833	$6,706	17%
Income tax rate	23.7%	19.0%	4.7%

The effective tax rate increased to 23.7% in 2019 primarily due to the prior year excess tax benefits for the exercise of expiring pre-IPO options in the first half of fiscal year 2018.

Net income

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Net income	$149,629	$158,536	$(8,907)	(6)%
Percentage of net sales	2.7%	3.0%	(0.3)%

Net income decreased $8.9 million primarily due to higher occupancy costs related to the adoption of the new lease standard that went into effect at the beginning of 2019, as well as cycling a lower effective tax rate in 2018.

Diluted earnings per share

	Fiscal 2019	Fiscal 2018	Change	% Change
	(shares in thousands)
Diluted earnings per share	$1.25	$1.22	$0.03	2%
Diluted weighted average shares outstanding	119,742	129,776	(10,034)

Earnings per share included a benefit of $0.06 per share for 2019 and 2018, respectively, related to the share repurchase program.

Comparison of Fiscal 2018 to Fiscal 2017

Net sales

	Fiscal 2018	Fiscal 2017	Change	% Change
	(dollars in thousands)
Net sales	$5,207,336	$4,664,612	$542,724	12%
Comparable store sales growth	2.1%	2.9%

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

Gross profit increased during 2018 compared to 2017 by $180.4 million, to $1.7 billion, primarily driven by increased sales volume and strong performance in new stores opened.

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

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) increased $13.9 million primarily related to new store growth as well as remodel initiatives in older vintages.

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

Store closure and other costs were $1.1 million for 2017. During the third quarter of 2017, 14 of our stores were affected by hurricanes in three states.  Although physical damage was minimal, the stores experienced loss of business due to temporary closures, inventory loss and additional expenses to clean up and power the stores.  These costs, net of insurance recovery, totaled $0.7 million.

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

Net income in 2018 of $158.5 million includes $11.6 million (pre-tax) for one-time store closure and other costs discussed above, which nearly offset the favorable impact of new store growth.

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

Our calculation of ROIC for the fiscal years indicated was as follows:

	2019	2018	2017
	(dollars in thousands)
Net income	$149,629	$158,536	$158,440
Income Tax Adjustment from Tax Act (1)	—	(2,573)	(18,693)
Special items, net of tax (2), (3)	377	11,573	—
Interest expense, net of tax (3)	16,214	22,178	14,373
Net operating profit after-tax (NOPAT)	$166,220	$189,714	$154,120

Total rent expense, net of tax (3)	129,748	111,401	82,285
Estimated depreciation on operating leases, net of tax (3)	(61,898)	(49,016)	(36,205)
Estimated interest on operating leases, net of tax (3), (4), (5)	67,850	62,385	46,080
NOPAT, including effect of operating leases	$234,070	$252,099	$200,200

Average working capital	37,505	26,877	5,652
Average property and equipment	737,851	754,380	668,576
Average other assets	567,554	574,968	570,859
Average other liabilities	(120,521)	(199,233)	(158,193)
Average invested capital	$1,222,389	$1,156,992	$1,086,894

Average operating leases (6)	1,185,080	1,103,128	968,201
Average invested capital, including operating leases	$2,407,469	$2,260,120	$2,055,095

ROIC	13.6%	16.4%	14.2%
ROIC, including operating leases	9.7%	11.2%	9.7%

(1)

$18.7 million income tax credit related to the Tax Act enacted in December 2017 and $2.6 million income tax benefit related to tax calculation method changes recognized in the third quarter of 2018; see Note 17, “Income Taxes.”

(2)	Special items include the direct costs associated with store closure or relocations. After-tax impact includes the tax benefit on the pre-tax charge.
(3)	Net of tax amounts are calculated using the effective tax rate for the period presented.
(4)	2017 and 2018 interest on capitalized leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a 7% interest rate factor.
(5)	2019 interest on capitalized leases is calculated by multiplying operating leases by the 7.5% discount rate for each lease recorded as rent expense within direct store expense.
(6)

2019 average operating leases represents the net present value of outstanding operating lease obligation. 2018 average operating leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a 7.0 percent interest rate factor.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Cash, cash equivalents and restricted cash at end of period	$86,785	$2,248	$19,479
Cash from operating activities	$355,210	$294,379	$309,567
Cash used in investing activities	$(183,232)	$(177,082)	$(198,594)
Cash used in financing activities	$(87,441)	$(134,528)	$(103,959)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Amended and Restated Credit Agreement as discussed in Note 13, “Long-Term Debt and Finance Lease Liabilities” to fund our share repurchase programs. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities increased $60.8 million to $355.2 million in 2019 compared to $294.4 million in 2018. The increase in cash flows from operating activities is primarily a result of changes in working capital.

Cash flows from operating activities decreased $15.2 million to $294.4 million in 2018 compared to $309.6 million in 2017. The decrease in cash flows from operating activities is primarily a result of changes in working capital, partially offset by higher non-cash depreciation and amortization.

Cash flows from/ (used in) operating activities from changes in working capital were $72.7 million in 2019, compared to ($38.0) million in 2018 and $19.3 million in 2017. The increase in cash flows from operating activities for changes in working capital in 2019 compared to 2018 was primarily driven by elevated accounts payable and accrual balances in the current period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $183.2 million, $177.1 million, and $198.6 million for 2019, 2018, and 2017, respectively. The increase in cash flows used in investing activities is primarily due to more stores under construction in 2019 as compared to 2018.

We expect capital expenditures to be in the range of $120 - $130 million in 2020, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Amended and Restated Credit Agreement.

Financing Activities

Cash flows used in financing activities were $87.4 million for 2019 compared to $134.5 million for 2018. During 2019, cash flows used in financing activities primarily consisted of $176.3 million for stock repurchases, partially offset by $85.0 million of net borrowings on the Amended and Restated Credit Agreement and $4.9 million from the exercise of stock options.

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

Long-term Debt and Credit Facilities

Long-term debt increased $85.0 million to $538.0 million as of December 29, 2019 compared to December 30, 2018 due to net borrowings under our Amended and Restated Credit Agreement used to fund our share repurchase programs.

Long-term debt increased $105.0 million to $453.0 million as of December 30, 2018 compared to December 31, 2017 due to net borrowings under our Amended and Restated Credit Agreement used to fund our share repurchase programs.

See Note 13, “Long-Term Debt and Finance Lease Liabilities” for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (as defined therein).

Share Repurchase Program

On November 4, 2015, our board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, our board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, our board of directors authorized a $250 million common stock share repurchase program, which was completed during the second quarter of 2018. On February 20, 2018, our board of directors authorized a new $350 million common stock share repurchase program, of which $42.0 million remained available as of December 29, 2019. This amount remained unused upon this authorization’s December 31, 2019 expiration. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of December 29, 2019 (in thousands):

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$41,983

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate our company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs. See Note 13, “Long-Term Debt and Finance Lease Liabilities” of our audited consolidated financial statements, contained elsewhere in this Annual Report on Form 10-K, for more details.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 29, 2019	December 30, 2018
Number of common shares acquired	7,950,858	11,096,595
Average price per common share acquired	$22.18	$23.28
Total cost of common shares acquired	$176,310	$258,307

Shares purchased under our repurchase programs were subsequently retired.

Factors Affecting Liquidity

We can currently borrow under our Amended and Restated Credit Agreement, up to an initial aggregate commitment of $700.0 million, which may be increased from time to time pursuant to an expansion feature set forth in the Amended and Restated Credit Agreement.  We have previously utilized borrowings under our Amended and Restated Credit Agreement to fund our share repurchase program as described above.  The interest rate we pay on our borrowings increases as our leverage ratio increases.

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

We were in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of December 29, 2019.

Our Amended and Restated Credit Agreement is defined and more fully described in Note 13, “Long-Term Debt and Finance Lease Liabilities” of our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Recorded contractual obligations:
$700.0 million Credit Agreement (1)	$538,000	$—	$—	$538,000	$—
Operating lease liabilities (2)	1,720,206	196,406	372,653	319,851	831,296
Finance lease liabilities (2)	18,742	1,724	3,262	3,290	10,466
Unrecorded contractual obligations:
Interest payments on Credit Agreement (3)	69,122	21,137	42,912	5,073	—
Real estate obligations (4)	223,986	6,117	25,972	25,404	166,494
Purchase commitments (5)	13,932	5,518	8,414	—	—
Totals (6)	$2,583,988	$230,901	$453,213	$891,618	$1,008,256

(1)

The Amended and Restated Credit Agreement is scheduled to mature and the commitments thereunder will terminate on March 27, 2023, subject to extensions as set forth therein. These borrowings are reflected in the “3-5 Years” column and discussed in the financing activities section above. See Note 13, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Annual Report on Form 10-K.

(2)

Operating lease payments include $111.2 million related to options to extend lease terms that are reasonably certain of being exercised. We have subtenant agreements under which we will receive $1.7 million for the period of less than one year, $2.9 million for years one to three, $2.3 million for years four to five, and $2.5 million for the period beyond five years.

(3)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of December 29, 2019 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(4)	Real estate obligations include legally binding minimum lease payments for leases executed by not yet commenced.
(5)	Consists primarily of purchase commitments under noncancelable service and supply contracts.
(6)

As of December 29, 2019, we had recorded $46.9 million of liabilities related to our self-insurance programs. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

Impact of Deflation and Inflation

Deflation and inflation in the prices of food and other products we sell may periodically affect our sales, gross profit and gross margin. Food deflation across multiple categories, particularly in produce and proteins, could reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales. Food inflation, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. The short-term impact of deflation and inflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions.

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

Our non-perishable inventory is valued at the lower of cost or net realizable value using weighted averaging, the use of which approximates the FIFO method.

We believe that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 29, 2019 and December 30, 2018.

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

Lease Assumptions

The most significant estimates used by management in accounting for leases and the impact of those estimates are as follows:

Expected lease term—Our expected lease term includes both contractual lease periods and option periods that are determined to be reasonably certain. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. An increase in the expected lease term will increase the probability that a lease will be considered a finance lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheets.

Incremental borrowing rate—The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a finance lease. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a finance lease. For finance leases, the incremental borrowing rate is also used in allocating our rental payments between interest expense and a reduction of the outstanding obligation.

Fair market value of the leased asset—The fair market value of leased retail property is generally estimated based on comparable market data provided by third-party sources and evaluated using the experience of our development staff. Fair market value is used in determining whether the lease is accounted for as an operating lease or a finance lease.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. Our indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses. We also hold intangible assets with finite useful lives consisting of the “Sunflower Farmers Market” trade name.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Our qualitative assessment considered factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, turnover in key management personnel and overall changes in macroeconomic environment.

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

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2019, 2018 or 2017 because the fair value of those assets was substantially above carrying value.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. We recorded an impairment loss in 2019 during the normal course of business. We recorded an impairment loss during 2018, primarily related to asset write-offs in connection with the closure of two underperforming stores in the fourth quarter of 2018. No impairment was recorded during fiscal 2017. See Note 3, “Significant Accounting Policies” and Note 6, “Property and Equipment”.

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

Interest Rate Sensitivity

As described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our accompanying audited consolidated financial statements located elsewhere in this Annual Report on Form 10-K, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $538.0 million principal outstanding under our Amended and Restated Credit Agreement as of December 29, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $5.4 million annually. We have entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the three outstanding swaps at December 29, 2019 and the four outstanding swaps at December 30, 2018 was $250.0 million, respectively, under which we pay a fixed rate and receive a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $538.0 million principal outstanding under our Amended and Restated Credit Agreement as of December 29, 2019, each hundred basis point change in LIBOR would result in a change in interest expense by $2.9 million annually.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 29, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019. This matter is also discussed below as a critical audit matter.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Store-level Long-lived Assets

As described in Notes 3, 6, and 7 to the consolidated financial statements, the Company’s property and equipment, net of accumulated depreciation, was $741.5 million as of December 29, 2019. Additionally, the Company had $1.0 billion of operating and finance lease assets as of December 29, 2019. During 2019, the Company recorded an impairment charge of $4.1 million on store-level long-lived assets. Management assesses its long-lived assets, including property and equipment, right-of-use assets and finite-lived intangible assets, for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Management groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by that asset.  The impairment analysis contains management assumptions about key variables including sales growth rate, gross margin, payroll and other controllable expenses. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available.

The principal considerations for our determination that performing procedures relating to the impairment of store-level long-lived assets is a critical audit matter are there was significant judgment by management in developing the estimated future undiscounted cash flows expected to be generated by the asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the undiscounted cash flows, including the significant assumptions for sales growth rate and gross margin.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment of long-lived assets, including controls over the development of assumptions used in the valuation of the asset groups. These procedures also included, among others, testing management’s process for developing the undiscounted cash flows, evaluating the appropriateness of the undiscounted cash flow model, testing the completeness, accuracy and relevance of underlying data used in the valuation, and evaluating the significant assumptions used by management, including sales growth rate and gross margin. Evaluating management’s assumptions related to sales growth rate and gross margin involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of each asset group, (ii) consistency with external market and industry data, and (iii) consistency with evidence obtained in other areas of the audit.

Adoption of Accounting Standard on Leases

As described above and in Note 3 to the consolidated financial statements, the Company adopted the accounting standard on leases in 2019, which resulted in the recognition of operating lease assets and liabilities of approximately $1.0 billion and $1.1 billion, respectively, as of December 31, 2018, the first day of fiscal year 2019. Additionally, the Company recognized a cumulative effect adjustment, which increased retained earnings by $11.4 million, net of tax. Management elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits companies not to reassess prior conclusions on lease identification, lease classification and initial direct costs. Management did not elect the hindsight practical expedient. In addition, the Company derecognized approximately $114.0 million of lease obligations and $102.6 million of net assets related to leases that had been classified as financing lease obligations under the former failed-sale leaseback guidance, and are now classified as operating leases as of the transition date.

The principal considerations for our determination that performing procedures relating to the adoption of accounting standard on leases is a critical audit matter are there was significant judgment by management in the interpretation and application of the leasing transition guidance. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the reasonableness of management’s judgments related to the leasing transition guidance, specifically related to the derecognition of financing lease obligations and the recognition of the operating lease assets and liabilities. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the adoption of accounting standard on leases, including controls related to the application of the transition guidance. These procedures also included, among others, (i) examining the executed lease agreements, (ii) evaluating the significant judgments used by management in the interpretation and application of the leasing transition guidance, specifically related to the derecognition of financing lease obligations and the recognition of operating lease assets and liabilities, and (iii) calculating the operating lease asset and liability based on the terms and conditions of each lease. In evaluating the judgments used in the derecognition of financing lease obligations and recognition of operating lease assets and liabilities, management’s analysis and conclusions were obtained and the applicability of the transition guidance was evaluated.  Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s judgments, including interpretation and application of the leasing transition guidance.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 20, 2020

We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$85,314	$1,588
Accounts receivable, net	15,713	40,564
Inventories	275,979	264,366
Prepaid expenses and other current assets	10,833	27,323
Total current assets	387,839	333,841
Property and equipment, net of accumulated depreciation	741,508	766,429
Operating lease assets, net	1,028,436	—
Intangible assets, net of accumulated amortization	185,395	194,803
Goodwill	368,078	368,078
Other assets	11,727	12,463
Total assets	$2,722,983	$1,675,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	261,326	$253,969
Accrued salaries and benefits	48,579	48,603
Current portion of capital and financing lease obligations	—	7,428
Current portion of operating lease liabilities	106,153	—
Current portion of finance lease liabilities	754	—
Total current liabilities	416,812	310,000
Long-term capital and financing lease obligations	—	119,642
Long-term operating lease liabilities	1,078,927	—
Long-term debt and finance lease liabilities	549,419	453,000
Other long-term liabilities	41,517	153,377
Deferred income tax liability	54,356	50,399
Total liabilities	2,141,031	1,086,418
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,543,668 shares issued and outstanding, December 29, 2019; 124,975,691 shares issued and outstanding, December 30, 2018	117	124
Additional paid-in capital	670,966	657,140
Accumulated other comprehensive income (loss)	(4,682)	1,134
Accumulated deficit	(84,449)	(69,202)
Total stockholders’ equity	581,952	589,196
Total liabilities and stockholders’ equity	$2,722,983	$1,675,614

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net sales	$5,634,835	$5,207,336	$4,664,612
Cost of sales	3,740,017	3,459,861	3,097,582
Gross profit	1,894,818	1,747,475	1,567,030
Selling, general and administrative expenses	1,549,707	1,404,443	1,245,640
Depreciation and amortization (exclusive of depreciation included in cost of sales)	120,491	108,045	94,194
Store closure and other costs	7,260	12,076	1,126
Income from operations	217,360	222,911	226,070
Interest expense, net	21,192	27,435	21,177
Other income	—	320	625
Income before income taxes	196,168	195,796	205,518
Income tax provision	46,539	37,260	47,078
Net income	$149,629	$158,536	$158,440
Net income per share:
Basic	$1.25	$1.23	$1.17
Diluted	$1.25	$1.22	$1.15
Weighted average shares outstanding:
Basic	119,368	128,827	135,169
Diluted	119,742	129,776	137,884

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net income	$149,629	$158,536	$158,440

Other comprehensive income (loss), net of tax
Unrealized gain (losses) on cash flow hedging activities, net of income tax of ($2,012), $663, and ($271)	(5,816)	1,918	(784)
Total other comprehensive income (loss)	$(5,816)	$1,918	$(784)

Comprehensive income	$143,813	$160,454	$157,656

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2017	140,002,242	$140	$597,269	$75,500	$—	$672,909
Net income	—	—	—	158,440	—	158,440
Other comprehensive income (loss)	—	—	—	—	(784)	(784)
Issuance of shares under stock plans	2,144,669	2	9,298	—	—	9,300
Repurchase and retirement of common stock	(9,696,819)	(10)	—	(203,382)	—	(203,392)
Share-based compensation	—	—	14,221	—	—	14,221
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	(784)	$650,694
Net income	—	—	—	158,536	—	158,536
Other comprehensive income (loss)	—	—	—	—	1,918	1,918
Issuance of shares under stock plans	3,227,693	3	21,840	—	—	21,843
Repurchase and retirement of common stock	(11,096,595)	(11)	—	(258,296)	—	(258,307)
Share-based compensation	—	—	14,512	—	—	14,512
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	149,629	—	149,629
Other comprehensive income (loss)	—	—	—	—	(5,816)	(5,816)
Issuance of shares under stock plans	822,586	1	4,877	—	—	4,878
Repurchase and retirement of common stock	(7,950,858)	(8)	—	(176,302)	—	(176,310)
Share-based compensation	—	—	8,949	—	—	8,949
Impact of adoption of ASC 842 related to leases	—	—	—	11,426	—	11,426
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities
Net income	$149,629	$158,536	$158,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	122,804	110,749	96,987
Operating lease asset amortization	81,842	—	—
Store closure and other costs	4,113	4,115	—
Share-based compensation	8,949	14,512	14,221
Deferred income taxes	(216)	23,333	7,803
Other non-cash items	4,136	1,482	2,086
Changes in operating assets and liabilities:
Accounts receivable	36,062	(7,666)	(4,920)
Inventories	(11,612)	(34,824)	(25,079)
Prepaid expenses and other current assets	19,208	(2,908)	(2,733)
Other assets	(1,275)	(5,086)	(114)
Accounts payable and other accrued liabilities	28,699	4,366	39,244
Accrued salaries and benefits	295	3,039	12,764
Operating lease liabilities	(88,002)	—	—
Other long-term liabilities	578	24,731	10,868
Cash flows from operating activities	355,210	294,379	309,567
Cash flows from investing activities
Purchases of property and equipment	(183,232)	(177,083)	(198,624)
Proceeds from sale of property and equipment	—	1	30
Cash flows used in investing activities	(183,232)	(177,082)	(198,594)
Cash flows from financing activities
Proceeds from revolving credit facilities	265,405	233,000	153,000
Payments on revolving credit facilities	(180,405)	(128,000)	(60,000)
Payments on capital and financing lease obligations	—	(4,517)	(4,192)
Payments on finance lease liabilities	(690)	—	—
Payments of deferred financing costs	—	(2,131)	—
Cash from landlord related to capital and financing lease obligations	—	3,643	1,325
Repurchase of common stock	(176,310)	(258,307)	(203,392)
Proceeds from exercise of stock options	4,878	21,843	9,300
Other	(319)	(59)	—
Cash flows used in financing activities	(87,441)	(134,528)	(103,959)
Increase / (Decrease) in cash, cash equivalents, and restricted cash	84,537	(17,231)	7,014
Cash, cash equivalents, and restricted cash at beginning of the period	2,248	19,479	12,465
Cash, cash equivalents, and restricted cash at the end of the period	$86,785	$2,248	$19,479

Supplemental disclosure of cash flow information
Cash paid for interest	$20,293	$27,086	$20,759
Cash paid for income taxes	44,637	15,527	33,475

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$18,515	$12,001	$17,869
Property acquired through capital and financing lease obligations	—	9,081	23,882

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers fresh, natural and organic food through a complete shopping experience that includes fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, baked goods, dairy products, frozen foods, beer and wine, natural body care and household items catering to consumers’ growing interest in health and wellness. As of December 29, 2019, the Company operated 340 stores in 22 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

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

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2019	2018	2017
Perishables	57.7%	57.5%	58.0%
Non-Perishables	42.3%	42.5%	42.0%

All dollar amounts are in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current year presentation.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2019 ended on December 29, 2019 and included 52-weeks. Fiscal year 2018 ended on December 30, 2018 and included 52-weeks, fiscal year 2017 ended on December 31, 2017 and included 52-weeks. Fiscal years 2019, 2018, and 2017 are referred to as 2019, 2018, and 2017, respectively.

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include, but are not limited to: inventory valuations, lease assumptions, self-insurance reserves, impairment of long-lived assets, fair values of share-based awards and derivatives, and income taxes. Actual results could differ from those estimates.

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

	As Of
	December 29, 2019	December 30, 2018
Due from banks for debit and credit card transactions	$49,405	$52,896

Restricted Cash

Restricted cash relates to the Company’s defined benefit plan forfeitures and the Company’s healthcare plan benefits of approximately $1.5 million and $0.7 million as of December 29, 2019 and December 30, 2018, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents billings to vendors for scan, advertising and other rebates, and billings to landlords for tenant allowances. Accounts receivable also includes receivables from the Company’s insurance carrier for payments expected to be made in excess of self-insured retentions. The Company provides an allowance for doubtful accounts when a specific account is determined to be uncollectible.

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

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 29, 2019 and December 30, 2018.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation expense, which includes the amortization of assets recorded as finance leases, is computed using the straight-line method over the estimated useful lives of the individual assets. Terms of leases used in the determination of estimated useful lives may include renewal options if the exercise of the renewal option is determined to be reasonably certain.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. The Company’s indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses. The Company also holds intangible assets with finite useful lives consisting of the “Sunflower Farmers Market” trade name. The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and is amortized on a straight-line basis over an estimated useful life of 10 years from the date of its acquisition by the Company.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considered factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, turnover in key management personnel and overall changes in macroeconomic environment. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we compare the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

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

The Company has determined its business consists of a single reporting unit, healthy grocery stores. The Company has had no goodwill impairment charges for the past three fiscal years. See Note 8, “Intangible Assets” and Note 9, “Goodwill” for further discussion.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, right-of-use assets and finite-lived intangible assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  These events primarily include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or a decision to close or relocate a store. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by that asset group. Our impairment analysis contains management assumptions about key variables including sales growth rate, gross margin, payroll and other controllable expenses.

If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available. In 2019, the Company recorded an impairment loss as part of the normal course of business primarily related to the write-down of leasehold improvements. In fiscal year 2018, the Company recorded an impairment loss related to leasehold improvements, furniture, fixtures and equipment due to the closure of two stores. There were no impairment charges in 2017. These charges are recorded as a component of Store closure and other costs in the accompanying consolidated statement of income.

Deferred Financing Costs

The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Amended and Restated Credit Agreement and Former Credit Facility (as defined in Note 13, “Long-Term Debt and Finance Lease Liabilities”), deferred financing costs are amortized on a straight-line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as loss on extinguishment of debt. The current and noncurrent portions of deferred financing costs are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying consolidated balance sheets.

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

The Company’s lease assets represent a right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities and the related rent expense are recognized at the lease commencement date (date on which the Company gains access to the property) based on the estimated present value of lease payments over the lease term, net of landlord allowances expected to be received. The Company accounts for the lease and non-lease components as a single lease component for all current classes of leases.

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

Fair Value Measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value in accordance with ASC 820. This framework establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments, impairment analysis of goodwill, intangible assets, and long-lived assets. Impairment losses related to store-level assets are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted market based weighted-average cost of capital, comparable store sales growth assumptions, and third party property appraisal data. Therefore, these inputs are classified as a level 3 measurement in the fair value hierarchy.

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

Revenue Recognition

The Company’s performance obligations are satisfied upon the transfer of goods to the customer, which occurs at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer and the performance obligation is satisfied by the Company. The Company’s gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented.

	Balance as of December 30, 2018	Gift Cards Issued During Current Period But Not Redeemed(a)	Revenue Recognized From Beginning Liability	Balance as of December 29, 2019
Gift card liability, net	14,629	11,729	(10,456)	15,902
(a)net of estimated breakage

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of December 29, 2019.

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

The Company’s largest supplier accounted for approximately 40%, 34% and 34% of total purchases during 2019, 2018, and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, common area maintenance and insurance), advertising costs, buying cost, pre-opening and other administrative costs.

The Company charges certain vendors to place advertisements in the Company’s in-store guide and circulars under a cooperative advertising program. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $57.2 million, $50.2 million and $42.3 million for 2019, 2018, and 2017, respectively.

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

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate. The Company’s U.S. federal income tax return for the fiscal year ended December 31, 2017, is currently under examination by the Internal Revenue Service.

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

Refer to Note 7, “Leases”, for additional information related to the Company’s updated lease accounting policy.

Leases – Codification Improvements

In March 2019, the FASB issued ASU no. 2019-01, “Leases (Topic 842) Codification Improvements. The amendments in this update provide clarifications related to lessors, and required transition disclosures related to the adoption of the new lease standard. The Company adopted this standard commensurate with the adoption of ASU 2016-02, “Leases (Topic 842) in December 2018. The adoption did not have a material effect on the Company’s consolidated financial statements.

Intangibles – Goodwill

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this update eliminate the second step of the goodwill impairment test and provide that an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted this standard in the fourth quarter of 2019. The adoption did not have a material impact to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking credit loss model for accounts receivables and other financial instruments. The guidance will be effective for the Company for its Fiscal year 2020. We do not expect the adoption of this ASU to materially impact the Company’s consolidated financial statements.

Stock Compensation – Scope of Modification Accounting

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

Income Taxes –Accounting for Income Taxes

In December 2019, the FASB issued ASU no. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” Among other things, the amendment removes certain exceptions for periods with operating losses, and reduces the complexity surrounding franchise tax, step up in tax basis of goodwill in conjunction with a business combination, and timing of enacting changes in tax laws during interim periods. The amendments in this update are effective for the Company for its fiscal year 2021 with early adoption permitted. The Company does not expect this update to have a material effect on the company’s consolidated financial statements.

No other new accounting pronouncements issued or effective during fiscal 2019 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	December 29, 2019	December 30, 2018
Landlords	$7,565	$5,031
Vendors	5,378	20,589
Insurance	938	11,320
Supply rebates	749	1,400
Other	1,083	2,224
Total	$15,713	$40,564

The Company recorded allowances for certain vendor receivables of $0.5 million and $0.4 million at December 29, 2019 and December 30, 2018, respectively.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 29, 2019	December 30, 2018
Prepaid expenses	$8,784	$7,806
Restricted cash	1,470	660
Prepaid rent	15	16,935
Fair value of hedge	—	944
Income tax receivable	—	414
Other current assets	564	564
Total	$10,833	$27,323

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	December 29, 2019	December 30, 2018
Land and finance lease assets	$15,753	$162,084
Furniture, fixtures and equipment	666,050	579,673
Leasehold improvements	589,211	473,728
Construction in progress	48,311	33,813
Total property and equipment	1,319,325	1,249,298
Accumulated depreciation and amortization	(577,817)	(482,869)
Property and equipment, net	$741,508	$766,429

Depreciation expense was $121.3 million, $110.3 million and $96.6 million for 2019, 2018, and 2017, respectively. Depreciation expense is primarily reflected in depreciation and amortization on the consolidated statements of income.

Impairment expense was $4.1 million and $4.6 million for 2019 and 2018, respectively. There was no impairment expense recognized in 2017.

7. Leases

ASC 842 Disclosures

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost for the fiscal year ended December 29, 2019 were as follows:

		Year Ended
	Classification	December 29, 2019
Operating lease cost	Selling, general and administrative expenses(1)	$177,089
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	966
Interest on lease liabilities	Interest expense	997
Variable lease cost	Selling, general and administrative expenses(1)	53,731
Sublease income	Selling, general and administrative expenses	(1,057)
Total net lease cost		$231,726

(1)	Supply chain-related amounts of $8.2 million of total net lease cost are included in cost of sales.

Supplemental balance sheet information related to leases was as follows:

		As of
	Classification	December 29, 2019
Assets
Operating	Operating lease assets	$1,028,436
Finance	Property and equipment, net	10,184
Total lease assets		$1,038,620
Liabilities
Current
Operating	Current portion of operating lease liabilities	$106,153
Finance	Current portion of finance lease liabilities	754
Noncurrent
Operating	Long-term operating lease liabilities	1,078,927
Finance	Long-term debt and finance lease liabilities	11,419
Total lease liabilities		$1,197,253

As of December 29, 2019
Weighted average remaining lease term (years)
Operating leases	10.2
Finance leases	10.7
Weighted average discount rate
Operating leases	7.5%
Finance leases	8.3%

Supplemental cash flow and other information related to leases was as follows:

Year Ended
December 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$153,292
Operating cash flows for finance leases	997

Lease assets obtained in exchange for lease liabilities:
Finance leases	$-
Operating leases	160,134

Maturities of lease liabilities:

	Operating Leases(1)	Finance Leases	Total
2020	$196,406	$1,724	$198,130
2021	190,983	1,591	192,574
2022	181,669	1,671	183,340
2023	159,385	1,556	160,941
2024	160,466	1,734	162,200
2025	154,224	1,904	156,128
Thereafter	677,073	8,562	685,635
Total lease payments	1,720,206	18,742	1,738,948
Less: Imputed interest	(535,126)	(6,569)	(541,695)
Total lease liabilities	1,185,080	12,173	1,197,253
Less: Current portion	(106,153)	(754)	(106,907)
Long-term lease liabilities	$1,078,927	$11,419	$1,090,346

(1)

Operating lease payments include $111.2 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $224.0 million of legally binding minimum lease payments for leases executed but not yet commenced.

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

8. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at December 31, 2017	Additions	Balance at December 30, 2018
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	—	1,800
Leasehold interests	18,773	—	18,773
Total intangible assets	$205,533	$—	$205,533
Accumulated Amortization
Finite-lived trade names	$(1,005)	$(180)	$(1,185)
Leasehold interests	(8,323)	(1,222)	(9,545)
Total accumulated amortization	$(9,328)	$(1,402)	$(10,730)

	Balance at December 30, 2018	Additions/ Transfers(1)	Balance at December 29, 2019
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	—	1,800
Leasehold interests	18,773	(18,773)	—
Total intangible assets	$205,533	$(18,773)	$186,760
Accumulated Amortization
Finite-lived trade names	$(1,185)	$(180)	$(1,365)
Leasehold interests	(9,545)	9,545	—
Total accumulated amortization	$(10,730)	$9,365	$(1,365)

(1)

As of the first day of fiscal 2019, the favorable leasehold interest balance was reclassified into the new operating lease asset balance due to the adoption of ASC 842. As a result, the amortization of these assets is recorded as part of the single rent expense to be recorded on a monthly basis for each lease. Refer to Note 7, “Leases”, for further details.

Amortization expense was $0.2 million, $1.4 million and $1.4 million for 2019, 2018, and 2017, respectively. Future amortization expense associated with the net carrying amount of the finite-lived trade name is $0.4 million and will be recognized over the remaining amortization period of 2.4 years.

9. Goodwill

The Company’s goodwill balance was $368.1 million as of December 29, 2019 and December 30, 2018. As of December 29, 2019 and December 30, 2018 the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisition of Sunflower Farmers Market stores and Henry’s Farmers Market stores.

10. Other Assets

As of December 29, 2019 and December 30, 2018, other assets of $11.7 and $12.5 million, respectively, primarily consisted of deferred software as a service, deferred financing costs, sublease deferred rent, capitalized durable supplies, and miscellaneous other assets.

11. Accounts Payable and Other Accrued Liabilities

A summary of accounts payable and other accrued liabilities is as follows:

	As Of
	December 29, 2019	December 30, 2018
Trade accounts payable	$122,839	$120,265
Self-insurance reserves	22,806	23,818
Accrued occupancy related (CAM, property taxes, etc.)	16,211	27,062
Gift cards, net of breakage	15,902	14,629
Accrued income, sales, and use tax	14,015	10,677
Other accrued liabilities	69,553	57,518
Total	$261,326	$253,969

12. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	December 29, 2019	December 30, 2018
Bonuses	$16,800	$17,333
Payroll	15,667	14,078
Vacation	11,880	11,679
Severance and other	4,232	5,513
Total	$48,579	$48,603

13. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	December 29, 2019	December 30, 2018
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$538,000	$453,000
Finance lease liabilities (see Note 7, "Leases")	Various	n/a	11,419	—
Long-term debt and finance lease liabilities			$549,419	$453,000

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of December 29, 2019.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $26.8 million have been issued as of December 29, 2019, primarily to support the Company’s insurance programs.

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

The interest rate on approximately 47% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 22, “Derivative Financial Instruments”).

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

During fiscal year 2019, the Company borrowed an additional $265.4 million, primarily for share repurchases, and made a total of $180.4 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $538.0 million as of December 29, 2019. During fiscal year 2018, the Company borrowed an additional $233.0 million, primarily for share repurchases, and made a total of $128.0 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $453.0 million as of December 30, 2018.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of December 29, 2019.

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

14. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	December 29, 2019	December 30, 2018
Long term portion of self insurance reserves	$24,058	$23,774
Unamortized lease incentives	—	73,709
Deferred Rent	—	35,473
Other	17,459	20,421
Total	$41,517	$153,377

15. Self-Insurance Programs

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

The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $1.6 million and a $2.6 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at December 29, 2019 and December 30, 2018, respectively. The Company recorded amounts for general liability, worker’s compensation and team member health benefit liabilities of $46.9 million and $47.6 million at December 29, 2019 and December 30, 2018, respectively. See Note 11, “Accounts Payable and Other Accrued Liabilities” for current amounts recorded for general liability, workers’ compensation and team member health benefit liabilities.

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

Total expense recorded for the matching under the Plan:

Year Ended
December 29, 2019	December 30, 2018	December 31, 2017
$5,756	$4,981	$4,067

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

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
U.S. Federal—current	$36,091	$9,319	$31,667
U.S. Federal—deferred	186	19,441	6,551
U.S. Federal—total	36,277	28,760	38,218
State—current	8,649	5,271	7,337
State—deferred	1,613	3,229	1,523
State—total	10,262	8,500	8,860
Total provision	$46,539	$37,260	$47,078

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.4	3.8	3.2
Tax Act benefit	—	—	(9.1)
Excess tax benefits from share based payments	—	(5.2)	(4.3)
Change in uncertain tax position reserves	(1.1)	1.5	—
Benefit of federal tax credit	(1.6)	(0.7)	(0.7)
Other, net	1.0	(1.4)	(1.2)
Effective tax rate	23.7%	19.0%	22.9%

The effective income tax rate increased to 23.7% in 2019 from 19.0% in 2018 primarily due to the volume of expiring pre-IPO options exercises in FY 2018, partially offset by an increase in the Company’s federal tax credit benefit. The effective income tax rate decreased to 19.0% in 2018 from 22.9% in 2017 primarily due to the recognition of excess tax benefits related to the exercise or vesting of share-based awards in the income tax provision resulting from the adoption of ASU 2016-09 and the realization of a benefit associated with accelerating deductions into prior periods subject to the higher 35% federal corporate income tax rate. This decrease is offset by an increase in the Company’s accrual for unrecognized tax benefits as illustrated below.

Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax detriment resulting from share-based awards was $1.6 million for 2019 and is reflected as an increase to the respective 2019 income tax provision. The income tax benefits resulting from share-based awards were $12.4 million and $9.9 million for 2018 and 2017, respectively, and are reflected as a reduction to the 2018 and 2017 income tax provision.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 29, 2019	December 30, 2018
Deferred tax assets
Employee benefits	$14,663	$17,879
Tax credits	427	413
Lease related	44,790	65,141
Other accrued liabilities	5,027	4,456
Charitable contribution carryforward	7,819	10,799
Inventories and other	3,520	1,333
Total gross deferred tax assets	76,246	100,021
Deferred tax liabilities
Depreciation and amortization	(97,309)	(123,543)
Intangible assets	(33,293)	(26,877)
Total gross deferred tax liabilities	(130,602)	(150,420)
Net deferred tax (liability) / asset	$(54,356)	$(50,399)

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of December 29, 2019 and December 30, 2018.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 29, 2019	December 30, 2018	December 31, 2017
Beginning balance	$3,658	$794	$819
Additions based on tax positions related to the current year	289	2,864	95
Reductions for tax positions for prior years	(2,604)	—	(120)
Ending balance	$1,343	$3,658	$794

The Company had unrecognized tax benefits (tax effected) of $1.3 million and $3.7 million as of December 29, 2019 and December 30, 2018, respectively. These would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates a decrease in the total amount of unrecognized tax benefits during the next twelve months related to depreciation for transaction cost allocation in the amount of $0.1 million.

The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2016 through 2018 and state tax returns for the tax years 2015 through 2018. The Company’s U.S. federal income tax return for the fiscal year ended December 31, 2017 is currently under examination by the Internal Revenue Service.

18. Related-Party Transactions

A former member of the Company’s board of directors is an investor in a company that is a supplier of coffee to the Company for resale. During 2019, 2018, and 2017, there were no purchases, $2.6 million and $10.9 million, respectively. As of December 29, 2019 and December 30, 2018, the Company had no recorded accounts payable due to this vendor. Effective January 1, 2019, this director no longer held an ownership interest in the supplier and effective June 20, 2019, this director resigned from the Company’s board of directors.

19. Commitments and Contingencies

Commitments

Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced were $224.0 million as of December 29, 2019.

In addition to its lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 29, 2019, total future purchase commitments were $13.9 million.

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

Securities Action

On March 4, 2016, a complaint was filed in the Superior Court for the State of Arizona against the Company and certain of its directors and officers on behalf of a purported class of purchasers of shares of the Company’s common stock in its underwritten secondary public offering which closed on March 10, 2015 (the “March 2015 Offering”). The complaint purported to state claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on an alleged failure by the Company to disclose adequate information about produce price deflation in the March 2015 Offering documents. The complaint sought damages on behalf of the purported class in an unspecified amount, rescission, and an award of reasonable costs and attorneys’ fees. On August 4, 2018, the Company reached an agreement in principle to settle these claims.  The parties’ settlement agreement was approved by the court on May 31, 2019 and the complaint was subsequently dismissed. The settlement was funded from the Company’s directors and officers liability insurance policy and did not have a material impact on the consolidated financial statements.

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of the Company’s current and former team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of the Company’s team members. The complaints alleged the Company failed to properly safeguard the PII in accordance with applicable law.  The complaints sought damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. On March 1, 2019, a number of individual plaintiffs filed arbitration demands. On May 15, 2019, certain other plaintiffs filed a second amended class action complaint in the District of Arizona, alleging that certain subclasses of team members are not subject to the Company’s arbitration agreement and attempted to pursue those team members’ claims in federal court. In late August 2019, the Company reached an agreement in principle to settle the majority of these claims, which were funded in the fourth quarter of 2019. Primary funding for the settlement came from the Company’s cyber insurance policy, and the settlement did not have a material impact on the consolidated financial statements. A small group of four (4) individual claimants will proceed with arbitration of their claims.  The Company intends to defend the arbitrations vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the arbitrations.

Proposition 65 Coffee Action

On April 13, 2010, an organization named Council for Education and Research on Toxics (“CERT”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against nearly 80 defendants who manufacture, package, distribute or sell brewed coffee, including the Company. CERT alleged that the defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. CERT seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties.

The Company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On June 15, 2018, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” The proposed regulation has been finalized with an effective date of October 1, 2019. The defendants have amended their answers to assert the regulation as an affirmative defense.

On March 23, 2020, the trial court will hear cross-motions for summary judgment on the affirmative defense. If the court determines that the regulation applies to this case, and rejects CERT’s challenges to the validity of the regulation, the case will be dismissed. If the court determines that the regulation does not apply to this case, or upholds one or more of CERT’s challenges, then the court will set the case for trial of the remaining issues – civil penalties and injunctive relief.

At this stage of the proceedings, prior to a trial on the remedies issues, the Company is unable to predict or reasonably estimate the potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

20. Capital Stock

Common stock

As of December 29, 2019, 117,543,668 shares of the Company’s common stock were issued and outstanding, including 90,750 restricted shares, after the repurchase and retirement of 7,950,858 shares during 2019 and the repurchase and retirement of 11,096,595 shares during 2018, as described below. As of December 29, 2019, 6,007,771 shares of common stock are reserved for issuance under the 2013 Incentive Plan (see Note 26, “Share-Based Compensation”). The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2019, 2018, and 2017.

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Options exercised	316,493	2,824,460	1,863,059

Share Repurchases

On November 4, 2015, the Company’s board of directors authorized a $150 million common stock share repurchase program, which was completed during the second quarter of 2016. On September 6, 2016, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the first quarter of 2017. On February 20, 2017, the Company’s board of directors authorized a $250 million common stock share repurchase program, which was completed during the second quarter of 2018. On February 20, 2018, the Company’s board of directors authorized a new $350 million common stock share repurchase program, of which $42.0 million remained available as of December 29, 2019; this amount remained unused upon this authorization’s December 31, 2019 expiration. The following table outlines the share repurchase programs authorized by the board, and the related repurchase activity and available authorization as of December 29, 2019:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
November 4, 2015	November 4, 2017	$150,000	$150,000	$—
September 6, 2016	December 31, 2017	$250,000	$250,000	$—
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$41,983

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time prior to the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs (see Note 13, “Long-Term Debt and Finance Lease Liabilities”).

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 29, 2019	December 30, 2018
Number of common shares acquired	7,950,858	11,096,595
Average price per common share acquired	$22.18	$23.28
Total cost of common shares acquired	$176,310	$258,307

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Basic net income per share:
Net income	$149,629	$158,536	$158,440
Weighted average shares outstanding	119,368	128,827	135,169
Basic net income per share	$1.25	$1.23	$1.17
Diluted net income per share:
Net income	$149,629	$158,536	$158,440
Weighted average shares outstanding	119,368	128,827	135,169
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	52	429	2,378
Restricted Stock Units	178	220	142
Restricted Stock Awards	55	136	119
Performance Share Awards	89	164	76
Weighted average shares and equivalent shares outstanding	119,742	129,776	137,884
Diluted net income per share	$1.25	$1.22	$1.15

The computation of diluted earnings per share for 2019 does not include 521,502 options and 302,621 PSAs as those awards were antidilutive. The computation of diluted earnings per share for 2018 does not include 1,105,334, options and 128,854 PSAs as those awards were antidilutive. The computation of diluted earnings per share for 2017 does not include 1,908,262 options, 10,364 RSUs, and 148,944 PSAs as those awards were antidilutive.

22. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consisted of five cash flow hedges, of which three remain outstanding as of December 29, 2019. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the three outstanding swaps was $250.0 million at December 29, 2019, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2020 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level.

The following table summarizes the fair value of the Company’s derivative instruments:

	As of December 29, 2019		As of December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current assets	$—	Other current assets	$944
Interest rate swaps	Other assets	—	Other assets	578
Interest rate swaps	Accrued liabilities	1,736	Accrued liabilities	—
Interest rate swaps	Other long-term liabilities	4,569	Other long-term liabilities	—

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statement of income. The following table summarizes these gains and losses for 2019 and 2018:

	Year Ended
	December 29, 2019	December 30, 2018
Consolidated Statements of Income Classification
Interest income (expense), net	$(256)	$396

23. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the year ended December 29, 2019:

Cash Flow Hedges
Balance at December 31, 2017	$(784)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedging activities, net of income tax of $663	1,918
Total other comprehensive income	1,918
Balance at December 30, 2018	$1,134
Other comprehensive income, net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($2,012)	(5,816)
Total other comprehensive income	(5,816)
Balance at December 29, 2019	$(4,682)

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

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2019 and December 30, 2018:

December 29, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$538,000	$—	$538,000
Interest rate swap liability	—	6,305	—	6,305
Total liabilities	$—	$544,305	$—	$544,305

December 30, 2018	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$453,000	$—	$453,000
Total liabilities	$—	$453,000	$—	$453,000

Interest rate swap asset	$—	$1,522	$—	$1,522
Total assets	$—	$1,522	$—	$1,522

The Company’s interest rate swaps are considered Level 2 in the hierarchy and are valued using an income approach. Expected future cash flows are converted to a present value amount based on market expectations of the yield curve on floating interest rates, which is readily available on public markets.

The determination of fair values of certain tangible and intangible assets for purposes of the Company’s goodwill or long-lived asset impairment evaluation as described above is based upon Level 3 inputs. When necessary, the Company uses third party market data and market participant assumptions to derive the fair value of its asset groupings, which primarily include right-of-use lease assets and property and equipment. For further details, see Note 3, “Significant Accounting Policies – Impairment of Long-lived Assets”.

Cash, cash equivalents, and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of December 29, 2019 and December 30, 2018.

25. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for fiscal 2019 and 2018.

	Year Ended
	December 29, 2019		December 30, 2018
Perishables	$3,252,928	57.7%	$2,995,650	57.5%
Non-Perishables	2,381,907	42.3%	2,211,686	42.5%
Net Sales	$5,634,835	100.0%	$5,207,336	100.0%

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

The Company granted to certain officers, directors and team members the following awards during 2019, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 4, 2019	RSUs	386,115	—	$23.12
	PSAs	95,768	—	$23.12
	Options	53,866	$23.12	$7.63
May 13, 2019	RSUs	45,682	—	$21.70
	PSAs	2,999	—	$21.70
June 24, 2019	RSUs	177,975	—	$18.64
	PSAs	75,000	—	$18.64
August 12, 2019	RSUs	12,313	—	$17.54
December 3, 2019	RSUs	3,159	—	$20.22

The RSUs vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of the Company’s board of directors cliff vest in one year. The options expire seven years from grant date. The PSAs are described below.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of December 29, 2019, there were 1,474,133 stock awards outstanding and 6,007,771 shares remaining available for issuance under the 2013 Incentive Plan.

2011 Option Plan

In May 2011, the Company adopted the Sprouts Farmers Markets, LLC Option Plan (the “2011 Option Plan”) to provide team members or directors of the Company with options to acquire shares of the Company. The Company had authorized 12,100,000 shares for issuance under the 2011 Option Plan. Options may no longer be issued under the 2011 Option Plan. As of December 29, 2019, there were no options outstanding under the 2011 Option Plan.

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

The estimated fair values of options granted during 2019 and 2018 are $7.63 and $7.80, respectively, and were calculated using the following assumptions in the table below. No options were granted during 2017.

	2019	2018	2017
Dividend yield	0.00%	0.00%	—
Expected volatility	34.89%	35.20%	—
Risk free interest rate	2.53%	2.76%	—
Expected term, in years	4.50	4.50	—

The grant date weighted average fair value of the 0.1 million options issued but not vested as of December 29, 2019 was $7.63. The grant date weighted average fair value of the 0.1 million options issued but not vested as of December 30, 2018 was $8.35. The grant date weighted average fair value of the 0.5 million options issued but not vested as of December 31, 2017 was $7.25.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Grant date weighted average fair value of options granted	$7.63	$7.80	$—
Grant date weighted average fair value of options forfeited	$7.03	$9.32	$9.66

Beginning in 2018, expected volatility for option grants and modifications are calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. Prior to 2018, due to the lack of historical company trading data, expected volatility was calculated based upon historical volatility data from a group of comparable companies and the Company over a timeframe consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $2.1 million, $53.3 million, and $31.6 million for 2019, 2018, and 2017, respectively.

The following table summarizes option activity during 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	1,877,951	$24.84
Granted	53,866	23.12
Forfeited	(1,091,599)	25.08
Exercised	(316,493)	15.41		$2,145
Outstanding at December 29, 2019	523,725	29.84	2.43	$23
Exercisable—December 29, 2019	479,623	30.46	2.08	$23
Vested/Expected to vest—December 29, 2019	523,725	$29.84	2.43	$23

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

The fair value for restricted stock units is calculated based on the closing stock price on the date of grant.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2019, 2018, and 2017:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
RSUs awarded	$21.62	$24.80	$18.68

The following table summarizes RSU activity during 2019:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	612,381	$23.32
Awarded	625,244	21.62
Released	(322,618)	22.90
Forfeited	(189,354)	23.38
Outstanding at December 29, 2019	725,653	$22.02

PSAs

PSAs granted in fiscal year 2015 are restricted shares that were subject to the Company achieving certain earnings per share performance targets, as well as additional time-vesting conditions. The fair value of PSAs is based on the closing price of the Company’s common stock on the grant date. The performance conditions with respect to 2015 earnings per share targets were deemed to have been met, and all 2015 PSAs have vested.

PSAs granted in fiscal year 2016 were restricted shares that were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets on an annual and cumulative basis over a three-year performance period, as well as additional time-vesting conditions. The EBIT target for each of the three years during the performance period was based on a percentage increase over the previous year’s actual EBIT, with each annual performance tranche measured independently of the previous and next tranche. Cumulative performance was based on the aggregate annual performance and was measured against a cumulative performance target. Payout of the performance shares was either to have been 0% or range from 50% to 150% of the target number of shares granted, depending upon goal achievement. If the performance conditions had been met, the applicable number of performance shares was subject to cliff vesting on the third anniversary of the grant date (March 2019); however, neither the annual nor cumulative performance conditions were deemed to have been met.

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during 2017. The criteria is based on a range of performance targets in which grantees may earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and the remaining 50% will vest on the third anniversary of the grant date (March 2020).

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

PSA’s granted in 2019 are subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2022).

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

The fair value for performance stock awards is calculated based on the closing stock price on the date of grant.

The total grant date fair value of PSAs granted during 2019 was $3.7 million. The total grant date fair value of PSAs vested during 2019 was $1.9 million. The total grant date fair value of performance shares forfeited or not earned during 2019 was $3.9 million. The total grant date fair value of the 0.2 million PSAs issued but not released as of December 29, 2019 was $3.4 million.

The total grant date fair value of PSAs granted during 2018 was $3.2 million. The total grant date fair value of PSAs vested during 2018 was $0.7 million. The total grant date fair value of performance shares forfeited or not earned during 2018 was $3.5 million. The total grant date fair value of the 0.3 million PSAs issued but not released as of December 30, 2018 was $5.5 million.

The total grant date fair value of PSAs granted during 2017 was $2.7 million. The total grant date fair value of PSAs vested during 2017 was $0.7 million. The total grant date fair value of performance shares forfeited or not earned during 2017 was $0.8 million. The total grant date fair value of the 0.2 million PSAs issued but not released as of December 31, 2017 was $5.2 million. During February 2018, the Company’s board of directors determined that the maximum level of the 2017 performance target was met, and accordingly, 150% of the performance shares were granted.  During 2017 and 2018, the Company’s board of directors determined that the performance targets for the 2017 tranche were not met and 30,980 performance shares were not earned. During 2019, the Company’s board of directors determined that the performance targets for the 2018 and cumulative tranches were not met and the remaining 29,297 performance shares were not earned.

The following table summarizes PSA activity during 2019:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	263,102	21.05
Awarded	173,767	21.16
Released	(106,360)	18.11
Forfeited	(131,441)	23.01
PSA earned	—	—
PSAs not earned	(29,297)	28.21
Outstanding at December 29, 2019	169,771	20.26

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. RSAs either vested ratably over a seven quarter period beginning on December 31, 2016, cliff vested on June 30, 2018, or vest annually over three years.

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

Shares issued for RSA vesting are newly issued shares. The fair value for restricted stock awards is calculated based on the closing stock price on the date of grant.

There were no RSAs granted during 2019 or 2018. The total grant date fair value of shares of restricted stock released upon vesting during 2019 and 2018 was $1.6 million and $3.3 million, respectively. The total grant date fair value of shares of restricted stock forfeited during 2019 and 2018 was $0.3 million and $0.6 million, respectively. The total grant date fair value of the 55,053 shares of restricted stock issued but not released as of December 29, 2019 was $1.0 million.

The following table summarizes RSA activity during 2019:

	Number of RSAs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2018	160,491	$18.11
Awarded	—	—
Released	(90,898)	18.11
Forfeited	(14,540)	18.11
Outstanding at December 29, 2019	55,053	$18.11

Share-Based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Total share-based compensation expense	$8,949	$14,512	$14,221

The Company recognized income tax benefits related to share-based compensation of $2.1 million, $3.4 million and $5.6 million for 2019, 2018, and 2017, respectively.

As of December 29, 2019, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$244	2.2
RSUs	10,007	1.7
PSAs	1,906	1.8
RSAs	91	0.2
Total unrecognized compensation expense at December 29, 2019	$12,248

During 2019, 2018 and 2017, the Company received $4.9 million, $21.8 million and $9.3 million in cash proceeds from the exercise of options, respectively.

During 2019 the Company recorded a tax detriment of $1.6 million. During 2018 and 2017, the company recorded $12.4 million and $9.9 million of excess tax benefits from the exercise of options, respectively.

Share Award Restructuring

During the year ended December 29, 2019, certain stock options and awards were modified pursuant to a separation agreement with the Company’s former President and Chief Operating Officer. A total of 216,044 options and awards (RSUs, PSAs, and RSAs) were modified such that they will be permitted to vest in March 2020, which is subsequent to the former President and Chief Operating Officer’s separation date. These options and awards will expire three months after vesting, consistent with the other modified options and awards. These modifications resulted in an incremental expense, net of $1.0 million of stock compensation reversals, of $0.2 million during the year ended December 29, 2019. All other unvested options and awards were forfeited. This expense was presented in store closure and other costs on the Company’s consolidated statements of income.

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

27. Quarterly Financial Data (Unaudited)

The following table sets forth certain of our unaudited consolidated statements of operations data for each of the fiscal quarters in 2019 and 2018.

	Fiscal Quarter Ended
	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019	December 30, 2018	September 30, 2018	July 1, 2018	April 1, 2018
	(dollars in thousands, except per share amounts)
Net sales	$1,364,991	$1,440,222	$1,415,736	$1,413,887	$1,269,338	$1,329,109	$1,321,693	$1,287,196
Gross profit	$468,963	$476,725	$464,782	$484,349	$420,969	$443,416	$438,481	$444,609
Income from operations	$46,915	$39,557	$51,332	$79,556	$28,752	$52,778	$61,701	$79,680
Net income	$31,634	$26,260	$35,343	$56,392	$12,703	$37,500	$41,709	$66,624
Net income per share:
Basic	$0.27	$0.22	$0.30	$0.46	$0.10	$0.30	$0.32	$0.50
Diluted	$0.27	$0.22	$0.30	$0.46	$0.10	$0.29	$0.32	$0.50

We follow the same accounting policies for preparing quarterly and annual financial data and, in the opinion of management, the amounts above reflect all normal and recurring adjustments necessary for a fair statement of results for the interim periods presented. Annual amounts may not sum due to rounding. Both annual periods presented represent a 52-week fiscal year.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 29, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 29, 2019, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 29, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 29, 2019.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2019, and is incorporated herein by reference.

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

2.	Financial Statement Schedules: No schedules are required.
3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (2)

4.1	Description of Sprouts Farmers Market, Inc. Securities

10.1	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (3)

10.1.1(a)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.1.1(b)	2015 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.1.1(c)	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (6)

10.1.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.1.2(b)	2015 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.1.2(c)	2019 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (7)

10.1.3(a)	2015 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.1.3(b)	2016 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)

10.1.3(c)	2018 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (9)

10.1.3(d)	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (10)

10.1.3(e)	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (7)

10.1.4	Form of Restricted Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for May 23, 2016 Grant (6)

10.2	Letter Agreement, dated November 29, 2018, by and between Sprouts Farmers Market, Inc. and Amin N. Maredia (11)

10.3	Employment Agreement, dated April 18, 2011, by and between Sprouts Farmers Markets, LLC and Jim Nielsen (12)

10.3.1	Amendment No. 1, dated March 12, 2014, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (13)

10.3.2	Amendment No. 2, dated August 6, 2015, to the Employment Agreement, dated April 18, 2011 by and between Sprouts Farmers Markets, LLC and Jim Nielsen (14)

10.3.3	Employment Transition Agreement, dated August 1, 2019, by and between Sprouts Farmers Market, Inc. and Jim Nielsen (15)

10.4	Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (12)

10.4.1	Amendment No. 1, dated November 15, 2012, to the Employment Agreement, dated January 23, 2012, by and between Sprouts Farmers Markets, LLC and Brandon Lombardi (12)

10.4.2	Amendment No. 2, dated April 29, 2015, to the Employment Agreement, dated January 23, 2012, as amended on November 15, 2012, by and between Sprouts Farmers Market, Inc. and Brandon Lombardi (3)

10.5	Offer Letter from Sprouts Farmers Market, Inc. to Denise Paulonis (16)

10.6†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (17)

10.7	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (12)

10.8

Amended and Restated Credit Agreement, dated as of March 27, 2018, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as Syndication Agent, and BMO Harris Bank N.A., Coöperatieve Centrale Raiffeisen – Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Wells Fargo Bank, N.A., and SunTrust Bank, as Documentation Agents (18)

10.8.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 6, 2019, among Sprouts Farmers Markets Holdings, LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (19)

10.9	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (20)

10.10	Amended and Restated Executive Severance and Change in Control Plan (21)

10.11†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (22)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously submitted separately to the SEC.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2016, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2019, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2018, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014, and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2015, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2019, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2020, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2019, and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2018, and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2019, and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2018, and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 20, 2020	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2020

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)	February 20, 2020

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 20, 2020

/s/ Joel D. Anderson Joel D. Anderson	Director	February 20, 2020

/s/ Kristen E. Blum Kristen E. Blum	Director	February 20, 2020

/s/ Terri Funk Graham Terri Funk Graham	Director	February 20, 2020

/s/ Joseph D. O’Leary Joseph D. O’Leary	Director	February 20, 2020