Form 10-K/A
period 2019-12-29
Sprouts Farmers Market, Inc.
filed 2020-02-21
CIK 1575515

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

As of February 19, 2020, there were 117,543,668 outstanding shares of the registrant’s common stock, $0.001 par value per share.

EXPLANATORY NOTE

Sprouts Farmers Market, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 29, 2019 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 20, 2020. Due to a production error, the table in Item 2 of Part I listing our store properties contains information from the prior year. Item 2 of Part I of the Form 10-K is hereby amended to correct the error by the deletion of such table and the introductory text that appeared in the Form 10-K and the addition of the introductory text and table that appear below. No other changes have been made to Item 2 or the remainder of the Form 10-K.

This Amendment speaks as of the filing date of the Form 10-K, does not update information in the Form 10-K to reflect events that have occurred subsequent to the filing date of the Form 10-K, and does not modify or update in any way the financial statements or any other disclosures made in the Form 10-K. Except as described above, no other amendments are being made to the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s subsequent filings made with the Commission since February 20, 2020.

In connection with the filing of this Form 10-K/A, we are including as exhibits currently dated certifications of our chief executive officer and interim chief financial officer.

PART I

Item 2.	Properties

As of December 29, 2019, we had 340 stores located in twenty-two states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Jersey	1
Arizona	41	New Mexico	9
California	123	North Carolina	5
Colorado	31	Oklahoma	11
Florida	15	Pennsylvania	1
Georgia	16	South Carolina	1
Kansas	5	Tennessee	6
Louisiana	1	Texas	44
Maryland	3	Utah	5
Missouri	3	Virginia	1
Nevada	13	Washington	2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment of Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 21, 2020	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	February 21, 2020

/s/ Lawrence P. Molloy Lawrence P. Molloy	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2020

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 21, 2020

/s/ Joel D. Anderson Joel D. Anderson	Director	February 21, 2020

/s/ Kristen E. Blum Kristen E. Blum	Director	February 21, 2020

/s/ Terri Funk Graham Terri Funk Graham	Director	February 21, 2020

/s/ Joseph D. O’Leary Joseph D. O’Leary	Director	February 21, 2020

Exhibits

Exhibit Number	Description

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

5