Form 10-Q
period 2020-03-29
Sprouts Farmers Market, Inc.
filed 2020-05-05
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

or

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

As of May 1, 2020, the registrant had 117,786,608 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2020

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 29, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$247,101	$85,314
Accounts receivable, net	12,411	15,713
Inventories	253,191	275,979
Prepaid expenses and other current assets	18,079	10,833
Total current assets	530,782	387,839
Property and equipment, net of accumulated depreciation	734,504	741,508
Operating lease assets, net	1,024,510	1,028,436
Intangible assets, net of accumulated amortization	185,350	185,395
Goodwill	368,078	368,078
Other assets	11,976	11,727
Total assets	$2,855,200	$2,722,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,762	$122,839
Accrued liabilities	153,365	136,482
Accrued salaries and benefits	51,563	48,579
Accrued income tax	30,911	2,005
Current portion of operating lease liabilities	109,961	106,153
Current portion of finance lease liabilities	833	754
Total current liabilities	547,395	416,812
Long-term operating lease liabilities	1,074,318	1,078,927
Long-term debt and finance lease liabilities	462,185	549,419
Other long-term liabilities	45,993	41,517
Deferred income tax liability	54,587	54,356
Total liabilities	2,184,478	2,141,031
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,786,608 shares issued and outstanding, March 29, 2020; 117,543,668 shares issued and outstanding, December 29, 2019	117	117
Additional paid-in capital	673,366	670,966
Accumulated other comprehensive income (loss)	(10,122)	(4,682)
Retained earnings (Accumulated deficit)	7,361	(84,449)
Total stockholders’ equity	670,722	581,952
Total liabilities and stockholders’ equity	$2,855,200	$2,722,983

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Net sales	$1,646,539	$1,413,887
Cost of sales	1,052,707	929,538
Gross profit	593,832	484,349
Selling, general and administrative expenses	436,304	374,826
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,021	29,459
Store closure costs and other credits	(1,082)	508
Income from operations	127,589	79,556
Interest expense, net	4,827	5,002
Income before income taxes	122,762	74,554
Income tax provision	30,952	18,162
Net income	$91,810	$56,392
Net income per share:
Basic	$0.78	$0.46
Diluted	$0.78	$0.46
Weighted average shares outstanding:
Basic	117,545	123,258
Diluted	117,748	123,926

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Net income	$91,810	$56,392

Other comprehensive income (loss), net of tax
Unrealized gain/(loss) on cash flow hedging activities, net of income tax of ($1,882) and ($905)	(5,440)	(2,616)
Total other comprehensive income (loss)	$(5,440)	(2,616)

Comprehensive income	$86,370	$53,776

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen weeks ended March 29, 2020

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income	—	—	—	91,810	—	91,810
Other comprehensive loss	—	—	—	—	(5,440)	(5,440)
Issuance of shares under stock plans	333,690	—	—	—	—	—
Share-based compensation	—	—	2,400	—	—	2,400
Balances at March 29, 2020	117,786,608	$117	$673,366	$7,361	$(10,122)	670,722

For the thirteen weeks ended March 31, 2019

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	56,392	—	56,392
Other comprehensive income (loss)	—	—	—	—	(2,616)	(2,616)
Issuance of shares under stock plans	549,212	1	1,664	—	—	1,665
Repurchase and retirement of common stock	(4,890,766)	(5)	—	(111,880)	—	(111,885)
Share-based compensation	—	—	2,450	—	—	2,450
Impact of adoption of ASC 842 related to leases	—	—	—	21,319	—	21,319
Balances at March 31, 2019	120,239,636	$120	$661,254	$(103,371)	$(1,482)	$556,521

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities
Net income	$91,810	$56,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,600	30,073
Operating lease asset amortization	23,137	20,653
Store closure costs and other credits	—	710
Share-based compensation	2,400	2,450
Deferred income taxes	232	6,217
Other non-cash items	(768)	(30)
Changes in operating assets and liabilities:
Accounts receivable	12,652	3,247
Inventories	22,787	6,500
Prepaid expenses and other current assets	(8,652)	(744)
Other assets	656	(1,086)
Accounts payable	80,669	(5,531)
Accrued liabilities	16,492	13,840
Accrued salaries and benefits	2,984	(9,634)
Accrued income tax	28,906	10,510
Operating lease liabilities	(30,107)	(20,632)
Other long-term liabilities	2,274	(330)
Cash flows from operating activities	277,072	112,605
Cash flows from investing activities
Purchases of property and equipment	(28,036)	(30,142)
Cash flows used in investing activities	(28,036)	(30,142)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	89,734
Payments on revolving credit facilities	(87,000)	(42,734)
Payments on finance lease liabilities	(154)	(186)
Repurchase of common stock	—	(111,885)
Proceeds from exercise of stock options	—	1,661
Other	—	(319)
Cash flows used in financing activities	(87,154)	(63,729)
Increase in cash, cash equivalents, and restricted cash	161,882	18,734
Cash, cash equivalents, and restricted cash at beginning of the period	86,785	2,248
Cash, cash equivalents, and restricted cash at the end of the period	$248,667	$20,982

Supplemental disclosure of cash flow information
Cash paid for interest	$4,905	$5,046
Cash paid for income taxes	(58)	(22)
Leased assets obtained in exchange for new operating lease liabilities	26,287	81,691
Leased assets obtained in exchange for new finance lease liabilities	—	—

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$13,999	$28,617

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

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2019 (“fiscal year 2019”) included in the Company’s Annual Report on Form 10-K, filed on February 20, 2020.

The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 3, 2021 (“fiscal year 2020”) is a 53-week year and fiscal year 2019 is a 52-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company’s performance obligations are satisfied upon the transfer of goods to the customer, which occurs at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer and the performance obligation is satisfied by the Company. The Company’s gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented.

	Balance as of December 29, 2019	Gift Cards Issued During Current Period but Not Redeemed(a)	Revenue Recognized from Beginning Liability	Balance as of March 29, 2020
Gift card liability, net	$15,902	$1,178	$(6,299)	$10,781

(a)	net of estimated breakage

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of March 29, 2020.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as health and welfare restricted funds of approximately $1.6 million and $1.5 million as of March 29, 2020 and December 29, 2019, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific topics. The Company adopted ASU 2016-13 effective December 30, 2019, using the modified retrospective approach. There was no impact to opening retained earnings as of December 30, 2019, or the consolidated financial statements dated March 29, 2020.

Compensation – Fair Value Disclosures

In August 2018, the FASB issued ASU No. 2018-13, “Fair value measurement (Topic 820) – Disclosure framework – Changes to the disclosure requirements for fair value measurement.” The amendments in this update improve the effectiveness of fair value measurement disclosures. The Company adopted this standard effective December 30, 2019. There was no impact on the Company’s disclosure in its Quarterly Report on Form 10-Q for the quarter ended March 29, 2020.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes – Accounting for Income Taxes

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

Reference Rate Reform

In March 2020, the FASB issued ASU no. 2020-04, “Reference rate reform (Topic 848) – Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this update provide optional guidance related to changes in contracts, hedging relationships, and other transactions affected by reference rate reform. This update only applies to modifications made prior to December 31, 2022. No such modifications occurred in the period ending March 29, 2020. The Company will evaluate the impact of this update if and when it is applicable.

No other new accounting pronouncements issued or effective during the thirteen weeks ended March 29, 2020 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of March 29, 2020 and December 29, 2019:

March 29, 2020	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$451,000	$—	$451,000
Interest rate swap liability	—	13,632	—	13,632
Total financial liabilities	$—	$464,632	$—	$464,632

December 29, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$538,000	$—	$538,000
Interest rate swap liability	—	6,305	—	6,305
Total financial liabilities	$—	$544,305	$—	$544,305

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of March 29, 2020 and December 29, 2019.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	March 29, 2020	December 29, 2019
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$451,000	$538,000
Finance lease liabilities	Various	n/a	11,185	11,419
Long-term debt and finance lease liabilities			$462,185	$549,419

Senior Secured Revolving Credit Facility

The Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), is the borrower under an amended and restated credit agreement entered into on March 27, 2018 (the “Amended and Restated Credit Agreement”) to amend and restate the Company’s former’s senior secured credit facility, dated April 17, 2015 (the “Former Credit Facility”). The Amended and Restated Credit Agreement provides for a revolving credit facility with an initial aggregate commitment of $700.0 million, an increase from $450.0 million from the Former Credit Facility, which may be increased from time to time pursuant to an expansion feature set forth in the Amended and Restated Credit Agreement.

The Company capitalized debt issuance costs of $2.1 million related to the Amended and Restated Credit Agreement which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $34.4 million have been issued as of March 29, 2020, primarily to support the Company’s insurance programs.

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

The interest rate on approximately 55% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 9, “Derivative Financial Instruments”).

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

During the thirteen weeks ended March 29, 2020, the Company made no additional borrowings and made principal payments totaling $87.0 million; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $451.0 million as of March 29, 2020. During fiscal year 2019, the Company borrowed an additional $265.4 million to be used in connection with the Company’s share repurchase programs (see Note 7, “Stockholders’ Equity”) and made a total of $180.4 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $538.0 million at December 29, 2019.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of March 29, 2020.

5. Income Taxes

The Company’s effective tax rate increased to 25.2% for the thirteen weeks ended March 29, 2020, compared to 24.4% for the thirteen weeks ended March 31, 2019. The increase in the effective tax rate is primarily due to tax detriments for share-based payment awards in the current year period compared to prior year period benefits. The income tax effect resulting from excess tax detriments/(benefits) of share-based payment awards were $0.5 million and $(0.2) million for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.

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

6. Commitments and Contingencies

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of the Company’s current and former team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of the Company’s team members. The complaints alleged the Company failed to properly safeguard the PII in accordance with applicable law.  The complaints sought damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. On March 1, 2019, a number of individual plaintiffs filed arbitration demands. On May 15, 2019, certain other plaintiffs filed a second amended class action complaint in the District of Arizona, alleging that certain subclasses of team members are not subject to the Company’s arbitration agreement and attempted to pursue those team members’ claims in federal court. In late August 2019, the Company reached an agreement in principle to settle the majority of these claims, which were funded in the fourth quarter of 2019. Primary funding for the settlement came from the Company’s cyber insurance policy, and the settlement did not have a material impact on the consolidated financial statements. A small group of three (3) individual claimants will proceed with arbitration of their claims in the fourth quarter of 2020.  The Company intends to defend the arbitrations vigorously, but it is not possible at this time to reasonably estimate the outcome of, or any potential liability from, the arbitrations.

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

On July 15, 2020, the trial court will hear cross-motions for summary judgment on the affirmative defense. If the court determines that the regulation applies to this case, and rejects CERT’s challenges to the validity of the regulation, the case will be dismissed. If the court determines that the regulation does not apply to this case, or upholds one or more of CERT’s challenges, then the court will set the case for trial of the remaining issues – civil penalties and injunctive relief.

At this stage of the proceedings, prior to a trial on the remedies issues, the Company is unable to predict or reasonably estimate the potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of March 29, 2020.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$—

The Company’s board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of March 29, 2020.

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Number of common shares acquired	—	4,890,766
Average price per common share acquired	$—	$22.88
Total cost of common shares acquired	$—	$111,885

Shares purchased under the Company’s repurchase programs were subsequently retired.

8. Net Income Per Share

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Basic net income per share:
Net income	$91,810	$56,392
Weighted average shares outstanding	117,545	123,258
Basic net income per share	$0.78	$0.46
Diluted net income per share:
Net income	$91,810	$56,392
Weighted average shares outstanding - basic	117,545	123,258
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	—	152
RSUs	144	244
RSAs	35	91
PSAs	24	181
Weighted average shares and equivalent shares outstanding	117,748	123,926
Diluted net income per share	$0.78	$0.46

For the thirteen weeks ended March 29, 2020, the computation of diluted net income per share does not include 1.6 million options and 0.4 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended March 31, 2019, the computation of diluted net income per share does not include 1.1 million options and 0.2 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

9. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consists of three cash flow hedges. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the three outstanding swaps was $250.0 million at March 29, 2020 and December 29, 2019, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2020 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of March 29, 2020		As of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	3,507	Accrued liabilities	1,736
Interest rate swaps	Other long-term liabilities	10,125	Other long-term liabilities	4,569

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statements of income. The following table summarizes these gains and losses classified on the consolidated statements of income:

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Consolidated Statements of Income Classification
Interest expense (income), net	$393	$(213)

10. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the thirteen weeks ended March 29, 2020 and March 31, 2019.

Cash Flow Hedges
Balance at December 30, 2018	$1,134
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($905)	(2,616)
Total other comprehensive income (loss)	(2,616)
Balance at March 31, 2019	$(1,482)

Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($1,882)	(5,440)
Total other comprehensive income (loss)	(5,440)
Balance at March 29, 2020	$(10,122)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” the following table represents a disaggregation of revenue for the thirteen weeks ended March 29, 2020 and March 31, 2019.

	Thirteen weeks ended
	March 29, 2020		March 31, 2019
Perishables	$912,640	55.4%	$807,051	57.1%
Non-Perishables	733,899	44.6%	606,836	42.9%
Net Sales	$1,646,539	100.0%	$1,413,887	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

12. Share-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering. The 2013 Incentive Plan serves as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. Awards granted under these plans include RSUs, PSAs, and RSAs. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code as then in effect.

Awards Granted

During the thirteen weeks ended March 29, 2020, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 9, 2020	485,367	174,902	1,055,907
Total	485,367	174,902	1,055,907
Weighted-average grant date fair value	$16.47	$16.47	$4.86
Weighted-average exercise price	—	—	$16.47

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of March 29, 2020, there were 2,791,738 stock awards outstanding and 4,356,476 shares remaining available for issuance under the 2013 Incentive Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

PSAs

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and vested 50% on the third anniversary of the grant date (March 2020). During the thirteen weeks ended March 29, 2020, 35,697 of the 2017 PSAs vested. There were no outstanding 2017 PSAs as of March 29, 2020.

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

PSAs granted in 2020 are subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2023).

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years. During the thirteen weeks ended March 29, 2020, 55,053 RSAs vested and there were no outstanding RSAs as of March 29, 2020.

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Share-based compensation expense before income taxes	$2,400	$2,450
Income tax benefit	(558)	(576)
Net share-based compensation expense	$1,842	$1,874

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following share-based awards were outstanding as of March 29, 2020 and March 31, 2019:

	As of
	March 29, 2020	March 31, 2019
	(in thousands)
Options
Vested	470	1,732
Unvested	1,093	95
RSUs	973	713
PSAs	353	223
RSAs	—	70

As of March 29, 2020, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,296	2.9
RSUs	16,357	2.3
PSAs	6,118	2.3
RSAs	—	—
Total unrecognized compensation expense at March 29, 2020	$27,771

During the thirteen weeks ended Mach 29, 2020 and March 31, 2019, the Company received $0.0 million and $1.7 million, respectively, in cash proceeds from the exercise of options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2019 fiscal year, filed on February 20, 2020 with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that has made healthy living accessible to shoppers for nearly two decades by offering affordable, fresh, natural and organic products. True to our farmers market heritage, Sprouts is known for pioneering our unique grocery model by offering a welcoming store layout featuring fresh produce at the center of the store, an expansive bulk foods section, and a vitamin department focused on overall wellness. Sprouts also offers a unique assortment of healthier products with special attributes, such as plant-based, gluten-free, keto-friendly, and grass-fed, to meet the growing and diverse needs of today’s consumer. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 344 stores in 23 states as of March 29, 2020, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of May 5, 2020, we have grown to 347 stores in 23 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through March 29, 2020, we have continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a number of strategies designed to continue our growth, including expansion of our store base, continue positive comparable store sales and grow the Sprouts brand. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We currently expect to open approximately 20 new stores in 2020, of which seven new stores have opened through May 5, 2020. However, our expected store growth in 2020 may be impacted by delays due to the ongoing COVID-19 pandemic. Beyond 2020, subject to the continued impact of COVID-19, our store growth may accelerate beyond our historical growth rate, including penetration of new markets with a greater concentration of new stores.

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

Recent Developments – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 has continued to spread, the situation has continued to rapidly evolve. Our results of operations for the quarter ended March 29, 2020 have benefited from increased demand from our customers stockpiling groceries and consuming more food at home, and we in turn have made significant investments in compensation, benefits and personal protective equipment for our front-line store team members. However, the ultimate impact of the COVID-19 pandemic on our results of operations for future periods will ultimately depend on the length and severity of the pandemic and governmental and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Item 1A. Risk Factors— The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” for additional information.

Results of Operations for Thirteen Weeks Ended March 29, 2020 and March 31, 2019

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,646,539	$1,413,887
Cost of sales	1,052,707	929,538
Gross profit	593,832	484,349
Selling, general and administrative expenses	436,304	374,826
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,021	29,459
Store closure costs and other credits	(1,082)	508
Income from operations	127,589	79,556
Interest expense, net	4,827	5,002
Income before income taxes	122,762	74,554
Income tax provision	30,952	18,162
Net income	$91,810	$56,392

Weighted average shares outstanding	117,545	123,258
Diluted effect of equity-based awards	203	668
Weighted average shares and equivalent shares outstanding	117,748	123,926
Diluted net income per share	$0.78	$0.46

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Other Operating Data:
Comparable store sales growth	10.6%	1.4%
Stores at beginning of period	340	313
Closed	—	—
Opened	4	8
Stores at end of period	344	321

Comparison of Thirteen Weeks Ended March 29, 2020 to Thirteen Weeks Ended

March 31, 2019

Net sales

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Net sales	$1,646,539	$1,413,887	$232,652	16%
Comparable store sales growth	10.6%	1.4%

Net sales during the thirteen weeks ended March 29, 2020 totaled $1.6 billion, an increase of $232.7 million, or 16%, compared to the thirteen weeks ended March 31, 2019. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 10.6% increase in comparable store sales, which was largely driven by increased traffic as a result of the COVID-19 pandemic. Comparable stores contributed approximately 94% of total sales for the thirteen weeks ended March 29, 2020 and approximately 91% for the thirteen weeks ended March 31, 2019.

Cost of sales and gross profit

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Net sales	$1,646,539	$1,413,887	$232,652	16%
Cost of sales	1,052,707	929,538	123,169	13%
Gross profit	593,832	484,349	109,483	23%
Gross margin	36.1%	34.3%	1.8%

Gross profit totaled $593.8 million during the thirteen weeks ended March 29, 2020, an increase of $109.5 million, or 23%, compared to the thirteen weeks ended March 31, 2019, primarily driven by increased sales volume. Gross margin increased by 1.8% to 36.1% compared to 34.3% for the thirteen weeks ended March 29, 2020, primarily driven by more balanced promotions during the first two months of the quarter, in addition to sales mix and shrink benefits during March as a result of the COVID-19 pandemic.

Selling, general and administrative expenses

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Selling, general and administrative expenses	$436,304	$374,826	$61,478	16%
Percentage of net sales	26.5%	26.5%	—

Selling, general and administrative expenses increased $61.5 million, or 16%, compared to the thirteen weeks ended March 31, 2019. The increase is primarily related to the new stores which have opened since the comparable period last year as well as increases in store bonus expense and ecommerce fees associated with COVID-19, and professional fees related to strategic initiatives. As a result of additional COVID-19 net sales, selling, general and administrative expenses, as a percentage of net sales, remained flat.

Depreciation and amortization

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Depreciation and amortization	$31,021	$29,459	$1,562	5%
Percentage of net sales	1.9%	2.1%	(0.2)%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $1.6 million primarily related to new store growth as well as remodel initiatives in older stores.

Store closure costs and other credits

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Store closure costs and other credits	$(1,082)	$508	$(1,590)	(313)%
Percentage of net sales	(0.1)%	—	(0.1)%

Store closure costs and other credits during the thirteen weeks ended March 29, 2020 primarily represents a recognized gain on the assignment of the lease for one of our closed locations. Store closure costs and other credits during the thirteen weeks ended March 31, 2019 represents non-cash charges primarily associated with a planned store closure and relocation of another store upon expiration of both leases in the second quarter of 2019.

Interest expense

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Long-term debt	$4,047	$4,715	$(668)	(14)%
Capital and financing leases	243	255	(12)	(5)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	396	(109)	505	463%
Total interest expense, net	$4,827	$5,002	$(175)	(4)%

The decrease in interest expense is primarily due to the decrease in average balance outstanding under the Amended and Restated Credit Agreement to fund our share repurchase program. This is partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.7%	4.9%
Enhanced charitable contributions	(0.8)%	(0.3)%
Federal credits	(0.5)%	(0.8)%
Share-based payment awards	0.4%	(0.3)%
Other, net	0.4%	(0.1)%
Effective tax rate	25.2%	24.4%

The effective tax rate increased to 25.2% in the first quarter of 2020 from 24.4% in the same period last year. The lower tax rate in the prior period is primarily related to tax detriments for share-based payment awards in the current year period compared to prior year period benefits.

Net income

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Net income	$91,810	$56,392	$35,418	63%
Percentage of net sales	5.6%	4.0%	1.6%

Net income increased $35.4 million primarily due to increased net sales and favorable margin impact related to COVID-19 and more balanced promotions, partially offset by higher selling, general and administration expenses.

Diluted earnings per share

	Thirteen weeks ended
	March 29, 2020	March 31, 2019	Change	% Change
Diluted earnings per share	$0.78	$0.46	$0.32	70%
Diluted weighted average shares outstanding	117,748	123,926	(6,178)

The increase in diluted earnings per share of $0.32 was driven by higher net income and reduced shares outstanding.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	March 29, 2020	March 31, 2019
	(dollars in thousands)
Net Income (1)	$185,046	$148,303
Income Tax Adjustment for Tax Act (2)	—	(2,573)
Special items, net of tax (3), (4)	892	11,950
Interest expense, net of tax (4), (5)	15,914	21,444
Net operating profit after tax (NOPAT)	$201,852	$179,124

Total rent expense, net of tax (4)	132,002	109,803
Estimated depreciation on operating leases, net of tax (4)	(65,473)	(42,421)
Estimated interest on operating leases, net of tax (4), (6), (7)	66,529	67,382
NOPAT, including effect of operating leases	$268,381	$246,506

Average working capital	49,290	32,029
Average property and equipment	730,643	751,434
Average other assets	565,510	574,183
Average other liabilities	(99,964)	(184,481)
Average invested capital	$1,245,479	$1,173,165

Average operating leases (8)	1,171,563	1,142,013
Average invested capital, including operating leases	$2,417,042	$2,315,178

ROIC	16.2%	15.3%
ROIC, including operating leases	11.1%	10.6%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)	$2.6 million income tax benefit related to tax calculation method changes recognized in the third quarter of 2018.

(3)

2019 special items include $6.3 million (after-tax) related to store closures and $5.7 million (after-tax) related to executive severance. 2020 special items include professional fees related to our ongoing strategic initiatives.

(4)	Net of tax amounts are calculated using the effective tax rate for the periods presented.
(5)

During the rolling four quarters ended March 29, 2020, we made an immaterial change in the method for calculating the tax effect on interest expense. We have conformed the comparative period accordingly, and this change increased ROIC by 0.2% from what had previously been reported for the rolling four quarters ended March 31, 2019. The change did not have an impact on ROIC, including operating leases.

(6)	2019 estimated interest on operating leases is calculated by multiplying operating leases by the 7.8% discount rate for each lease recorded as rent expense within direct store expense.
(7)	2020 estimated interest on operating leases is calculated by multiplying operating leases by the 7.5% discount rate for each lease recorded as rent expense within direct store expense.
(8)

2019 average operating leases represents the net present value of outstanding operating lease obligations. 2020 average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Cash, cash equivalents and restricted cash at end of period	$248,667	$20,982
Cash flows from operating activities	$277,072	$112,605
Cash flows used in investing activities	$(28,036)	$(30,142)
Cash flows used in financing activities	$(87,154)	$(63,729)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, and we may continue to use borrowings under our Amended and Restated Credit Agreement as discussed in Note 4, “Long-Term Debt and Finance Lease Liabilities”. Our future capital requirements will depend on many factors, including the impact of the COVID-19 pandemic on our operations, new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities increased $164.5 million to $277.1 million for the thirteen weeks ended March 29, 2020 compared to $112.6 million for the thirteen weeks ended March 31, 2019. The increase in cash flows from operating activities is primarily a result of changes in working capital.

Cash flows provided by/(used in) operating activities from changes in working capital was $155.8 million in the thirteen weeks ended March 29, 2020 compared to $18.2 million in the thirteen weeks ended March 31, 2019, primarily driven by elevated accounts payable and inventories balances in the current period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $28.0 million and $30.1 million, for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.

We expect capital expenditures to be in the range of 2.5 – 3.5% of net sales in fiscal year 2020, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and, if required, borrowings under our Amended and Restated Credit Agreement.

Financing Activities

Cash flows used in financing activities were $87.2 million for the thirteen weeks ended March 29, 2020 compared to $63.7 million for the thirteen weeks ended March 31, 2019. During the thirteen weeks ended March 29, 2020, cash flows used in financing activities primarily consisted of $87.0 million payments on our credit facilities.

During the thirteen weeks ended March 31, 2019, cash flows used in financing activities primarily consisted of $111.9 million for stock repurchases, partially offset by $47.0 million of net borrowings on our credit facilities, and $1.7 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt decreased $87.0 million to $451.0 million as of March 29, 2020, compared to December 29, 2019. The decrease is due to payments under our Amended and Restated Credit Agreement.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of March 29, 2020.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$—

Our board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of March 29, 2020.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 29, 2020	March 31, 2019
Number of common shares acquired	—	4,890,766
Average price per common share acquired	$—	$22.88
Total cost of common shares acquired	$—	$111,885

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2040.

The following table summarizes our contractual obligations as of March 29, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	451,000	$—	$451,000	$—	$—
Interest payments on $700.0 million Credit Agreement (2)	43,107	10,848	29,470	2,789	—
Finance lease obligations (3)	18,344	1,591	3,280	3,446	10,027
Operating lease obligations (3)	1,797,890	197,884	387,430	337,130	875,446
Totals	$2,310,341	$210,323	$871,180	$343,365	$885,473

(1)

The Amended and Restated Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on March 27, 2023, subject to extensions as set forth therein. These borrowings are reflected in the “1-3 Years” column and discussed in the financing activities section above. See Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of March 29, 2020 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for finance and operating lease obligations as of March 29, 2020. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.5 million for the period of less than one year, $2.7 million for years one to three, $2.0 million for years three to five, and $2.2 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and for which there have not been material changes since that filing through March 29, 2020.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended March 29, 2020. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $451 million principal outstanding under our Amended and Restated Credit Agreement as of March 29, 2020, each hundred basis point change in LIBOR would result in a change in interest expense by $4.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the three outstanding swaps at March 29, 2020 and December 29, 2019 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $451 million principal outstanding under our Amended and Restated Credit Agreement as of March 29, 2020, each hundred basis point change in LIBOR would result in a change in interest expense by $2.0 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 9, “Derivative Financial Instruments” of our unaudited consolidated financial statements).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 29, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 29, 2020, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 6, “Commitments and Contingencies” to our Unaudited Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

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

Aside from that set forth below, there have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.

The unprecedented global outbreak of the novel coronavirus (COVID-19) in the first quarter of 2020 has affected us in several ways. While the health and safety of our team members and customers is our first priority, the impact of the COVID-19 pandemic has disrupted our business and could continue to do so for the foreseeable future until the impact of the pandemic subsides.

Although our grocery store operations are generally deemed “essential” operations by federal, state and local authorities, thereby allowing our stores to remain open despite government mandated stay-at-home or similar shelter-in-place orders, there can be no assurance that our stores will continue to be allowed by governmental authorities to remain open while the COVID-19 pandemic persists. A closure of stores would adversely impact our net sales, and any alleged failure to comply with such orders or any other governmental regulations promulgated in response to the COVID-19 crisis could result in costly litigation, enforcement actions and penalties. Even if our stores remain open, we have reduced operating hours and implemented restrictions on the number of customers allowed in our store at a given time to promote social distancing, and store traffic may further decline as customers shop less frequently or choose other retail or online outlets to minimize potential exposure to COVID-19.

The COVID-19 pandemic has strained our entire supply chain, store operations and merchandising functions. We have encountered difficulties and delays in obtaining products from our distributors, delivering products to our stores and adequately staffing our stores and distribution centers. If we are unable to source, transport and stock products in our stores or to maintain adequate staffing levels in our stores and distribution centers due to disruptions caused by the COVID-19 crisis, we will be unable to maintain inventory levels and continue to operate our stores at levels to meet customer demand. Further, if we do not identify and source appropriate products in response to our customers’ evolving needs during the COVID-19 crisis, we may lose existing customers and fail to attract new customers, which could cause our sales to decrease, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

If, as a result of the impact of the COVID-19 pandemic, we are unable to continue to provide our team members with appropriate compensation and protective measures, we may be unable to retain current or attract new team members to perform necessary functions within our stores and engage with our customers. Because of the increased demand arising from the pandemic, we have been hiring new team members. There is no assurance we will be able to hire sufficient numbers of individuals to meet our needs. In addition, we have transitioned nearly all of our store support team members to a remote work environment in an effort to mitigate the spread of COVID-19. Our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our team members or the loss or compromise of confidential customer, team member or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.

We have experienced isolated instances of our team members contracting COVID-19, and in response, we follow CDC and other health authority guidelines to reduce further transmission. Any widespread transmission of COVID-19 among our team members within a particular store or geographical area might necessitate that we temporarily close impacted stores, which may negatively affect our business and financial condition, as well as the perception of our company. Further, if individuals believe they have contracted COVID-19 in our stores or believe that we have not taken appropriate precautionary measures to reduce the transmission of COVID-19, we may be subject to costly and time consuming litigation.

Although we haven’t experienced significant delays to date, our growth plans for 2020 and beyond may be negatively impacted by the COVID-19 pandemic if our new store construction projects are placed on hold or delayed due to restrictions on construction work or constraints on necessary resources, and we expect such delays may worsen for as long as the COVID-19 crisis persists.

Measures taken by governmental authorities to reduce the transmission of COVID-19, including stay-at-home orders and business closures, have resulted in wide-scale unemployment and financial hardship for a large portion of the U.S. population. Shifts in demand to lower priced options and reduced traffic from stockpiling in preparation for the pandemic may negatively impact sales in subsequent periods. The economic fallout of the COVID-19 pandemic on the geographic areas where we operate may adversely affect our business.

The full extent to which the COVID-19 pandemic impacts our business and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions necessary to contain COVID-19 or treat its impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There was no share repurchase activity during the thirteen weeks ended March 29, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1	2020 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 5, 2020	By:	/s/ Denise A. Paulonis
	Name:	Denise A. Paulonis
	Title:	Chief Financial Officer
(Principal Financial Officer)