Form 10-Q
period 2020-06-28
Sprouts Farmers Market, Inc.
filed 2020-07-29
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

or

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

As of July 27, 2020, the registrant had 117,944,450 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2020

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 28, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$328,116	$85,314
Accounts receivable, net	14,742	15,713
Inventories	255,352	275,979
Prepaid expenses and other current assets	14,648	10,833
Total current assets	612,858	387,839
Property and equipment, net of accumulated depreciation	740,075	741,508
Operating lease assets, net	1,041,702	1,028,436
Intangible assets, net of accumulated amortization	184,960	185,395
Goodwill	368,878	368,078
Other assets	14,716	11,727
Total assets	$2,963,189	$2,722,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,833	$122,839
Accrued liabilities	155,531	136,482
Accrued salaries and benefits	75,837	48,579
Accrued income tax	49,237	2,005
Current portion of operating lease liabilities	122,404	106,153
Current portion of finance lease liabilities	914	754
Total current liabilities	572,756	416,812
Long-term operating lease liabilities	1,082,718	1,078,927
Long-term debt and finance lease liabilities	461,947	549,419
Other long-term liabilities	47,349	41,517
Deferred income tax liability	55,142	54,356
Total liabilities	2,219,912	2,141,031
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,944,450 shares issued and outstanding, June 28, 2020; 117,543,668 shares issued and outstanding, December 29, 2019	117	117
Additional paid-in capital	679,036	670,966
Accumulated other comprehensive income (loss)	(10,239)	(4,682)
Retained earnings (Accumulated deficit)	74,363	(84,449)
Total stockholders’ equity	743,277	581,952
Total liabilities and stockholders’ equity	$2,963,189	$2,722,983

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$1,642,788	$1,415,736	$3,289,327	$2,829,623
Cost of sales	1,030,129	950,954	2,082,836	1,880,492
Gross profit	612,659	464,782	1,206,491	949,131
Selling, general and administrative expenses	488,877	383,116	925,181	757,942
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,549	29,565	61,570	59,024
Store closure and other costs, net	470	769	(612)	1,277
Income from operations	92,763	51,332	220,352	130,888
Interest expense, net	3,737	5,438	8,564	10,440
Income before income taxes	89,026	45,894	211,788	120,448
Income tax provision	22,024	10,551	52,976	28,713
Net income	$67,002	$35,343	$158,812	$91,735
Net income per share:
Basic	$0.57	$0.30	$1.35	$0.76
Diluted	$0.57	$0.30	$1.35	$0.76
Weighted average shares outstanding:
Basic	117,832	118,251	117,688	120,754
Diluted	118,189	118,436	117,977	121,231

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$67,002	$35,343	$158,812	$91,735

Other comprehensive income (loss), net of tax
Unrealized gain/(loss) on cash flow hedging activities, net of income tax of ($40), ($1,071), ($1,922), and ($1,976)	(117)	(3,097)	(5,557)	(5,713)
Total other comprehensive income (loss)	(117)	(3,097)	(5,557)	(5,713)

Comprehensive income	$66,885	$32,246	$153,255	$86,022

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended June 28, 2020

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at March 29, 2020	117,786,608	$117	$673,366	$7,361	$(10,122)	$670,722
Net income	—	—	—	67,002	—	67,002
Other comprehensive loss	—	—	—	—	(117)	(117)
Issuance of shares under stock plans	157,842	—	1,343	—	—	1,343
Share-based compensation	—	—	4,327	—	—	4,327
Balances at June 28, 2020	117,944,450	$117	$679,036	$74,363	$(10,239)	$743,277

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income	—	—	—	158,812	—	158,812
Other comprehensive loss	—	—	—	—	(5,557)	(5,557)
Issuance of shares under stock plans	491,532	—	1,343	—	—	1,343
Share-based compensation	—	—	6,727	—	—	6,727
Balances at June 28, 2020	117,944,450	$117	$679,036	$74,363	$(10,239)	$743,277

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended June 30, 2019

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at March 31, 2019	120,239,636	$120	$661,254	$(103,371)	$(1,482)	$556,521
Net income	—	—	—	35,343	—	35,343
Other comprehensive loss	—	—	—	—	(3,097)	(3,097)
Issuance of shares under stock plans	194,747	—	2,459	—	—	2,459
Repurchase and retirement of common stock	(2,412,112)	(2)	—	(51,423)	—	(51,425)
Share-based compensation	—	—	1,741	—	—	1,741
Adjustment to the impact of adoption of ASC 842 related to leases	—	—	—	(9,893)	—	(9,893)
Balances at June 30, 2019	118,022,271	$118	$665,454	$(129,344)	$(4,579)	$531,649

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	91,735	—	91,735
Other comprehensive loss	—	—	—	—	(5,713)	(5,713)
Issuance of shares under stock plans	743,959	1	4,123	—	—	4,124
Repurchase and retirement of common stock	(7,302,878)	(7)	—	(163,303)	—	(163,310)
Share-based compensation	—	—	4,191	—	—	4,191
Impact of adoption of ASC 842 related to leases	—	—	—	11,426	—	11,426
Balances at June 30, 2019	118,022,271	$118	$665,454	$(129,344)	$(4,579)	$531,649

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities
Net income	$158,812	$91,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62,928	60,211
Operating lease asset amortization	47,074	40,477
Store closure and other costs, net	(321)	824
Share-based compensation	6,727	4,191
Deferred income taxes	786	10,691
Other non-cash items	1,286	32
Changes in operating assets and liabilities:
Accounts receivable	14,423	20,378
Inventories	20,627	(5,096)
Prepaid expenses and other current assets	(8,311)	(9,644)
Other assets	(1,879)	(451)
Accounts payable	46,554	59,989
Accrued liabilities	18,240	26,018
Accrued salaries and benefits	27,258	(6,288)
Accrued income tax	47,231	—
Operating lease liabilities	(52,063)	(40,297)
Other long-term liabilities	3,976	(3,585)
Cash flows from operating activities	393,348	249,185
Cash flows from investing activities
Purchases of property and equipment	(64,571)	(93,414)
Cash flows used in investing activities	(64,571)	(93,414)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	122,860
Payments on revolving credit facilities	(87,000)	(60,860)
Payments on finance lease liabilities	(311)	(325)
Repurchase of common stock	—	(163,310)
Proceeds from exercise of stock options	1,343	4,118
Other	—	(319)
Cash flows used in financing activities	(85,968)	(97,836)
Increase in cash, cash equivalents, and restricted cash	242,809	57,935
Cash, cash equivalents, and restricted cash at beginning of the period	86,785	2,248
Cash, cash equivalents, and restricted cash at the end of the period	$329,594	$60,183

Supplemental disclosure of cash flow information
Cash paid for interest	$8,195	$10,805
Cash paid for income taxes	3,023	25,716
Leased assets obtained in exchange for new operating lease liabilities	67,433	108,514
Leased assets obtained in exchange for new finance lease liabilities	—	—

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$16,513	$28,094

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

	Balance as of December 29, 2019	Gift Cards Issued During Current Period but Not Redeemed(a)	Revenue Recognized from Beginning Liability	Balance as of June 28, 2020
Gift card liability, net	$15,902	$1,873	$(7,874)	$9,901

(a)	net of estimated breakage

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of June 28, 2020.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as health and welfare restricted funds of approximately $1.5 million and $1.5 million as of June 28, 2020 and December 29, 2019, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific topics. The Company adopted ASU 2016-13 effective December 30, 2019, using the modified retrospective approach. There was no impact to opening retained earnings as of December 30, 2019, or the consolidated financial statements dated June 28, 2020.

Compensation – Fair Value Disclosures

In August 2018, the FASB issued ASU No. 2018-13, “Fair value measurement (Topic 820) – Disclosure framework – Changes to the disclosure requirements for fair value measurement.” The amendments in this update improve the effectiveness of fair value measurement disclosures. The Company adopted this standard effective December 30, 2019. There was no impact on the Company’s disclosure in its consolidated financial statements.

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

Reference Rate Reform

In March 2020, the FASB issued ASU no. 2020-04, “Reference rate reform (Topic 848) – Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this update provide optional guidance related to changes in contracts, hedging relationships, and other transactions affected by reference rate reform. This update only applies to modifications made prior to December 31, 2022. No such modifications occurred in the period ending June 28, 2020. The Company will evaluate the impact of this update if and when it is applicable.

No other new accounting pronouncements issued or effective during the thirteen weeks ended June 28, 2020 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of June 28, 2020 and December 29, 2019:

June 28, 2020	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$451,000	$—	$451,000
Interest rate swap liability	—	14,239	—	14,239
Total financial liabilities	$—	$465,239	$—	$465,239

December 29, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$538,000	$—	$538,000
Interest rate swap liability	—	6,305	—	6,305
Total financial liabilities	$—	$544,305	$—	$544,305

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of June 28, 2020 and December 29, 2019.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	June 28, 2020	December 29, 2019
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$451,000	$538,000
Finance lease liabilities	Various	n/a	10,947	11,419
Long-term debt and finance lease liabilities			$461,947	$549,419

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

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $34.4 million have been issued as of June 28, 2020, primarily to support the Company’s insurance programs.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bore interest at LIBOR plus 1.50% per annum or prime plus 0.50%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. As of June 28, 2020, loans under the Amended and Restated Credit Agreement bore interest at LIBOR plus 1.25% per annum or prime plus 0.25%.

The interest rate on approximately 55% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 9, “Derivative Financial Instruments”).

As of June 28, 2020, outstanding letters of credit under the Amended and Restated Credit Agreement were subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen and twenty-six weeks ended June 28, 2020, the Company made no additional borrowings and made principal payments totaling $87.0 million; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $451.0 million as of June 28, 2020. During fiscal year 2019, the Company borrowed an additional $265.4 million to be used in connection with the Company’s share repurchase programs (see Note 7, “Stockholders’ Equity”) and made a total of $180.4 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $538.0 million at December 29, 2019.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of June 28, 2020.

5. Income Taxes

The Company’s effective tax rate increased to 24.7% for the thirteen weeks ended June 28, 2020, compared to 23.0% for the thirteen weeks ended June 30, 2019. The increase in the effective tax rate is primarily due to a decrease in federal tax credits along with tax detriments for share-based payment awards in the current year period compared to prior year period benefits. The income tax effect resulting from federal tax credits were ($0.3) million and ($0.7) million for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively.

The Company’s effective tax rate increased to 25.0% for the twenty-six weeks ended June 28, 2020, compared to 23.8% for the twenty-six weeks ended June 30, 2019. The increase in the effective tax rate is primarily due to a decrease in federal tax credits along with tax detriments for share-based payment awards in the current year period compared to prior year period benefits. The income tax effect resulting from excess tax detriments/(benefits) of share-based payment awards were $0.5 million and ($0.4) million for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

“Phishing” Scam Actions

In April 2016, four complaints were filed, two in the federal courts of California, one in the Superior Court of California and one in the federal court in the District of Colorado, each on behalf of a purported class of the Company’s current and former team members whose personally identifiable information (“PII”) was inadvertently disclosed to an unauthorized third party that perpetrated an email “phishing” scam against one of the Company’s team members. The complaints alleged the Company failed to properly safeguard the PII in accordance with applicable law.  The complaints sought damages on behalf of the purported class in unspecified amounts, attorneys’ fees and litigation expenses. On March 1, 2019, a number of individual plaintiffs filed arbitration demands. On May 15, 2019, certain other plaintiffs filed a second amended class action complaint in the District of Arizona, alleging that certain subclasses of team members are not subject to the Company’s arbitration agreement and attempted to pursue those team members’ claims in federal court. In late August 2019, the Company reached an agreement in principle to settle the majority of these claims, which were funded in the fourth quarter of 2019. Primary funding for the settlement came from the Company’s cyber insurance policy, and the settlement did not have a material impact on the consolidated financial statements. Following the group settlement, three (3) individual claimants planned to proceed with arbitration of their claims.  The three individual arbitrations were settled in late June and early July 2020, with immaterial settlement amounts fully funded by the Company’s cyber insurance policy.

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

The trial court has rejected three of CERT’s challenges to the regulation and will hear the remaining challenges as well as defense motions for summary judgment on the affirmative defense on August 10, 2020. If the court determines that the regulation applies to this case, and rejects CERT’s challenges to the validity of the regulation, the case will be dismissed. If the court determines that the regulation does not apply to this case, or upholds one or more of CERT’s challenges, then the court will set the case for trial of the remaining issues – civil penalties and injunctive relief.

At this stage of the proceedings, prior to a trial on the remedies issues, the Company is unable to predict or reasonably estimate the potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of June 28, 2020.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$—

The Company’s board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of June 28, 2020.

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Number of common shares acquired	—	2,412,112	—	7,302,878
Average price per common share acquired	$—	$21.32	$—	$22.36
Total cost of common shares acquired	$—	$51,425	$—	$163,310

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Basic net income per share:
Net income	$67,002	$35,343	$158,812	$91,735
Weighted average shares outstanding	117,832	118,251	117,688	120,754
Basic net income per share	$0.57	$0.30	$1.35	$0.76
Diluted net income per share:
Net income	$67,002	$35,343	$158,812	$91,735
Weighted average shares outstanding - basic	117,832	118,251	117,688	120,754
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	81	65	1	105
RSUs	276	40	258	185
RSAs	—	20	18	68
PSAs	—	60	12	119
Weighted average shares and equivalent shares outstanding	118,189	118,436	117,977	121,231
Diluted net income per share	$0.57	$0.30	$1.35	$0.76

For the thirteen weeks ended June 28, 2020, the computation of diluted net income per share does not include 0.3 million options, 0.1 million RSUs, and 0.3 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended June 30, 2019, the computation of diluted net income per share does not include 0.7 million options, 0.4 million RSUs and 0.1 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

For the twenty-six weeks ended June 28, 2020, the computation of diluted net income per share does not include 1.4 million options, 0.1 million RSUs, and 0.3 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended June 30, 2019, the computation of diluted net income per share does not include 0.6 million options and 0.3 million PSAs as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

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

The notional dollar amount of the three outstanding swaps was $250.0 million at June 28, 2020 and December 29, 2019, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2020 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of June 28, 2020		As of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	3,178	Accrued liabilities	1,736
Interest rate swaps	Other long-term liabilities	11,061	Other long-term liabilities	4,569

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statements of income. The following table summarizes these losses (gains) classified on the consolidated statements of income:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Consolidated Statements of Income Classification
Interest expense (income), net	$1,117	$(192)	$1,510	$(405)

10. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the twenty-six weeks ended June 30, 2019 and June 28, 2020.

Cash Flow Hedges
Balance at December 30, 2018	$1,134
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($1,976)	(5,713)
Total other comprehensive income (loss)	(5,713)
Balance at June 30, 2019	$(4,579)

Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($1,922)	(5,557)
Total other comprehensive income (loss)	(5,557)
Balance at June 28, 2020	$(10,239)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended June 28, 2020 and June 30, 2019.

	Thirteen weeks ended
	June 28, 2020		June 30, 2019
Perishables	$950,584	57.9%	$827,470	58.4%
Non-Perishables	692,204	42.1%	588,266	41.6%
Net Sales	$1,642,788	100.0%	$1,415,736	100.0%

	Twenty-six weeks ended
	June 28, 2020		June 30, 2019
Perishables	$1,863,224	56.6%	$1,634,533	57.8%
Non-Perishables	1,426,103	43.4%	1,195,090	42.2%
Net Sales	$3,289,327	100.0%	$2,829,623	100.0%

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

Awards Granted

During the twenty-six weeks ended June 28, 2020, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 9, 2020	485,367	174,902	1,055,907
May 12, 2020	66,550	11,389	15,569
Total	551,917	186,291	1,071,476
Weighted-average grant date fair value	$17.57	$17.03	$4.90
Weighted-average exercise price	—	—	$16.60

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of June 28, 2020, there were 2,548,725 stock awards outstanding and 4,441,647 shares remaining available for issuance under the 2013 Incentive Plan.

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

PSAs

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and vested 50% on the third anniversary of the grant date (March 2020). During the twenty-six weeks ended June 28, 2020, 35,697 of the 2017 PSAs vested. There were no outstanding 2017 PSAs as of June 28, 2020.

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

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years. During the twenty-six weeks ended June 28, 2020, 55,053 RSAs vested and there were no outstanding RSAs as of June 28, 2020.

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Share-based compensation expense before income taxes	$4,327	$1,741	$6,727	$4,191
Income tax benefit	(790)	(374)	(1,348)	(950)
Net share-based compensation expense	$3,537	$1,367	$5,379	$3,241

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following share-based awards were outstanding as of June 28, 2020 and June 30, 2019:

	As of
	June 28, 2020	June 30, 2019
	(in thousands)
Options
Vested	367	720
Unvested	1,081	64
RSUs	888	826
PSAs	310	228
RSAs	—	55

As of June 28, 2020, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,818	2.7
RSUs	14,820	2.1
PSAs	8,501	2.2
RSAs	—	—
Total unrecognized compensation expense at June 28, 2020	$28,139

During the twenty-six weeks ended June 28, 2020 and June 30, 2019, the Company received $1.3 million and $4.1 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market operates as a healthy grocery store that has made healthy living accessible to shoppers for nearly two decades by offering affordable, fresh, natural and organic products. True to our farmers market heritage, Sprouts is known for pioneering our unique grocery model by offering a welcoming store layout featuring fresh produce at the center of the store, an expansive bulk foods section, and a vitamin department focused on overall wellness. Sprouts also offers a unique assortment of healthier products with special attributes, such as plant-based, gluten-free, keto-friendly, and grass-fed, to meet the growing and diverse needs of today’s consumer. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. With 350 stores in 23 states as of June 28, 2020, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of July 29, 2020, we have grown to 352 stores in 23 states.

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

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through June 28, 2020, we have continued to open new stores while successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a long-term growth strategy that we believe will transform our company and drive profitable growth that includes refocusing attention on our target customers, updating our new store format with smaller stores and expanding in select markets, creating an advantaged fresh supply chain, refining our brand and marketing approach and delivering on our financial targets and new store box economics. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We plan to expand our store base primarily through new store openings; however, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We currently expect to open approximately 20 new stores in 2020, of which twelve new stores have opened through July 29, 2020. Although we have not yet experienced significant delays in our new store openings, our expected store growth in 2020 may be impacted by delays due to the ongoing COVID-19 pandemic. Beyond 2020, subject to the continued impact of COVID-19, we are targeting annual new store growth of at least 10%, in markets with growth potential and supply chain support.

We also believe we can continue to deliver positive comparable store sales growth by enhancing our core value proposition and distinctive customer-oriented shopping experience, as well as through expanding and refining our fresh, natural and organic product offerings, our targeted and personalized marketing efforts and our in-store and digital customer engagement. We are committed to growing the Sprouts brand by supporting our stores, product offerings and corporate partnerships, including the expansion of innovative marketing and promotional strategies through digital and social media platforms.

Recent Developments – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 has continued to spread, the situation has continued to evolve, including, in particular, the recent surge of positive COVID-19 cases around the country in and subsequent to the second quarter of 2020 as state stay-at-home orders have lapsed and many businesses have begun to reopen. Our results of operations for the thirteen and twenty-six weeks ended June 28, 2020 have benefited from increased demand from our customers initially stockpiling groceries and wellness products at the onset of the pandemic and continuing to consume more food at home as restaurants have not fully reopened to pre-pandemic levels, and we in turn have made significant investments in compensation, benefits and personal protective equipment for our front-line store team members, as well as enhanced store sanitation procedures. We have also incurred increased ecommerce fees as consumers have increasingly used online shopping alternatives to purchase our products during the pandemic. However, the ultimate impact of the COVID-19 pandemic on our results of operations for future periods will ultimately depend on the length and severity of the pandemic and governmental and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Item 1A. Risk Factors— The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” for additional information.

Results of Operations for Thirteen Weeks Ended June 28, 2020 and June 30, 2019

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	June 28, 2020	June 30, 2019
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,642,788	$1,415,736
Cost of sales	1,030,129	950,954
Gross profit	612,659	464,782
Selling, general and administrative expenses	488,877	383,116
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,549	29,565
Store closure and other costs, net	470	769
Income from operations	92,763	51,332
Interest expense, net	3,737	5,438
Income before income taxes	89,026	45,894
Income tax provision	22,024	10,551
Net income	$67,002	$35,343

Weighted average shares outstanding - basic	117,832	118,251
Diluted effect of equity-based awards	357	185
Weighted average shares and equivalent shares outstanding	118,189	118,436
Diluted net income per share	$0.57	$0.30

	Thirteen weeks ended
	June 28, 2020	June 30, 2019
Other Operating Data:
Comparable store sales growth	9.1%	0.1%
Stores at beginning of period	344	321
Closed	—	(1)
Opened	6	6
Stores at end of period	350	326

Comparison of Thirteen Weeks Ended June 28, 2020 to Thirteen Weeks Ended

June 30, 2019

Net sales

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Net sales	$1,642,788	$1,415,736	$227,052	16%
Comparable store sales growth	9.1%	0.1%

Net sales during the thirteen weeks ended June 28, 2020 totaled $1.6 billion, an increase of $227.1 million, or 16%, compared to the thirteen weeks ended June 30, 2019. Sales growth was primarily driven by a 9.1% increase in comparable store sales and strong performance in new stores opened in the last twelve months, each of which was largely driven by increased demand as a result of the COVID-19 pandemic. Comparable stores contributed approximately 93% of total sales for the thirteen weeks ended June 28, 2020 and approximately 92% for the thirteen weeks ended June 30, 2019.

Cost of sales and gross profit

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Net sales	$1,642,788	$1,415,736	$227,052	16%
Cost of sales	1,030,129	950,954	79,175	8%
Gross profit	612,659	464,782	147,877	32%
Gross margin	37.3%	32.8%	4.5%

Gross profit totaled $612.7 million during the thirteen weeks ended June 28, 2020, an increase of $147.9 million, or 32%, compared to the thirteen weeks ended June 30, 2019, primarily driven by increased sales volume. Gross margin increased by 4.5% to 37.3%, compared to 32.8% for the thirteen weeks ended June 28, 2020 due to leverage from the increase in sales and shrink favorability as a result of the COVID-19 pandemic, in addition to strategic improvements in promotions.

Selling, general and administrative expenses

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Selling, general and administrative expenses	$488,877	$383,116	$105,761	28%
Percentage of net sales	29.8%	27.1%	2.7%

Selling, general and administrative expenses increased $105.8 million, or 28%, compared to the thirteen weeks ended June 30, 2019. As a percentage of net sales, selling, general and administrative expenses increased to 29.8% from 27.1%. The increases are primarily due to higher payroll expense from additional staff and overtime and increased team member bonuses, as well as higher ecommerce fees from more customers relying on home delivery and curbside pickup as a result of COVID-19.

Depreciation and amortization

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Depreciation and amortization	$30,549	$29,565	$984	3%
Percentage of net sales	1.9%	2.1%	(0.2)%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $1.0 million primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs, net

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Store closure and other costs, net	$470	$769	$(299)	(39)%
Percentage of net sales	0.0%	0.1%	(0.1)%

Store closure and other costs, net decreased $0.3 million and primarily related to ongoing activity associated with our closed store locations.

Interest expense

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Long-term debt	$2,256	$5,225	$(2,969)	(57)%
Capital and financing leases	241	252	(11)	(4)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	1,099	(180)	1,279	711%
Total interest expense, net	$3,737	$5,438	$(1,701)	(31)%

The decrease in interest expense is primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This is partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	June 28, 2020	June 30, 2019
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.6%	5.0%
Enhanced charitable contributions	(0.9)%	(0.3)%
Federal credits	(0.3)%	(1.4)%
Share-based payment awards	—	(0.4)%
Other, net	0.3%	(0.9)%
Effective tax rate	24.7%	23.0%

The effective tax rate increased to 24.7% in the second quarter of 2020 from 23.0% in the same period last year. The increase in the effective tax rate is primarily due to a decrease in federal tax credits along with tax detriments for share-based payment awards in the current year period compared to prior year period benefits.

Net income

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Net income	$67,002	$35,343	$31,659	90%
Percentage of net sales	4.1%	2.5%	1.6%

Net income increased $31.7 million primarily due to increased net sales and favorable margin impact related to COVID-19, partially offset by higher selling, general and administrative expenses and a higher effective tax rate.

Diluted earnings per share

	Thirteen weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Diluted earnings per share	$0.57	$0.30	$0.27	90%
Diluted weighted average shares outstanding	118,189	118,436	(247)

The increase in diluted earnings per share of $0.27 was driven by higher net income.

Results of Operations for Twenty-six Weeks Ended June 28, 2020 and June 30, 2019

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

Comparison of Twenty-six Weeks Ended June 28, 2020 to Twenty-six Weeks Ended

June 30, 2019

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$3,289,327	$2,829,623
Cost of sales	2,082,836	1,880,492
Gross profit	1,206,491	949,131
Selling, general and administrative expenses	925,181	757,942
Depreciation and amortization (exclusive of depreciation included in cost of sales)	61,570	59,024
Store closure and other costs, net	(612)	1,277
Income from operations	220,352	130,888
Interest expense, net	8,564	10,440
Income before income taxes	211,788	120,448
Income tax provision	52,976	28,713
Net income	$158,812	$91,735

Weighted average shares outstanding - basic	117,688	120,754
Diluted effect of equity-based awards	289	477
Weighted average shares and equivalent shares outstanding	117,977	121,231
Diluted net income per share	$1.35	$0.76

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019
Other Operating Data:
Comparable store sales growth	9.9%	0.8%
Stores at beginning of period	340	313
Closed	—	(1)
Opened	10	14
Stores at end of period	350	326

Net Sales

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Net sales	$3,289,327	$2,829,623	$459,704	16%
Comparable store sales growth	9.9%	0.8%

Net sales during the twenty-six weeks ended June 28, 2020 totaled $3.3 billion, an increase of $459.7 million, or 16%, over the same period of the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 9.9% increase in comparable store sales, each of which was largely driven by increased demand as a result of the COVID-19 pandemic. Comparable stores contributed approximately 94% of total sales for the twenty-six weeks ended June 28, 2020 and approximately 91% for the twenty-six weeks ended June 30, 2019.

Cost of sales and gross profit

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Net sales	$3,289,327	$2,829,623	$459,704	16%
Cost of sales, buying and occupancy	2,082,836	1,880,492	202,344	11%
Gross profit	1,206,491	949,131	257,360	27%
Gross margin	36.7%	33.5%	3.2%

Gross profit totaled $1.2 billion during the twenty-six weeks ended June 28, 2020, an increase of $257 million, or 27%, compared to the twenty-six weeks ended June 30, 2019, primarily driven by increased sales volume. Gross margin increased by 3.2% to 36.7% compared to 33.5% for the twenty-six weeks ended June 28, 2020, driven by more efficient promotions in addition to increased sales and shrink benefits as a result of COVID-19.

Selling, general and administrative expenses

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Selling, general and administrative expenses	$925,181	$757,942	$167,239	22%
Percentage of net sales	28.1%	26.8%	1.3%

Selling, general and administrative expenses increased $167.2 million, or 22%, compared to the twenty-six weeks ended June 30, 2019. As a percentage of net sales, selling, general and administrative expenses increased to 28.1% from 26.8%. The increases are primarily are due to higher store bonus expense and ecommerce fees associated with COVID-19 as well as professional fees related to strategic initiatives. These increases were partially offset by lower marketing costs due to our strategic shift from print ads to more digital spend in the current year.

Depreciation and amortization

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Depreciation and amortization	$61,570	$59,024	$2,546	4%
Percentage of net sales	1.9%	2.1%	(0.2)%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $2.5 million primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs, net

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Store closure and other costs, net	$(612)	$1,277	$(1,889)	148%
Percentage of net sales	—	—	—

Store closure and other costs, net during the twenty-six weeks ended June 28, 2020 primarily represents a recognized gain on the assignment of the lease for one of our closed locations in the first quarter of 2020. Store closure and other costs, net during the twenty-six weeks ended June 30, 2019 represents charges associated with a planned store closure and relocation of another store upon expiration of both leases in the second quarter of 2019.

Interest expense

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Long-term debt	$6,303	$9,727	$(3,424)	(35)%
Capital and financing leases	484	507	(23)	(5)%
Deferred financing costs	282	282	—	0%
Interest rate hedge and other	1,495	(76)	1,571	n/m
Total Interest Expense	$8,564	$10,440	$(1,876)	(18)%

The decrease in interest expense is primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This is partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019
Federal statutory rate	21.0%	21.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.7%	5.0%
Enhanced charitable contributions	(0.8)%	(0.3)%
Federal Credits	(0.4)%	(1.4)%
Share-based payment awards	0.2%	(0.3)%
Other, net	0.3%	(0.2)%
Effective tax rate	25.0%	23.8%

The effective tax rate increased to 25.0% for the twenty-six weeks ended 2020 from 23.8% in the same period last year. The increase in the effective tax rate is primarily due to a decrease in federal tax credits along with tax detriments for share-based payment awards in the current year period compared to prior year period benefits.

Net income

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Net income	$158,812	$91,735	$67,077	73%
Percentage of net sales	4.8%	3.2%	1.6%

Net income increased $67.1 million primarily due to increased net sales and favorable margin impact related to COVID-19 and more balanced promotions, partially offset by higher selling, general and administrative expenses and a higher effective tax rate.

Diluted earnings per share

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019	Change	% Change
Diluted earnings per share	$1.35	$0.76	$0.59	78%
Diluted weighted average shares outstanding	117,977	121,231	(3,254)

The increase in diluted earnings per share of $0.59 was driven by higher net income and reduced shares outstanding.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	June 28, 2020	June 30, 2019
	(dollars in thousands)
Net Income (1)	$216,705	$141,937
Income Tax Adjustment for Tax Act (2)	—	(2,573)
Special items, net of tax (3), (4)	3,431	11,950
Interest expense, net of tax (4), (5)	14,557	19,222
Net operating profit after tax (NOPAT)	$234,693	$170,536

Total rent expense, net of tax (4)	136,883	115,455
Estimated depreciation on operating leases, net of tax (4)	(69,063)	(46,552)
Estimated interest on operating leases, net of tax (4), (6), (7)	67,820	68,903
NOPAT, including effect of operating leases	$302,513	$239,439

Average working capital	75,016	31,965
Average property and equipment	738,999	750,214
Average other assets	566,192	572,685
Average other liabilities	(99,934)	(167,451)
Average invested capital	$1,280,273	$1,187,413

Average operating leases (8)	1,184,185	1,154,213
Average invested capital, including operating leases	$2,464,458	$2,341,626

ROIC	18.3%	14.4%
ROIC, including operating leases	12.3%	10.2%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)	$2.6 million income tax benefit related to tax calculation method changes recognized in the third quarter of 2018.

(3)

2019 special items include $8.0 million (after-tax) related to store closures and $4.0 million (after-tax) related to executive severance. 2020 special items include professional fees related to our ongoing strategic initiatives.

(4)	Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(5)

During the rolling four quarters ended June 28, 2020, we made an immaterial change in the method for calculating the tax effect on interest expense. We have conformed the comparative period accordingly. The change did not have an impact on ROIC or ROIC, including operating leases.

(6)	2019 estimated interest on operating leases is calculated by multiplying operating leases by the 7.5% discount rate for each lease recorded as rent expense within direct store expense.
(7)	2020 estimated interest on operating leases is calculated by multiplying operating leases by the 7.6% discount rate for each lease recorded as rent expense within direct store expense.
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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Twenty-six weeks ended
	June 28, 2020	June 30, 2019
Cash, cash equivalents and restricted cash at end of period	$329,594	$60,183
Cash flows from operating activities	$393,348	$249,185
Cash flows used in investing activities	$(64,571)	$(93,414)
Cash flows used in financing activities	$(85,968)	$(97,836)

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

Operating Activities

Cash flows from operating activities increased $144.2 million to $393.3 million for the twenty-six weeks ended June 28, 2020 compared to $249.2 million for the twenty-six weeks ended June 30, 2019. The increase in cash flows from operating activities is primarily a result of changes in working capital.

Cash flows provided by operating activities from changes in working capital was $166.0 million in the twenty-six weeks ended June 28, 2020 compared to $85.4 million in the twenty-six weeks ended June 30, 2019, primarily driven by elevated accrued income tax and accounts payable in the current period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $64.6 million and $93.4 million, for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.

Financing Activities

Cash flows used in financing activities were $86.0 million for the twenty-six weeks ended June 28, 2020 compared to $97.8 million for the twenty-six weeks ended June 30, 2019. During the twenty-six weeks ended June 28, 2020, cash flows used in financing activities primarily consisted of $87.0 million payments on our credit facility.

During the twenty-six weeks ended June 30, 2019, cash flows used in financing activities primarily consisted of $163.3 million for stock repurchases, partially offset by $62.0 million of net borrowings on our credit facility, and $4.1 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt decreased $87.0 million to $451.0 million as of June 28, 2020, compared to December 29, 2019. The decrease is due to payments under our Amended and Restated Credit Agreement.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of June 28, 2020.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$—

Our board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of June 28, 2020.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Number of common shares acquired	—	2,412,112	—	7,302,878
Average price per common share acquired	$—	$21.32	$—	$22.36
Total cost of common shares acquired	$—	$51,425	$—	$163,310

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2040.

The following table summarizes our contractual obligations as of June 28, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$451,000	$—	$451,000	$—	$—
Interest payments on $700.0 million Credit Agreement (2)	32,520	6,041	24,857	1,622	—
Finance lease obligations (3)	17,946	1,591	3,306	3,462	9,587
Operating lease obligations (3)	1,795,196	200,770	389,016	336,139	869,271
Totals	$2,296,662	$208,402	$868,179	$341,223	$878,858

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

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of June 28, 2020 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for finance and operating lease obligations as of June 28, 2020. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.6 million for the period of less than one year, $2.6 million for years one to three, $1.9 million for years three to five, and $2.0 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and for which there have not been material changes since that filing through June 28, 2020.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and twenty-six weeks ended June 28, 2020. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $451 million principal outstanding under our Amended and Restated Credit Agreement as of June 28, 2020, each hundred basis point change in LIBOR would result in a change in interest expense by $4.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the three outstanding swaps at June 28, 2020 and December 29, 2019 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $451 million principal outstanding under our Amended and Restated Credit Agreement as of June 28, 2020, each hundred basis point change in LIBOR would result in a change in interest expense by $2.0 million annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 28, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 28, 2020, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The unprecedented global outbreak of the novel coronavirus (COVID-19) that began in the first quarter of 2020 and has surged in many parts of the country as many state-imposed stay-at-home orders lapsed during the second quarter of 2020 has affected us in several ways. While the health and safety of our team members and customers remains our first priority, the impact of the COVID-19 pandemic has disrupted our business and could continue to do so for the foreseeable future until the impact of the pandemic subsides.

Although our grocery store operations are generally deemed “essential” operations by federal, state and local authorities, thereby allowing our stores to remain open despite government mandated stay-at-home or similar shelter-in-place orders, there can be no assurance that our stores will continue to be allowed by governmental authorities to remain open while the COVID-19 pandemic persists. A closure of stores would adversely impact our net sales, and any alleged failure to comply with such orders or any other governmental regulations promulgated in response to the COVID-19 crisis could result in costly litigation, enforcement actions and penalties. Even if our stores remain open, we have previously reduced operating hours and implemented restrictions on the number of customers allowed in our stores at a given time to promote social distancing, and store traffic may further decline as customers shop less frequently or choose other retail or online outlets to minimize potential exposure to COVID-19.  We have incurred incremental ecommerce fees as more customers adopt our digital solutions.

Although our operations have generally stabilized since the onset of the crisis, the COVID-19 pandemic has strained our entire supply chain, store operations and merchandising functions. We have encountered difficulties and delays in obtaining products from our distributors, delivering products to our stores and adequately staffing our stores and distribution centers. If we are unable to continue to source, transport and stock products in our stores or to maintain adequate staffing levels in our stores and distribution centers due to disruptions caused by the COVID-19 crisis, we will be unable to maintain inventory levels and continue to operate our stores at levels to meet customer demand. Further, if we do not identify and source appropriate products in response to our customers’ evolving needs during the COVID-19 crisis, we may lose existing customers and fail to attract new customers, which could cause our sales to decrease, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

We have incurred, and expect to continue to incur, significant costs to support our front-line store team members, including expenses for added labor, store bonuses, enhanced benefits and safety measures. If, as a result of the impact of the COVID-19 pandemic, we are unable to continue to provide our team members with appropriate compensation and protective measures, we may be unable to retain current or attract new team members to perform necessary functions within our stores and engage with our customers. Because of the increased demand arising from the pandemic, we have been hiring new team members. There is no assurance we will be able to hire sufficient numbers of individuals to meet our needs. In addition, nearly all of our store support team members remain in a remote work environment in an effort to mitigate the spread of COVID-19. Our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our team members or the loss or compromise of confidential customer, team member or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.

We have experienced instances of our team members contracting COVID-19 that have generally tracked national trends, and in response, we follow CDC and other health authority guidelines to report positive test results and reduce further transmission. Any widespread transmission of COVID-19 among our team members within a particular store or geographical area might necessitate that we temporarily close impacted stores, which may negatively affect our business and financial condition, as well as the perception of our company. Further, if individuals believe they have contracted COVID-19 in our stores or believe that we have not taken appropriate precautionary measures to reduce the transmission of COVID-19, we may be subject to costly and time consuming litigation.

Although we haven’t experienced significant delays to date, our growth plans for 2020 and beyond may be negatively impacted by the COVID-19 pandemic if our new store construction projects are placed on hold or delayed due to restrictions on construction work or constraints on necessary resources, and we expect such delays may continue for as long as the COVID-19 crisis persists.

Measures taken by governmental authorities to reduce the transmission of COVID-19, including stay-at-home orders and business closures, have resulted in wide-scale unemployment and financial hardship for a large portion of the U.S. population. Shifts in demand to lower priced options and reduced traffic from stockpiling in preparation for the pandemic or from consuming less food at home as restaurants and other businesses reopen may negatively impact sales in subsequent periods. The economic fallout of the COVID-19 pandemic on the geographic areas where we operate may adversely affect our business.

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

There was no share repurchase activity during the thirteen weeks ended June 28, 2020.

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

SPROUTS FARMERS MARKET, INC.

Date: July 29, 2020	By:	/s/ Denise A. Paulonis
	Name:	Denise A. Paulonis
	Title:	Chief Financial Officer
(Principal Financial Officer)