Form 10-Q
period 2020-09-27
Sprouts Farmers Market, Inc.
filed 2020-10-28
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

or

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

As of October 26, 2020, the registrant had 117,950,276 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2020

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 27, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$137,518	$85,314
Accounts receivable, net	24,258	15,713
Inventories	257,255	275,979
Prepaid expenses and other current assets	18,948	10,833
Total current assets	437,979	387,839
Property and equipment, net of accumulated depreciation	735,670	741,508
Operating lease assets, net	1,040,329	1,028,436
Intangible assets, net of accumulated amortization	184,960	185,395
Goodwill	368,878	368,078
Other assets	14,407	11,727
Total assets	$2,782,223	$2,722,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,259	$122,839
Accrued liabilities	138,996	136,482
Accrued salaries and benefits	72,155	48,579
Accrued income tax	4,089	2,005
Current portion of operating lease liabilities	130,088	106,153
Current portion of finance lease liabilities	994	754
Total current liabilities	509,581	416,812
Long-term operating lease liabilities	1,074,267	1,078,927
Long-term debt and finance lease liabilities	285,704	549,419
Other long-term liabilities	50,140	41,517
Deferred income tax liability	54,585	54,356
Total liabilities	1,974,277	2,141,031
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,950,276 shares issued and outstanding, September 27, 2020; 117,543,668 shares issued and outstanding, December 29, 2019	117	117
Additional paid-in capital	682,709	670,966
Accumulated other comprehensive income (loss)	(9,484)	(4,682)
Retained earnings (Accumulated deficit)	134,604	(84,449)
Total stockholders’ equity	807,946	581,952
Total liabilities and stockholders’ equity	$2,782,223	$2,722,983

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$1,577,598	$1,440,222	$4,866,925	$4,269,844
Cost of sales	992,829	963,497	3,075,665	2,843,989
Gross profit	584,769	476,725	1,791,260	1,425,855
Selling, general and administrative expenses	475,053	404,285	1,400,234	1,162,226
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,067	30,764	92,637	89,788
Store closure and other costs, net	268	2,119	(344)	3,396
Income from operations	78,381	39,557	298,733	170,445
Interest expense, net	3,117	5,557	11,681	15,997
Income before income taxes	75,264	34,000	287,052	154,448
Income tax provision	15,023	7,740	67,999	36,453
Net income	$60,241	$26,260	$219,053	$117,995
Net income per share:
Basic	$0.51	$0.22	$1.86	$0.98
Diluted	$0.51	$0.22	$1.85	$0.98
Weighted average shares outstanding:
Basic	117,947	118,029	117,775	119,846
Diluted	118,450	118,174	118,157	120,227

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$60,241	$26,260	$219,053	$117,995

Other comprehensive income/(loss), net of tax
Unrealized gain/(loss) on cash flow hedging activities, net of income tax of $261, ($365), ($1,661), and (2,341)	755	(1,056)	(4,802)	(6,769)
Total other comprehensive income/(loss)	755	(1,056)	(4,802)	(6,769)

Comprehensive income	$60,996	$25,204	$214,251	$111,226

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 27, 2020

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at June 28, 2020	117,944,450	$117	$679,036	$74,363	$(10,239)	$743,277
Net income	—	—	—	60,241	—	60,241
Other comprehensive income/(loss)	—	—	—	—	755	755
Issuance of shares under stock plans	5,826	—	—	—	—	—
Share-based compensation	—	—	3,673	—	—	3,673
Balances at September 27, 2020	117,950,276	$117	$682,709	$134,604	$(9,484)	$807,946

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income				219,053		219,053
Other comprehensive loss	—	—	—	—	(4,802)	(4,802)
Issuance of shares under stock plans	497,358	—	1,343	—	—	1,343
Share-based compensation	—	—	10,400	—	—	10,400
Balances at September 27, 2020	117,950,276	$117	$682,709	$134,604	$(9,484)	$807,946

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 29, 2019

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at June 30, 2019	118,022,271	$118	$665,454	$(129,344)	$(4,579)	$531,649
Net income	—	—	—	26,260	—	26,260
Other comprehensive loss	—	—	—	—	(1,056)	(1,056)
Issuance of shares under stock plans	25,849	—	358	—	—	358
Repurchase and retirement of common stock	—	—	—	—	—	—
Share-based compensation	—	—	2,710	—	—	2,710
Balances at September 29, 2019	118,048,120	$118	$668,522	$(103,084)	$(5,635)	$559,921

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	117,995	—	117,995
Other comprehensive loss	—	—	—	—	(6,769)	(6,769)
Issuance of shares under stock plans	769,808	1	4,481	—	—	4,482
Repurchase and retirement of common stock	(7,302,878)	(7)	—	(163,303)	—	(163,310)
Share-based compensation	—	—	6,901	—	—	6,901
Impact of adoption of ASC 842 related to leases	—	—	—	11,426	—	11,426
Balances at September 29, 2019	118,048,120	$118	$668,522	$(103,084)	$(5,635)	$559,921

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities
Net income	$219,053	$117,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,748	91,546
Operating lease asset amortization	71,765	62,251
Store closure and other costs, net	(321)	850
Share-based compensation	10,400	6,901
Deferred income taxes	228	(245)
Other non-cash items	1,996	(2,873)
Changes in operating assets and liabilities:
Accounts receivable	7,372	28,978
Inventories	18,724	(21,348)
Prepaid expenses and other current assets	(8,937)	(2,379)
Other assets	(2,575)	(762)
Accounts payable	45,806	63,947
Accrued liabilities	(7)	32,963
Accrued salaries and benefits	23,577	(4,054)
Accrued income tax	2,083	3,764
Operating lease liabilities	(79,602)	(52,209)
Other long-term liabilities	5,954	(2,013)
Cash flows from operating activities	410,264	323,312
Cash flows from investing activities
Purchases of property and equipment	(95,874)	(146,480)
Cash flows used in investing activities	(95,874)	(146,480)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	187,405
Payments on revolving credit facilities	(263,000)	(125,405)
Payments on finance lease liabilities	(474)	(536)
Repurchase of common stock	—	(163,310)
Proceeds from exercise of stock options	1,343	4,483
Other	—	(320)
Cash flows used in financing activities	(262,131)	(97,683)
Increase in cash, cash equivalents, and restricted cash	52,259	79,149
Cash, cash equivalents, and restricted cash at beginning of the period	86,785	2,248
Cash, cash equivalents, and restricted cash at the end of the period	$139,044	$81,397

Supplemental disclosure of cash flow information
Cash paid for interest	$11,513	$15,212
Cash paid for income taxes	63,393	32,115
Leased assets obtained in exchange for new operating lease liabilities	90,751	157,134

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$13,016	$18,396

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers a unique grocery experience featuring fresh, natural, and organic food through an open layout with fresh produce at the heart of the store, as well as bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, beer and wine, natural body care and household items catering to consumers’ growing interest in health and wellness. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 3, 2021 (“fiscal year 2020”) is a 53-week year and fiscal year 2019 was a 52-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

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

	Balance at December 29, 2019	Gift Cards Issued During Current Period but Not Redeemed(a)	Revenue Recognized from Beginning Liability	Balance at September 27, 2020
Gift card liability, net	$15,902	$2,134	$(9,031)	$9,005

(a)	net of estimated breakage

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of September 27, 2020.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as health and welfare restricted funds of approximately $1.5 million and $1.5 million as of September 27, 2020 and December 29, 2019, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific topics. The Company adopted ASU 2016-13 effective December 30, 2019, using the modified retrospective approach. There was no impact to opening retained earnings as of December 30, 2019, or the consolidated financial statements dated September 27, 2020.

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

Reference Rate Reform

In March 2020, the FASB issued ASU no. 2020-04, “Reference rate reform (Topic 848) – Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this update provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. Generally, the guidance allows contract modifications related to reference rate reform to be considered events that do not require remeasurements or reassessments of previous accounting determinations at the modification date. This update only applies to modifications made prior to December 31, 2022. No such modifications occurred in the period ending September 27, 2020. The Company expects to utilize this optional guidance but does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the thirteen weeks ended September 27, 2020 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of September 27, 2020 and December 29, 2019:

September 27, 2020	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$275,000	$—	$275,000
Interest rate swap liability	—	13,209	—	13,209
Total financial liabilities	$—	$288,209	$—	$288,209

December 29, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$538,000	$—	$538,000
Interest rate swap liability	—	6,305	—	6,305
Total financial liabilities	$—	$544,305	$—	$544,305

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of September 27, 2020 and December 29, 2019.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	September 27, 2020	December 29, 2019
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$275,000	$538,000
Finance lease liabilities	Various	n/a	10,704	11,419
Long-term debt and finance lease liabilities			$285,704	$549,419

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $34.4 million have been issued as of September 27, 2020, primarily to support the Company’s insurance programs.

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

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bore interest at LIBOR plus 1.50% per annum or prime plus 0.50%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. As of September 27, 2020, loans under the Amended and Restated Credit Agreement bore interest at LIBOR plus 1.25% per annum or prime plus 0.25%.

The interest rate on approximately 91% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 9, “Derivative Financial Instruments”).

As of September 27, 2020, outstanding letters of credit under the Amended and Restated Credit Agreement were subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen and thirty-nine weeks ended September 27, 2020, the Company made no additional borrowings and made principal payments totaling $176.0 million and $263.0 million, respectively; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $275.0 million as of September 27, 2020. During fiscal year 2019, the Company borrowed an additional $265.4 million to be used in connection with the Company’s share repurchase programs (see Note 7, “Stockholders’ Equity”) and made a total of $180.4 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $538.0 million at December 29, 2019.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of September 27, 2020.

5. Income Taxes

The Company’s effective tax rate decreased to 20.0% for the thirteen weeks ended September 27, 2020, compared to 22.8% for the thirteen weeks ended September 29, 2019. The decrease in the effective tax rate was primarily due to a benefit for return to provision adjustments in the current year period, partially offset by a decrease in federal tax credits. The income tax benefits resulting from discrete adjustments and return to provision adjustments were $5.4 million and $1.0 million for the thirteen weeks ended September 27, 2020 and September 29, 2019, respectively.

The Company’s effective tax rate increased to 23.7% for the thirty-nine weeks ended September 27, 2020, compared to 23.6% for the thirty-nine weeks ended September 29, 2019. The increase in the effective tax rate was primarily due to a decrease in federal tax credits along with tax detriments for share-based payment awards in the current year period compared to prior year period benefits, partially offset by a benefit for discrete adjustments and return to provision adjustments in the current year period. The income tax benefits resulting from return to provision adjustments were $5.4 million and $1.7 million for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On June 15, 2018, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” The proposed regulation has been finalized with an effective date of October 1, 2019. The defendants amended their answers to assert the regulation as an affirmative defense. On August 25, 2020, the court granted the defense motion for summary judgment on the affirmative defense, and the case was dismissed.

Although the Company expects CERT to appeal the ruling on the defense motion for summary judgment, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

7. Stockholders’ Equity

Share Repurchases

The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of September 27, 2020.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$—

The Company’s board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of September 27, 2020.

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Number of common shares acquired	—	—	—	7,302,878
Average price per common share acquired	$—	$—	$—	$22.36
Total cost of common shares acquired	$—	$—	$—	$163,310

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic net income per share:
Net income	$60,241	$26,260	$219,053	$117,995
Weighted average shares outstanding	117,947	118,029	117,775	119,846
Basic net income per share	$0.51	$0.22	$1.86	$0.98
Diluted net income per share:
Net income	$60,241	$26,260	$219,053	$117,995
Weighted average shares outstanding - basic	117,947	118,029	117,775	119,846
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	160	32	14	62
RSUs	318	42	315	167
RSAs	—	25	12	58
PSAs	25	46	41	94
Weighted average shares and equivalent shares outstanding	118,450	118,174	118,157	120,227
Diluted net income per share	$0.51	$0.22	$1.85	$0.98

For the thirteen weeks ended September 27, 2020, the Company had 0.2 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended September 29, 2019, the Company had 0.6 million options, 0.4 million RSUs and 0.1 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

For the thirty-nine weeks ended September 27, 2020, the Company had 0.2 million options, 0.1 million RSUs, and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirty-nine weeks ended September 29, 2019, the Company had 0.6 million options, 0.3 million RSUs and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

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

The notional dollar amount of the three outstanding swaps was $250.0 million at September 27, 2020 and December 29, 2019, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2020 to 2022.

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

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of September 27, 2020		As of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	$1,848	Accrued liabilities	$1,736
Interest rate swaps	Other long-term liabilities	11,361	Other long-term liabilities	4,569

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense on the consolidated statements of income. The following table summarizes these losses (gains) classified on the consolidated statements of income:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Consolidated Statements of Income Classification
Interest expense (income), net	$1,345	$(54)	$2,855	$(458)

10. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the thirty-nine weeks ended September 29, 2019 and September 27, 2020.

Cash Flow Hedges
Balance at December 30, 2018	$1,134
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($2,341)	(6,769)
Total other comprehensive income (loss)	(6,769)
Balance at September 29, 2019	$(5,635)

Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized loss on cash flow hedging activities, net of income tax of ($1,661)	(4,802)
Total other comprehensive income (loss)	(4,802)
Balance at September 27, 2020	$(9,484)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019.

	Thirteen weeks ended
	September 27, 2020		September 29, 2019
Perishables	$918,860	58.2%	$844,553	58.6%
Non-Perishables	658,738	41.8%	595,669	41.4%
Net Sales	$1,577,598	100.0%	$1,440,222	100.0%

	Thirty-nine weeks ended
	September 27, 2020		September 29, 2019
Perishables	$2,782,084	57.2%	$2,479,091	58.1%
Non-Perishables	2,084,841	42.8%	1,790,753	41.9%
Net Sales	$4,866,925	100.0%	$4,269,844	100.0%

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

Awards Granted

During the thirty-nine weeks ended September 27, 2020, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 9, 2020	485,367	174,902	1,055,907
May 12, 2020	66,550	11,389	15,569
August 10, 2020	35,655	5,762	14,052
Total	587,572	192,053	1,085,528
Weighted-average grant date fair value	$18.01	$17.26	$4.94
Weighted-average exercise price	—	—	$16.71

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of September 27, 2020, there were 2,559,249 stock awards outstanding and 4,522,005 shares remaining available for issuance under the 2013 Incentive Plan.

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

PSAs

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and vested 50% on the third anniversary of the grant date (March 2020). During the thirty-nine weeks ended September 27, 2020, 35,697 of the 2017 PSAs vested. There were no outstanding 2017 PSAs as of September 27, 2020.

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

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years. During the thirty-nine weeks ended September 27, 2020, 55,053 RSAs vested and there were no outstanding RSAs as of September 27, 2020.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Share-based compensation expense before income taxes	$3,673	$2,710	$10,400	$6,901
Income tax benefit	(663)	(697)	(2,011)	(1,647)
Net share-based compensation expense	$3,010	$2,013	$8,389	$5,254

The following share-based awards were outstanding as of September 27, 2020 and September 29, 2019:

	As of
	September 27, 2020	September 29, 2019
	(in thousands)
Options
Vested	235	578
Unvested	1,095	64
RSUs	914	774
PSAs	315	225
RSAs	—	55

As of September 27, 2020, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,469	2.4
RSUs	13,410	1.9
PSAs	7,793	2.0
RSAs	—	—
Total unrecognized compensation expense at September 27, 2020	$25,672

During the thirty-nine weeks ended September 27, 2020 and September 29, 2019, the Company received $1.3 million and $4.5 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 356 stores in 23 states as of September 27, 2020, we are one of the largest specialty retailers of fresh, natural and organic food in the United States. As of October 28, 2020, we have grown to 360 stores in 23 states.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

We are pursuing a long-term growth strategy that we believe will transform our company and drive profitable growth that includes refocusing attention on our target customers, updating our new store format with smaller stores and expanding in select markets, creating an advantaged fresh supply chain, refining our brand and marketing approach and delivering on our financial targets and new store box economics. We intend to continue expanding our store base by pursuing new store openings in our existing markets, expanding into adjacent markets and penetrating new markets. We plan to expand our store base primarily through new store openings; however, we may grow through strategic acquisitions if we identify suitable targets and are able to negotiate acceptable terms and conditions for acquisition. We currently expect to open approximately 20 new stores in 2020, of which 20 new stores have opened through October 28, 2020 with an intent to open two more later this year. Although we have not yet experienced significant delays in our new store openings, our expected store growth in and subsequent to 2020 may be impacted by delays due to the ongoing COVID-19 pandemic. Beyond 2021, subject to the continued impact of COVID-19, we are targeting annual new store growth of at least 10%, in markets with growth potential and supply chain support.

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

Recent Developments – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 has continued to spread, the situation has continued to evolve, including, in particular, the fluctuations of positive COVID-19 cases in various states around the country in and subsequent to the third quarter of 2020 as state economies have begun to reopen. Our results of operations for the thirteen and thirty-nine weeks ended September 27, 2020 have benefited from increased demand from our customers initially stockpiling groceries and wellness products at the onset of the pandemic and continuing to consume more food at home as restaurants have not fully reopened to pre-pandemic levels, and we in turn have made significant investments in compensation, benefits and personal protective equipment for our front-line store team members, as well as enhanced store sanitation procedures. We have also incurred increased ecommerce fees as consumers have increasingly used online shopping alternatives to purchase our products during the pandemic. However, the ultimate impact of the COVID-19 pandemic on our results of operations for future periods will ultimately depend on the length and severity of the pandemic and governmental and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Item 1A. Risk Factors— The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” for additional information.

Results of Operations for Thirteen Weeks Ended September 27, 2020 and September 29, 2019

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 27, 2020	September 29, 2019
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,577,598	$1,440,222
Cost of sales	992,829	963,497
Gross profit	584,769	476,725
Selling, general and administrative expenses	475,053	404,285
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,067	30,764
Store closure and other costs, net	268	2,119
Income from operations	78,381	39,557
Interest expense, net	3,117	5,557
Income before income taxes	75,264	34,000
Income tax provision	15,023	7,740
Net income	$60,241	$26,260

Weighted average shares outstanding - basic	117,947	118,029
Diluted effect of equity-based awards	503	145
Weighted average shares and equivalent shares outstanding	118,450	118,174
Diluted net income per share	$0.51	$0.22

	Thirteen weeks ended
	September 27, 2020	September 29, 2019
Other Operating Data:
Comparable store sales growth	4.2%	1.5%
Stores at beginning of period	350	326
Closed	—	—
Opened	6	9
Stores at end of period	356	335

Comparison of Thirteen Weeks Ended September 27, 2020 to Thirteen Weeks Ended

September 29, 2019

Net sales

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Net sales	$1,577,598	$1,440,222	$137,376	10%
Comparable store sales growth	4.2%	1.5%

Net sales during the thirteen weeks ended September 27, 2020 totaled $1.6 billion, an increase of $137.4 million, or 10%, compared to the thirteen weeks ended September 29, 2019. Sales growth was primarily due to a 4.2% increase in comparable store sales and strong performance in new stores opened in the last twelve months, each of which was largely driven by sustained demand as a result of the COVID-19 pandemic. Comparable stores contributed approximately 93% of total sales for the thirteen weeks ended September 27, 2020 and approximately 91% for the thirteen weeks ended September 29, 2019.

Cost of sales and gross profit

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Net sales	$1,577,598	$1,440,222	$137,376	10%
Cost of sales	992,829	963,497	29,332	3%
Gross profit	584,769	476,725	108,044	23%
Gross margin	37.1%	33.1%	4.0%

Gross profit totaled $584.8 million during the thirteen weeks ended September 27, 2020, an increase of $108.0 million, or 23%, compared to the thirteen weeks ended September 29, 2019, primarily driven by increased sales volume. Gross margin increased by 4.0% to 37.1%, compared to 33.1% for the thirteen weeks ended September 27, 2020 due to strategic changes in promotional activities, initiatives to decrease shrink, and positive leverage from the increase in sales driven by the COVID-19 pandemic.

Selling, general and administrative expenses

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Selling, general and administrative expenses	$475,053	$404,285	$70,768	18%
Percentage of net sales	30.1%	28.1%	2.0%

Selling, general and administrative expenses increased $70.8 million, or 18%, compared to the thirteen weeks ended September 29, 2019. As a percentage of net sales, selling, general and administrative expenses increased to 30.1% from 28.1%. The increases were primarily driven by higher payroll expense from the continuation of team member incentives and bonuses due to COVID-19. In addition, we incurred higher ecommerce fees in the current year period as more customers have relied on home delivery and curbside pickup during the pandemic.

Depreciation and amortization

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Depreciation and amortization	$31,067	$30,764	$303	1%
Percentage of net sales	2.0%	2.1%	(0.1)%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $0.3 million and primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs, net

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Store closure and other costs, net	$268	$2,119	$(1,851)	(87)%
Percentage of net sales	0.0%	0.1%	(0.1)%

Store closure and other costs, net in the current year period primarily related to ongoing activity associated with our closed store locations. Store closure and other costs, net during the thirteen weeks ended September 29, 2019 primarily represented charges associated with executive severance and hurricane preparedness.

Interest expense

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Long-term debt	$1,358	$5,136	$(3,778)	(74)%
Capital and financing leases	235	246	(11)	(4)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	1,383	34	1,349	n/m
Total interest expense, net	$3,117	$5,557	$(2,440)	(44)%

The decrease in interest expense was primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This was partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	September 27, 2020	September 29, 2019
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	6.0%	4.8%
Enhanced charitable contributions	(0.7)%	(3.5)%
Federal credits	(0.1)%	(7.7)%
Share-based payment awards	0.1%	0.7%
Return to Provision	(7.3)%	(3.0)%
Other, net	1.0%	10.5%
Effective tax rate	20.0%	22.8%

The effective tax rate decreased to 20.0% in the third quarter of 2020 from 22.8% in the same period last year. The decrease in the effective tax rate was primarily due to a benefit for discrete adjustments and return to provision adjustments in the current year period, partially offset by a decrease in federal tax credits.

Net income

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Net income	$60,241	$26,260	$33,981	129%
Percentage of net sales	3.8%	1.8%	2.0%

Net income increased $34.0 million primarily due to increased net sales and favorable margin impact related to COVID-19, partially offset by higher selling, general and administrative expenses.

Diluted earnings per share

	Thirteen weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Diluted earnings per share	$0.51	$0.22	$0.29	132%
Diluted weighted average shares outstanding	118,450	118,174	276

The increase in diluted earnings per share of $0.29 was driven by higher net income.

Results of Operations for Thirty-nine Weeks Ended September 27, 2020 and September 29, 2019

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

Comparison of Thirty-nine Weeks Ended September 27, 2020 to Thirty-nine Weeks Ended

September 29, 2019

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$4,866,925	$4,269,844
Cost of sales	3,075,665	2,843,989
Gross profit	1,791,260	1,425,855
Selling, general and administrative expenses	1,400,234	1,162,226
Depreciation and amortization (exclusive of depreciation included in cost of sales)	92,637	89,788
Store closure and other costs, net	(344)	3,396
Income from operations	298,733	170,445
Interest expense, net	11,681	15,997
Income before income taxes	287,052	154,448
Income tax provision	67,999	36,453
Net income	$219,053	$117,995

Weighted average shares outstanding - basic	117,775	119,846
Diluted effect of equity-based awards	382	381
Weighted average shares and equivalent shares outstanding	118,157	120,227
Diluted net income per share	$1.85	$0.98

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019
Other Operating Data:
Comparable store sales growth	8.0%	1.0%
Stores at beginning of period	340	313
Closed	—	(1)
Opened	16	23
Stores at end of period	356	335

Net Sales

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Net sales	$4,866,925	$4,269,844	$597,081	14%
Comparable store sales growth	8.0%	1.0%

Net sales during the thirty-nine weeks ended September 27, 2020 totaled $4.9 billion, an increase of $597.1 million, or 14%, over the same period of the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and an 8.0% increase in comparable store sales, each of which was largely driven by increased demand as a result of the COVID-19 pandemic. Comparable stores contributed approximately 93% of total sales for the thirty-nine weeks ended September 27, 2020 and approximately 91% for the thirty-nine weeks ended September 29, 2019.

Cost of sales and gross profit

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Net sales	$4,866,925	$4,269,844	$597,081	14%
Cost of sales, buying and occupancy	3,075,665	2,843,989	231,676	8%
Gross profit	1,791,260	1,425,855	365,405	26%
Gross margin	36.8%	33.4%	3.5%

Gross profit totaled $1.8 billion during the thirty-nine weeks ended September 27, 2020, an increase of $365.4 million, or 26%, compared to the thirty-nine weeks ended September 29, 2019, primarily driven by increased sales volume. Gross margin increased by 3.5% to 36.8% compared to 33.4% for the thirty-nine weeks ended September 27, 2020, driven by more efficient promotions in addition to shrink favorability and positive leverage from the increase in sales driven by the COVID-19 pandemic.

Selling, general and administrative expenses

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Selling, general and administrative expenses	$1,400,234	$1,162,226	$238,008	20%
Percentage of net sales	28.8%	27.2%	1.6%

Selling, general and administrative expenses increased $238.0 million, or 20%, compared to the thirty-nine weeks ended September 29, 2019. As a percentage of net sales, selling, general and administrative expenses increased to 28.8% from 27.2%. The increases primarily were due to higher bonus expense, store operational expenses and ecommerce fees associated with COVID-19 as well as professional fees related to strategic initiatives. These increases were partially offset by lower marketing costs due to our strategic shift from print ads to more digital spend in the current year.

Depreciation and amortization

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Depreciation and amortization	$92,637	$89,788	$2,849	3%
Percentage of net sales	1.9%	2.1%	(0.2)%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $2.8 million and primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs, net

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Store closure and other costs, net	$(344)	$3,396	$(3,740)	(110)%
Percentage of net sales	0.0%	0.1%	(0.1)%

Store closure and other costs, net during the thirty-nine weeks ended September 27, 2020 primarily represented a recognized gain on the assignment of the lease for one of our closed locations in the first quarter of 2020, partially offset by ongoing activity associated with our closed store locations. Store closure and other costs, net during the thirty-nine weeks ended September 29, 2019 represented charges associated with a planned store closure, relocation of another store upon expiration of the lease, and executive severance costs.

Interest expense

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Long-term debt	$7,661	$8,946	$(1,285)	(14)%
Capital and financing leases	719	753	(34)	(5)%
Deferred financing costs	423	423	—	0%
Interest rate hedge and other	2,878	5,875	(2,997)	(51)%
Total Interest Expense	$11,681	$15,997	$(4,316)	(27)%

The decrease in interest expense was primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This was partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019
Federal statutory rate	21.0%	21.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	4.9%
Enhanced charitable contributions	(0.8)%	(0.8)%
Federal Credits	(0.4)%	(1.7)%
Share-based payment awards	0.2%	(0.1)%
Return to Provision	(1.9)%	(0.7)%
Other, net	0.6%	1.0%
Effective tax rate	23.7%	23.6%

The effective tax rate increased to 23.7% for the thirty-nine weeks ended 2020 from 23.6% in the same period last year. The increase in the effective tax rate was primarily due to a decrease in federal tax credits along with tax detriments for share-based payment awards in the current year period compared to prior year period benefits, partially offset by a benefit for discrete adjustments and return to provision adjustments in the current year period.

Net income

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Net income	$219,053	$117,995	$101,058	86%
Percentage of net sales	4.5%	2.8%	1.7%

Net income increased $101.1 million primarily due to increased net sales and favorable margin impact related to COVID-19 and more balanced promotions, partially offset by higher selling, general and administrative expenses.

Diluted earnings per share

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	Change	% Change
Diluted earnings per share	$1.85	$0.98	$0.87	89%
Diluted weighted average shares outstanding	118,157	120,227	(2,070)

The increase in diluted earnings per share of $0.87 was driven by higher net income and reduced shares outstanding.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	September 27, 2020	September 29, 2019
	(dollars in thousands)
Net Income (1)	$250,687	$130,698
Special items, net of tax (2), (3)	5,226	11,950
Interest Expense, net of tax (3), (4)	12,862	17,803
Net operating profit after tax (NOPAT)	$268,775	$160,451

Total rent expense, net of tax (3)	140,468	123,259
Estimated depreciation on operating leases, net of tax (3)	(71,301)	(56,210)
Estimated interest on operating leases, net of tax (3), (5), (6)	69,167	67,049
NOPAT, including effect of operating leases	$337,942	$227,500

Average working capital	85,809	32,520
Average property and equipment	739,621	744,219
Average other assets	566,645	570,363
Average other liabilities	(99,789)	(145,847)
Average invested capital	$1,292,286	$1,201,255

Average operating leases (7)	1,194,213	1,192,228
Average invested capital, including operating leases	$2,486,499	$2,393,483

ROIC	20.8%	13.4%
ROIC, including operating leases	13.6%	9.5%

(1)	Net income amounts represent total net income for past four trailing quarters.
(2)

2019 special items include $6.3 million (after-tax) related to store closures and $5.7 million (after-tax) related to executive severance. 2020 special items include professional fees related to our ongoing strategic initiatives.

(3)	Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(4)

During the rolling four quarters ended September 27, 2020, we made an immaterial change in the method for calculating the tax effect on interest expense. We have conformed the comparative period accordingly. The change did not have an impact on ROIC or ROIC, including operating leases.

(5)	2019 estimated interest on operating leases is calculated by multiplying operating leases by the 7.4% discount rate for each lease recorded as rent expense within direct store expense.
(6)	2020 estimated interest on operating leases is calculated by multiplying operating leases by the 7.6% discount rate for each lease recorded as rent expense within direct store expense.
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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirty-nine weeks ended
	September 27, 2020	September 29, 2019
Cash, cash equivalents and restricted cash at end of period	$139,044	$81,397
Cash flows from operating activities	$410,264	$323,312
Cash flows used in investing activities	$(95,874)	$(146,480)
Cash flows used in financing activities	$(262,131)	$(97,683)

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

Operating Activities

Cash flows from operating activities increased $87.0 million to $410.3 million for the thirty-nine weeks ended September 27, 2020 compared to $323.3 million for the thirty-nine weeks ended September 29, 2019. The increase in cash flows from operating activities was primarily a result of cash generated from net income of $219.1 million for the thirty-nine weeks ended September 27, 2020 compared to $118.0 million for the thirty-nine weeks ended September 29, 2019. The increase was partially offset by a decrease in cash flows provided by operating activities from changes in working capital.

Cash flows provided by operating activities from changes in working capital were $88.6 million in the thirty-nine weeks ended September 27, 2020 compared to $101.9 million in the thirty-nine weeks ended September 29, 2019. The decrease was primarily driven by elevated accounts payable and accrual balances in the prior year period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $95.9 million and $146.5 million, for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.

Financing Activities

Cash flows used in financing activities were $262.1 million for the thirty-nine weeks ended September 27, 2020 compared to $97.7 million for the thirty-nine weeks ended September 29, 2019. During the thirty-nine weeks ended September 27, 2020, cash flows used in financing activities primarily consisted of $263.0 million payments on our credit facility.

During the thirty-nine weeks ended September 29, 2019, cash flows used in financing activities primarily consisted of $163.3 million for stock repurchases, partially offset by $62.0 million of net borrowings on our credit facility, and $4.5 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt decreased $263.0 million to $275.0 million as of September 27, 2020, compared to December 29, 2019. The decrease was due to payments under our Amended and Restated Credit Agreement.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of September 27, 2020.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2017	December 31, 2018	$250,000	$250,000	$—
February 20, 2018	December 31, 2019	$350,000	$308,017	$—

Our board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of September 27, 2020.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Number of common shares acquired	—	—	—	7,302,878
Average price per common share acquired	$—	$—	$—	$22.36
Total cost of common shares acquired	$—	$—	$—	$163,310

Shares purchased under our repurchase programs were subsequently retired.

Contractual Obligations

We are committed under certain operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2040.

The following table summarizes our contractual obligations as of September 27, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$275,000	$—	$275,000	$—	$—
Interest payments on $700.0 million Credit Agreement (2)	23,778	2,645	20,108	1,025	—
Finance lease obligations (3)	17,549	1,591	3,333	3,477	9,148
Operating lease obligations (3)	1,783,966	201,945	386,557	333,309	862,155
Totals	$2,100,293	$206,181	$684,998	$337,811	$871,303

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

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of September 27, 2020 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for finance and operating lease obligations as of September 27, 2020. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.6 million for the period of less than one year, $2.7 million for years one to three, $1.8 million for years three to five, and $1.8 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, and for which there have not been material changes since that filing through September 27, 2020.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and thirty-nine weeks ended September 27, 2020. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we are exposed to fluctuations in interest rates. Based on the $275 million principal outstanding under our Amended and Restated Credit Agreement as of September 27, 2020, each hundred basis point change in LIBOR would result in a change in interest expense by $2.8 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the three outstanding swaps at September 27, 2020 and December 29, 2019 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $275 million principal outstanding under our Amended and Restated Credit Agreement as of September 27, 2020, each hundred basis point change in LIBOR would result in a change in interest expense by $0.3 million annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 27, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 27, 2020, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The unprecedented global outbreak of the novel coronavirus (COVID-19) that began in the first quarter of 2020 and has surged in many parts of the country as state economies have begun to open to varying degrees during the second and third quarters of 2020 has affected us in several ways. While the health and safety of our team members and customers remains our first priority, the impact of the COVID-19 pandemic has disrupted our business and could continue to do so for the foreseeable future until the impact of the pandemic subsides.

Although our grocery store operations are generally deemed “essential” operations by federal, state and local authorities, thereby allowing our stores to remain open despite government mandated stay-at-home or similar shelter-in-place orders, there can be no assurance that our stores will continue to be allowed by governmental authorities to remain open while the COVID-19 pandemic persists or if it worsens. A closure of stores would adversely impact our net sales, and any alleged failure to comply with such orders or any other governmental regulations promulgated in response to the COVID-19 crisis could result in costly litigation, enforcement actions and penalties. Even if our stores remain open, we have previously reduced operating hours and implemented restrictions on the number of customers allowed in our stores at a given time to promote social distancing, and we may reimplement similar measures if the pandemic surges again. Store traffic may further decline as customers shop less frequently, choose other retail or online outlets to minimize potential exposure to COVID-19 or return to restaurants and other outlets to purchase and consume food as state economies reopen.  We have incurred incremental ecommerce fees as more customers adopt our digital solutions.

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

We have experienced instances of our team members contracting COVID-19 that have generally tracked national trends, and in response, we follow CDC and other health authority guidelines to report positive test results and reduce further transmission. Any widespread transmission of COVID-19 among our team members within a particular store or geographical area might necessitate that we temporarily close impacted stores, which may negatively affect our business and financial condition, as well as the perception of our company. Further, if individuals believe they have contracted COVID-19 in our stores or believe that we have not taken appropriate precautionary measures to reduce the transmission of COVID-19, we may be subject to costly and time-consuming litigation.

Although we haven’t experienced significant delays to date, our growth plans for 2020 and beyond may be negatively impacted by the COVID-19 pandemic if our new store construction projects are placed on hold or delayed due to restrictions on construction work or constraints on necessary resources, and we expect such delays may continue for as long as the COVID-19 crisis persists.

Measures taken by governmental authorities to reduce the transmission of COVID-19, including stay-at-home orders and business closures, as well as lack of subsequent economic stimulus initiatives, have resulted in wide-scale unemployment and financial hardship for a large portion of the U.S. population. Shifts in demand to lower priced options and reduced traffic from stockpiling in preparation for the pandemic or from consuming less food at home as restaurants and other businesses reopen may negatively impact sales in subsequent periods. The economic fallout of the COVID-19 pandemic on the geographic areas where we operate may adversely affect our business.

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

There was no share repurchase activity during the thirteen weeks ended September 27, 2020.

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

SPROUTS FARMERS MARKET, INC.

Date: October 28, 2020	By:	/s/ Denise A. Paulonis
	Name:	Denise A. Paulonis
	Title:	Chief Financial Officer
(Principal Financial Officer)