Form 10-K
period 2021-01-03
Sprouts Farmers Market, Inc.
filed 2021-02-25
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 26, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,915,586,804, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 23, 2021, there were 117,953,435 outstanding shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 3, 2021.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our growth strategy, expectations, beliefs, intentions, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I

Item 1.	Business

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 362 stores in 23 states as of January 3, 2021, we are one of the largest specialty retailers of fresh, natural and organic food, and fastest growing retailers in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 3, 2021, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding to the Sprouts banner 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Our Growth Strategy

In 2020, we announced the initial steps of our new long-term growth strategy that we believe will transform our company and drive profitable growth. This strategy focuses on the following areas:

•

Win with Target Customers. We plan to refocus attention on our target customers, identified through research as ‘health enthusiasts’ and ‘experience seekers’, where there is ample opportunity to gain share within these customer segments. Our business can grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by providing a full omnichannel offering through delivery or pickup via our website or the Sprouts app.

•

Update Format and Expand in Select Markets. We plan to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway of at least 10% annual unit growth beginning in 2022.

•

Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to improve financial results, we will aspire to ultimately position fresh distribution centers within a 250-mile radius of stores.

•

Refine Brand and Marketing Approach. We believe we can elevate our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are investing savings from removing our print ad into increasing customer engagement through digital and social connections, driving additional sales growth and loyalty.

•

Deliver on Financial Targets and Box Economics. We will measure and report on the success of this strategy against a number of long-term financial and operational targets, which we believe will result in low double-digit earnings growth.

Our Stores and Operations

We believe our stores represent a blend of farmers markets, natural foods stores, and smaller specialty markets, differentiating us from other food retailers, while also providing a broad offering for our customers.

•

Store Design and Experience. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a specialty grocery offering. We typically dedicate approximately 20% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open layouts and low displays, intended to provide an easy-to-shop environment that invokes a farmers’ market experience and allows our customers to view the entire store. Our small box format allows for quick in-and-out service, and our curated assortment of responsibly and locally sourced items offer surprise and delightful shopping experiences.

•

Customer Engagement. We are committed to providing, and believe we have, best-in-class customer engagement, which builds trust with our customers and differentiates the Sprouts shopping experience from that of many of our competitors. We design our stores to maximize personal connections with our purpose-driven team members, as we believe this interaction provides an opportunity to educate customers and provides a valued, differentiated customer service model, which enhances customer loyalty and increases visits and purchases over time. In addition, we continue to expand mobile and digital opportunities to further engage with our customers and provide a full omnichannel offering as many customers use both in-store and online for their grocery needs.

•

Store Size. Currently, our stores are generally between 28,000 and 30,000 square feet, which we believe is smaller than many of our peers’ average stores. Under our long-term growth strategy, our future stores will feature a smaller box size, generally between 21,000 and 25,000 square feet, that will be less expensive to build, less complicated to operate and leverage the strengthens of our older, highly productive stores. Our stores are located in a variety of mid-sized and larger shopping centers, lifestyle centers and in certain cases, independent single-unit, stand-alone developments. The size of our stores and our real estate strategy provide us flexibility in site selection, including entering into new developments or existing sites formerly operated by other retailers, including other grocery banners, office supply stores, electronics retailers and other second generation space.

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

Our Product Offering

We are a complete natural and organic food retailer that offers a unique shopping experience for our customers. To offer the right assortment of healthy alternatives and good-for-you options, we tailor our assortment to fresh, natural and organic foods and healthier options throughout all of our departments, with innovative products that feature lifestyle friendly ingredients.

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

Product Categories

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

	2020	2019	2018
Perishables	57.2%	57.7%	57.5%
Non-Perishables	42.8%	42.3%	42.5%

Departments

While we focus on providing an abundant and affordable offering of natural and organic produce, our stores also include the following departments that enable customers to have a full grocery shopping experience: packaged groceries, meat and seafood, deli, vitamins and supplements, dairy and dairy alternatives, bulk items, baked goods, frozen foods, natural health and body care, and beer and wine. Our departments reflect our intentional curation of responsibly and locally sourced products. We believe each of our departments provides high-quality, differentiated and value-oriented offerings for our customers which we continuously refine with our customer preferences in mind.

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products feature competitively priced specialty and innovative products, with great taste profiles and quality and strict ingredient standards that we believe equal or exceed national brands. Our private label program accounted for approximately 16% of our revenue in fiscal 2020 and features approximately 3,500 products. Our private label brands drive value by offering our customers lower prices while still delivering generally higher margin as compared to branded products, as well as an assortment of differentiated, attribute-driven products that are only available at our stores. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

Product Innovation

Our stores feature a curated selection of differentiated, innovative products that resonate with our target customers. Since our founding, Sprouts has carried a wide selection of innovative natural and organic brands that align with our mission to inspire healthy living for everyone. Our centralized buying strategy has always put niche brands first, and we have nurtured and grown many once-shoestring brands that now serve as category leaders.  As we continue to grow, we are committed to growing our relationships with niche vendors to bring their unique, quality products to the millions of shoppers who visit our stores every week. Sprouts is on the forefront of food innovation and has paved the way for natural food trends for nearly two decades. We embrace product innovation, and our stores serve as an incubator for growth across the natural foods industry.

In 2020, we have launched more than 5,100 new and unique branded and private label products, focused purely on innovation and taste. We feature thousands of responsibly sourced products with certifications and attributes that are desired by our target customer base, including organic, plant-based, fair trade, gluten-free and humane certified. We will continue to lead in product innovation to bring more new, innovative offerings into every department of our stores.

Sourcing and Distribution

We manage the buying of, and set the standards for, the products we sell, and we source our products from hundreds of vendors and suppliers, both domestically and internationally. We are committed to sourcing products in a manner that respects people, our communities and the environment, and we partner with suppliers and service providers that share this commitment, as included in our Supplier Code of Conduct. We work closely with our supply chain partners to improve animal welfare standards, sustainable seafood sourcing, support for organic agriculture and the ethical treatment of people. For an overview of our product sourcing policies and programs, please visit: about.sprouts.com/product-sourcing/.

We believe, based on our industry experience, that our strong relationships in the produce business provide us a competitive advantage and enable us to offer high-quality produce at prices we believe are significantly below those of conventional food retailers and even further below high-end natural and organic food retailers. Our centralized buyers are supported by dedicated regional procurement teams that provide us flexibility to procure produce on local, regional and national levels. Our regional produce buying teams allow us to form meaningful relationships with farmers, and our flexibility allows us to purchase produce in smaller quantities than larger chains to help us bring new and innovative products to our customers before they become commoditized. These products become treasure hunt items found at our stores.

Given the importance of produce to our stores, we source, warehouse and self-distribute nearly all produce. This ensures our produce meets our high-quality standards. We have department and product specifications that ensure a consistently high level of quality across product ingredients, production standards and other key measures of freshness, natural and organic standards. These specifications are measured at both entry and exit points to our facilities. We manage every aspect of quality control in our produce distribution centers.

As a pillar of our long-term growth strategy, we expect to create an advantaged supply chain and aspire to locate our distribution centers within 250 miles of the majority of our stores. We currently have five distribution centers, with two located in California and one located in each of Arizona, Texas and Georgia. In 2021, we expect to open two new distribution centers, one in Colorado and one in Florida. The increased proximity of our distribution centers to our stores will allow us to deliver on our fresh commitment to our customers, source more from products from local farmers and improve efficiencies in our distribution process.

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

KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 42%, 40% and 34% of our total purchases in fiscal 2020, 2019 and 2018, respectively. Another 3% of our total purchases in fiscal 2020, 3% of our total purchases in fiscal 2019 and 4% in fiscal 2018, respectively, were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”). See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising

Pricing

As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions that drive traffic and trial.

Marketing and Advertising

During 2020 as part of our long-term growth strategy to refine our brand and marketing approach, we launched our new branding campaign: Sprouts, Where Goodness Grows. This campaign, which launched on television, social, digital and radio media, is meant to drive home our farmers market experience by highlighting produce, the heart of our stores, and inspire our target customers to engage with our brand by focusing on our differentiation and innovation.

We believe the launch of our new brand will reach more customers through our story telling on television and digital media than our prior approach of reaching customers by paper flyers, which we largely discontinued in 2020. During 2020, we averaged more than 45 million confirmed views of our weekly digital flyer as compared to our average distribution of the 21 million weekly print flyers in the past. Leveraging digital communications targeted to specific geographic areas also provides us with greater flexibility to offer different promotions and respond to local competitive activity and allows us to make our customers aware of what is new and different in our stores in real time.

We also advertise our sales promotions and tell our unique brand story through the use of outdoor billboards and targeted blogger and influencer programming in specific markets.

We developed and maintain the Sprouts app on which we include digital coupons and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers, highlight our product offerings and offer special deals. Our website and app also feature online ordering for delivery and pickup. We offer home deliveries from our stores through partner services in all of our markets nationwide, as well as “click and collect” pickup service at all of our stores which we quickly launched in 2020 in response to the COVID-19 pandemic. We continue to expand our social media platform. As of January 3, 2021, we had approximately 1.9 million social media followers, primarily on Facebook and Instagram, to promote our brand. We also maintain a network of more than 100 social influencers across the country who receive special mobile coupons to try new products each month. We will continue to explore mobile and digital opportunities to further connect with our customers and leverage data for better customer insights.

Our Customers

We have employed deep research to understand our target customer, what occasions drive purchases, what they buy and where they buy it. Our research yielded a better understanding that our target customer is comprised of two specific groups: health enthusiasts and experience seekers, and we will focus on these groups in our long-term growth strategy.

Our target customer seeks better-for-you grocery options and innovative, quality products to support their healthy lifestyle. We believe they are engaged and connected to what they eat – how it makes them feel, where it comes from and the role it can play in their lives. Our target customer covers a wide range of incomes and age demographics – from Baby Boomers to Generation Z – and seek a variety of healthy and organic options in addition to a great store experience. We believe we only serve a small portion of these target customers at present and have an opportunity to gain a larger proportion of their market share of food-at-home purchases by targeting and identifying those innovative, attribute-driven, quality products and providing the in-store experience and support in living a healthy lifestyle that they are seeking.

Sustainability and Social Responsibility

Central to our identity is a genuine commitment to social and environmental responsibility. We care deeply about the health and well-being of our customers, team members, communities and our planet.  We work collaboratively with our supply chain partners, community organizations, and industry experts to understand our material impacts and prioritize where we direct our environmental efforts to maximize our influence. Core areas of focus for us include hunger relief and waste management, carbon emissions reduction related to in-store energy and refrigeration and transportation.

For more information on our sustainability and social responsibility efforts, please visit about.sprouts.com/sustainability/.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on promoting nutrition education and increasing access to fresh, nutritious food in communities where Sprouts operates. Since the Foundation’s inception, it has provided $12 million in donations to more than 250 non-profit organizations. Sprouts fully funds the Foundation’s programs directly. For more information on our Foundation, please visit about.sprouts.com/sprouts-foundation/.

Growing Our Business

As part of our long-term growth plan, we plan to expand our store base with at least 10% annual unit growth beginning in 2022. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway for us to achieve our growth target.

We intend to continue to focus our growth on areas where we have a large concentration of stores, such as California and Texas, while building out our newer markets, such as Florida and the Mid-Atlantic region, to achieve a larger concentration of stores. We have opened 22, 28 and 30 new stores in fiscal 2020, 2019 and 2018, respectively.  We expect to continue to expand our store base with approximately 20 store openings planned for fiscal 2021. Beyond 2021, we expect to begin targeting at least 10% annual unit growth.

The below diagram shows our store footprint, by state, as of January 3, 2021.

WA
4
NV
13
UT
5
CO
32
CA
126
KS
5
MO
3
PA
2
1
NJ
1
DE
5
MD
VA
1
NC
5
TN
6
SC
1
AZ
42
NM
9
OK
11
AL
3
GA
16
TX
47
LA
1
FL
23

We will measure the success of our growth strategy against the following long-term targets:

•	New store cost to build reduced by approximately 20%;
•	New store cash on cash returns of approximately 40%;
•	At least 10% unit growth annually, beginning in 2022; and
•	Low single-digit comparable store sales growth.

We believe that achieving these targets will generate low double-digit earnings growth.

New Store Development

We have an extensive process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated real estate team as well as a real estate committee that includes certain of our executive officers. Multiple members of this committee often conduct an on-site inspection prior to approving any new location.

We have been successful across a variety of urban, suburban and rural locations in diverse geographies, from coast to coast, which we believe supports the portability of the Sprouts brand and store model into a wide range of markets. As we implement our long-term growth strategy, our future stores will feature a smaller box size than our recent vintages, generally between 21,000 and 25,000 square feet. By reducing our store square footage, we expect that our newer stores will have a lower cost to build and decreased occupancy and operating costs, while reducing non-selling space that will result in generally flat sales compared to our larger stores. These cost reductions will allow us to deliver strong returns and continue to accelerate our growth.

See “Item 2. Properties” for additional information with respect to our store locations.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store fluctuate throughout the year and are typically highest in the first half of the fiscal year and lowest during the fourth quarter.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 has continued to spread, the situation has continued to evolve, including, in particular, the surge in positive COVID-19 cases in various states around the country during the fourth quarter of 2020 and the first quarter of 2021 as state economies have largely reopened. Our results of operations for the year ended January 3, 2021 have benefited from increased demand from our customers initially stockpiling groceries and wellness products at the onset of the pandemic and continuing to consume more food at home as restaurants have not fully reopened to pre-pandemic levels, and we in turn have made significant investments in compensation, benefits and personal protective equipment for our front-line store team members, as well as enhanced store sanitation procedures. We have also incurred increased ecommerce fees as consumers have increasingly used online shopping alternatives to purchase our products during the pandemic. However, the ultimate impact of the COVID-19 pandemic on our results of operations for future periods will ultimately depend on the length and severity of the pandemic, the efficacy and adoption of the COVID-19 vaccines and governmental and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Item 1A. Risk Factors— The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” for additional information.

Our Competition and Industry

We operate within the competitive and highly fragmented grocery store industry which encompasses a wide array of food retailers, including large conventional independent and chain supermarkets, warehouse clubs, small grocery and convenience stores, and natural and organic, specialty, mass, discount and other food retail and online formats. Based on our industry experience, we believe we are capturing significant market share from conventional supermarkets and specialty concepts in the supermarket segment.

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

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered SPROUTS FARMERS MARKET® and SPROUTS® trademarks, are valuable assets that we believe reinforce our customers’ favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the human-scale design, arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the farmers market atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors.

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

Regulatory Compliance

Our stores are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, data privacy, environmental protection, licensing for the sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products by us and our vendors are subject to regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”) and the Environmental Protection Agency (“EPA”).

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

The FDA and FSIS also exercise broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts labeling, ingredient statement, and allergen disclosures. The agencies also regulate the use of structure/function claims, health claims and nutrient content claims. Additional in-store labeling requirements, such as disclosure of calories and other nutrient information for frequently sold items are now in effect. In addition, various nutrition initiatives that will impact many actors in our supply chain, such as the elimination of certain partially hydrogenated oils and the adoption of a new nutritional labeling format, began to go into effect in 2020.

USDA’s Agricultural Marketing Service (“AMS”) oversees compliance with the National Organic Standards Program and related labeling activity. In addition, AMS has responsibility for newly enacted requirements surrounding the disclosure of the presence of bioengineered ingredients in food, scheduled to become mandatory in 2022.

AMS also enforces the Perishable Agricultural Commodities Act (PACA) which imposes fair business practices on parties engaged in the sale of perishable fruits, vegetables and some nuts.  Entities that buy and sell perishable commodities require a PACA license and disputes about sales of produce are subject to rules and regulations under PACA.

Dietary Supplements. The FDA has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. Congress amended the FDCA in 1994 through passage of the Dietary Supplement Health and Education Act (“DSHEA”), which greatly expanded FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became a separately defined FDA-regulated product that is also subject to the general food regulations. Dietary supplements are allowed to carry structure/function claims which relate to support of healthy functioning. However, no statement on a dietary supplement may expressly or implicitly represent that it will diagnose, cure, mitigate, treat or prevent a disease.

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

Human Capital Management

At Sprouts, we are proud of our “People Powered, Purpose Driven” culture focused on improving the health of the communities we serve. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates and retaining team members that have a love of food, pride themselves on service excellence, and share our purpose driven culture. We build on our targeted recruitment efforts with robust training on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every store. As of January 3, 2021, we had approximately 33,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

2020 Highlights. Despite the challenges that occurred during 2020 related to the COVID-19 pandemic, we are proud of the following achievements during the year:

•	As one of the fastest growing retailers in the country, we created 2,500 new jobs in 2020.
•	Additionally, we promoted 7,200 team members and filled 72% of store manager positions with internal candidates.
•	Team members saved approximately $20.0 million through store discounts.
•	Awarded 75 scholarships to team members and dependents, equating to more than $1.4 million in scholarships since our scholarship program began.
•	Sprouts was once again recognized as one of Fortune’s World’s Most Admired Companies® in 2020, ranking third in the Food & Drugstores category.

COVID-19 Response. Our store team members have served on the front lines of the COVID-19 pandemic, working diligently under difficult circumstances to ensure our stores were open to our communities so our customers had access to healthy food to feed their families. We implemented the following measures to protect and reward our store team members for their extraordinary efforts:

•

From March through September 2020, we provided our store team members with $2 per hour bonus payments. In the fourth quarter of 2020, we returned to our standard quarterly store bonus plan and added an incremental bonus potential based on store sales metrics.

•	We guaranteed quarterly bonus payments for salaried store positions.
•

We provided our team members with up to 14 additional days of paid sick or quarantine time due to COVID-19 exposure, as well as 14 days of paid time off for team members considered high-risk by the Center for Disease Control (CDC).

•	We hired a team dedicated to navigating team members through positive cases in our stores.
•	We established a COVID-19 disaster relief fund available for team members in need.
•	Our benefit plans covered 100% of COVID-19 testing costs, and we reimbursed testing costs for team members without benefits coverage.
•	We provided additional support through our existing back-up daycare program for eligible team members and relaxed our attendance policy in recognition of the challenges caused by the pandemic.
•	We implemented daily health screen and temperature checks for all team members.

•

To provide a safe working environment for our team members and our customers, we increased sanitation protocols, secured personal protective equipment for our team members, installed plexiglass at all registers and implemented social distancing and mask protocols at our stores.

•	We are offering our team members up to four hours of paid time off to receive the COVID-19 vaccine.

Total Rewards. We are proud to offer our team members competitive pay, store discounts, and opportunities for professional growth. We regularly assess prevailing wages in the markets in which we operate and offer competitive wages and benefits as we believe engaged team members contribute to consumer satisfaction. Our total rewards program features the following:

•	We have a quarterly bonus plan for which all store team members are eligible, and during 2020, we have increased the bonus amounts our team members can earn based on store performance.
•	We offer a paid sick time policy for all team members and offer generous leave programs.
•	Beginning in 2021, all hourly team members are eligible for semi-annual reviews and merit increases.
•

We offer team members the opportunity to participate in the Western Association of Food Chains’ Retail Management Certificate Program that provides the core skills and knowledge to move into a management role in the retail industry. During 2020, 120 Sprouts team members enrolled in this program.

•	We offer The Henry Boney Memorial Scholarship, which is designed to offer team members or their dependents a $2,000 scholarship to achieve their college dreams.
•	All team members over 18 can enroll in our 401(k) plan the first of the month following three months of service, and we offer a contribution matching program.
•	We offer a variety of medical plans to allow team members the ability to choose the best plan for them and their families.
•	We offer a well-being program dedicated to the mental, physical, emotional and financial well-being of our team members.
•	All Sprouts team members can save at our stores, with a 15% Work Perk Discount that can increase to 20% with a simple annual wellness check.

Education, Training and Safety. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 33,000 team members. To grow the next generation of leaders at Sprouts, we have developed a Leadership Training Model for high-potential internal team members to take their careers to the next level, and to on-board store managers new to Sprouts. In 2020, we had more than 40 Leadership graduates totaling 8,000 hours in training. We have also partnered with an industry-leading virtual reality technology firm to implement cutting-edge virtual reality training in all of our 362 stores in 2020. Our store team members completed over 475,000 hours of in-store training, and due to the COVID-19 pandemic, traditional training programs transitioned to webinars and learning modules.

We are committed to maintaining a safe environment for our team members and customers. Our stores implement various programs to reduce and eliminate hazards, resulting in a safer workplace and improved shopping experience. In 2020, our stores reported a 20% reduction in non-COVID worker compensation claims over the prior year.

Diversity and Inclusion. We pride ourselves on supporting an inclusive, respectful, and caring culture throughout our organization. In 2020, approximately 51% of our team members were female and approximately 48% of our team members were ethnically diverse, which we believe to be in-line or slightly better than our grocery peers. Further, of our promotions across all store roles, 55% were awarded to female team members and 49% were awarded to ethnically diverse team members. We conduct formal talent review and succession planning to identify top talent and intentionally make hiring and promotional decisions that consider inclusion of underrepresented team members.

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

Market and Other External Risks

The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.

The unprecedented global outbreak of the novel coronavirus (COVID-19) that began in the first quarter of 2020 has disrupted our business and could continue to do so for the foreseeable future until the impact of the pandemic subsides.

Although our grocery store operations are generally deemed “essential” operations by federal, state and local authorities, thereby allowing our stores to remain open despite government mandated stay-at-home or similar shelter-in-place orders, there can be no assurance that our stores will continue to be allowed by governmental authorities to remain open while the COVID-19 pandemic persists or if it worsens. A closure of stores would adversely impact our net sales, and any alleged failure to comply with such orders or any other governmental regulations promulgated in response to the COVID-19 crisis could result in costly litigation, enforcement actions and penalties. Even if our stores remain open, any reimplementation of reduced operating hours and restrictions on the number of customers allowed in our stores at a given time to promote social distancing could negatively impact store traffic. Store traffic may further decline as customers shop less frequently, choose other retail or online outlets to minimize potential exposure to COVID-19 or return to restaurants and other outlets to purchase and consume food as state economies reopen.  We have incurred incremental ecommerce fees as more customers adopt our digital solutions.

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

We have incurred, and expect to continue to incur, significant costs to support our front-line store team members, including expenses for added labor, store bonuses, government-mandated wage increases, enhanced benefits and safety measures. If, as a result of the impact of the COVID-19 pandemic, we are unable to continue to provide our team members with appropriate compensation and protective measures, we may be unable to retain current or attract new team members to perform necessary functions within our stores and engage with our customers. Because of the increased demand arising from the pandemic, we have been hiring new team members. There is no assurance we will be able to hire sufficient numbers of individuals to meet our needs. In addition, nearly all of our store support team members remain in a remote work environment in an effort to mitigate the spread of COVID-19. Our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our team members or the loss or compromise of confidential customer, team member or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.

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

Although we have not experienced significant delays to date, our growth plans for 2021 and beyond may be negatively impacted by the COVID-19 pandemic if our new store construction projects are placed on hold or delayed due to restrictions on construction work or constraints on necessary resources, and we expect such delays may be possible for as long as the COVID-19 crisis persists.

Measures taken by governmental authorities to reduce the transmission of COVID-19, including stay-at-home orders and business closures, as well as limited subsequent economic stimulus initiatives, have resulted in wide-scale unemployment and financial hardship for a large portion of the U.S. population. Shifts in demand to lower priced options and reduced traffic from stockpiling in preparation for the pandemic or from consuming less food at home as restaurants and other businesses reopen may negatively impact sales in subsequent periods. The economic fallout of the COVID-19 pandemic on the geographic areas where we operate may adversely affect our business.

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

The retail food business is sensitive to changes in general economic conditions. In addition to the impact of the COVID-19 pandemic, recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates, tariffs and other macroeconomic factors that affect consumer spending and confidence or buying habits may materially adversely affect the demand for products we sell in our stores. As a result, consumers may be more cautious and could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores, online retailers or extreme value formats, which could have a material and adverse effect on our operating results and financial condition.

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

Our failure to compete successfully in our competitive industry may adversely affect our revenues and profitability.

We operate in the competitive retail food industry. Our competitors include supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily differentiated product selection, quality, convenience, customer engagement, store format, location, price and delivery options. Our failure to offer products or services that appeal to our customers’ preferences could lead to a decrease in our sales. To the extent that our competitors offer lower prices or similar products, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to perishable, prepared and specialty foods, including fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores or expand delivery options within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in customer traffic and market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 22% and 23% of our net sales in fiscal 2020 and 2019, respectively. Despite temporary challenges related to the COVID-19 pandemic, we have generally not experienced significant difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards. However, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions (including the potential effects of climate change), any of which can lower crop yields and reduce crop size and quality. This could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

In addition, we and our suppliers compete with other food retailers in the procurement of fresh, natural and organic products, which are often less available than conventional products. If our competitors significantly increase their fresh, natural and organic product offerings due to increases in consumer demand or otherwise, we and our suppliers may not be able to obtain a sufficient supply of such products on favorable terms, or at all, and our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We could also suffer significant inventory losses in the event of disruption of our supply chain network or extended power outages in our stores or distribution centers. If we are unable to maintain inventory levels suitable for our business needs, it would materially adversely affect our financial condition, results of operations and cash flows.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences.

As of January 3, 2021, we operated 126 stores in California, making California our largest market representing 35% of our total stores in fiscal 2020. We also have store concentration in Texas, Arizona and Colorado, operating 47, 42 and 32 stores in those states, respectively, and representing 13%, 12% and 9% of our total stores in fiscal 2020, respectively. As we execute our long-term growth strategy, we may become even more concentrated in these markets. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; regulation; wage increases; changes in economic conditions; floods, prolonged droughts, windstorms such as tornados, cyclones, hurricanes and tropical storms, winter storms or other severe weather conditions (whether or not caused by climate change); and other catastrophic occurrences, such as pandemics, earthquakes or wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, full or partial loss of power in our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products whether from self or third-party distribution, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

Fluctuations in commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities. Many commodity prices are subject to significant fluctuations and may be impacted by tariffs. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us, and price decreases may result in our competitors reducing retail prices on items containing such ingredients. If we are unable to mitigate these fluctuations, our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

A widespread health epidemic or other incidents beyond our control could materially impact our business.

As evidenced by the ongoing COVID-19 pandemic, our business could be severely impacted by other widespread regional, national or global health epidemics or other incidents beyond our control such as terrorism, riots, acts of violence and other crimes. Such events may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, these occurrences could adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

We may require additional capital to fund the expansion of our business, and our inability to obtain such capital could harm our business.

To support our expanding business, we must have sufficient capital to continue to make significant investments in our new and existing stores and advertising. If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategy may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition or prospects.

Increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and our transportation providers use gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events or otherwise, will increase the costs of operating our stores and distribution centers. Our shipping costs also may increase if fuel and freight prices increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition, results of operations and cash flows.

Business and Operating Risks

Our continued growth largely depends on new store openings, and our failure to successfully open new stores could negatively impact our business.

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of our long-term growth strategy depends upon a number of factors, including our ability to effectively achieve a level of cash flow or obtain necessary financing to support our expansion; find suitable sites for new store locations; negotiate and execute leases on acceptable terms; secure and manage the inventory necessary for the launch and operation of our new stores; hire, train and retain skilled team members; promote and market new stores; and address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions. Our ability to grow through strategic acquisitions will depend upon our ability to identify suitable targets and negotiate acceptable terms and conditions for their acquisition, as well as our ability to obtain financing for such acquisitions, integrate the acquired stores into our existing store base and retain the customers of such stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth strategy.

We opened 22 and 28 stores in fiscal 2020 and 2019, respectively, and we currently expect to open approximately 20 new stores in 2021. Beyond 2021, we expect to achieve 10% annual unit growth, including penetration of new markets with a greater concentration of new stores. However, we may not achieve this expected level of new store growth. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

We may be unable to maintain or increase comparable store sales, which could negatively impact our business and stock price.

We may not be able to achieve or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including general economic conditions, competition, cycling prior year performance and the other matters discussed in these Risk Factors. These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock:

Disruption of significant supplier relationships could negatively affect our business.

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 42% and 40% of our total purchases in fiscal 2020 and 2019, respectively. Our current primary contractual relationship with KeHE continues through July 18, 2025 and provides that KeHE will be our primary supplier for all of our stores. Due to this concentration of purchases from a single third-party supplier, the cancellation of our distribution arrangement or the disruption, delay or inability of KeHE to deliver product to our stores in quantities or within service parameters that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels. Another 3% of our total purchases in both fiscal 2020 and 2019, respectively, were made through our secondary supplier, UNFI. Our current contractual relationship with UNFI continues through September 30, 2021. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic.  Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We may not be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

We self-distribute our produce through five distribution centers located in Arizona, Texas, northern California, southern California and Georgia. We also plan to open a new distribution center in Colorado and Florida in 2021. As we further expand our geographic footprint, we may require additional distribution centers. Any unanticipated or unusual expenses or significant interruption or failure in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers into our supply chain network, inability of our new distribution centers to perform as expected or contractual disputes with third-party service providers could result in increased expenses and adversely impact our ability to distribute produce and other products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand, as well as increased costs from third-party service providers. While we maintain business interruption and property insurance, if the operation of our distribution centers or transportation network were interrupted for any reason, causing delays in shipment of produce to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We rely extensively on information technology systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, catastrophic events, and usage errors by our team members. We have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Significant expenditures could be required to remedy future cybersecurity problems and protect against future breaches. Additionally, compliance with current and future applicable U.S. privacy, cybersecurity and related laws, including for example the California Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), can be costly and time-consuming. These costs could have a material adverse effect on our business, and our efforts may not meaningfully limit the success of future attempts to breach our information technology systems.

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

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we prepare and/or sell or involving vendors that provide us with products or services could result in the discontinuance of sales of these products or our relationship with such vendors or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to severe damage to our reputation, product liability or negligence lawsuits or government enforcement actions. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, product attributes, dietary preferences, convenient options, natural and organic products, meal solutions, ingredient transparency and sustainability, and vitamins and supplements, as well as new and evolving methods of engaging with and delivering our products to our customers. Consumer preferences towards vitamins, supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost or sustainability of these products. Our store offerings currently include natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety, efficacy or benefits of any such items may adversely affect demand for our products, and could result in lower customer traffic, sales, results of operations and cash flows.

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

We have actively pursued new store growth and plan to continue doing so in the future. Our new store openings may not be as successful or reach the sales and profitability levels of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. If our new stores are less profitable than our existing stores, or if we experience sales volume transfer from our existing stores, our financial condition and operating results may be adversely affected.

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

Changes in federal and state minimum wage laws and other laws relating to employee compensation and benefits could cause us to incur additional wage and benefit costs, as well as increased contractual costs associated with our service providers. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions would increase our expenses and have an adverse impact on our profitability.

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

As of January 3, 2021, we had outstanding indebtedness of $250.0 million under our credit agreement (referred to as the “Amended and Restated Credit Agreement”). We may incur additional indebtedness in the future, including borrowings under our Amended and Restated Credit Agreement. Our indebtedness, any additional indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Covenants in our debt agreements restrict our operational flexibility.

Our Amended and Restated Credit Agreement contains usual and customary restrictive covenants relating to our management and the operation of our business, including incurring additional indebtedness; making certain investments; merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of our assets; paying dividends, making distributions, or redeeming capital stock; entering into transactions with our affiliates; and granting liens on our assets.

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

Enforcement. Both FDA and USDA have broad authority to enforce their applicable provisions relating to the safety, labeling, manufacturing, distribution and promotion of foods and dietary supplements, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of food from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution.

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

We are subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know, consumer protection and alcoholic beverage sales. Due to the COVID-19 pandemic, we are subject to additional governmental regulations and health guidelines, as well as other voluntary safety protocols. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

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

Our operations, which are characterized by a high volume of customer traffic and data collection and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, data privacy and other legal actions in the ordinary course of our business, including litigation arising from the COVID-19 pandemic, food-related illness or product labeling. In addition, our team members may, from time to time, bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of trademark, trade secret, copyright and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. In particular, we believe our trademarks, including SPROUTS FARMERS MARKET® and SPROUTS®, and our domain names, including sprouts.com, are valuable assets. However, there can be no assurance that our intellectual property rights will be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names and logos similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. There can be no assurance that our intellectual property rights can be successfully asserted against such third parties or will not be invalidated, circumvented or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos and domain names similar to ours, consumer confusion could result, the perception of our brand and products could be negatively affected, and our sales and profitability could suffer as a result. We also license the SPROUTS FARMERS MARKETS trademark to a third party for use in operating two grocery stores. If the licensee fails to maintain the quality of the goods and services used in connection with this trademark, our rights to, and the value of, this and similar trademarks could potentially be harmed. Negative publicity relating to the licensee could also be incorrectly associated with us, which could harm the business. Failure to protect our proprietary information could also have a material adverse effect on our business.

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

As a public company, we are required to maintain internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, if we identify any material weaknesses therein, if we are unsuccessful in our efforts to remediate any such material weakness, if our management is unable to report that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the NASDAQ Stock Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill and other intangible assets. As of January 3, 2021, we had goodwill and intangible assets of approximately $368.9 million and $185.0 million, respectively, which represented approximately 13% and 7% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results.

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

There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price or liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management from our business.

Anti-takeover provisions could impair a takeover attempt and adversely affect existing stockholders.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders. These include, without limitation, the following provisions:

•	a classified board of directors (referred to as the “Board”) whose members serve staggered three-year terms;
•	“blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•

inability of our stockholders to call special meetings of stockholders, which may delay the ability of our stockholders to force consideration of a proposal or the ability of holders controlling a majority of our capital stock to take any action, including the removal of directors; and

•	required advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to the board.

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

We seek to select sites for our store locations in markets with growth potential where our target customers and supply chain capabilities intersect. As of January 3, 2021, we had 362 stores located in twenty-three states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Jersey	1
Arizona	42	New Mexico	9
California	126	North Carolina	5
Colorado	32	Oklahoma	11
Delaware	1	Pennsylvania	2
Florida	23	South Carolina	1
Georgia	16	Tennessee	6
Kansas	5	Texas	47
Louisiana	1	Utah	5
Maryland	5	Virginia	1
Missouri	3	Washington	4
Nevada	13

In fiscal 2019, we opened 28 new stores and closed one underperforming store. In fiscal 2020, we opened 22 new stores.

We lease all of our stores from unaffiliated third parties. A typical store lease is for an initial 10 to 15 year term with three or four renewal options of five years each. We expect that we will be able to renegotiate these leases or relocate these stores as necessary. In addition to new store openings, we remodel or relocate stores periodically in order to improve performance. See “Business – New Store Development” for additional information with respect to our store site selection process.

As of January 3, 2021, we utilized five distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

Facility	State	Square Footage*
Corporate Office	Arizona	96,000
Distribution Center	Arizona	129,000
Distribution Center	California	123,000
Distribution Center	California	110,000
Distribution Center	Georgia	100,000
Distribution Center	Texas	117,000

*	Rounded to the nearest 1,000 square feet

We lease our corporate office and our distribution centers in Arizona and Texas from unaffiliated third parties; our remaining three distribution centers are leased or owned by our third-party logistics providers. We expect to open a new distribution center in Colorado and Florida in 2021. See “Business – Sourcing and Distribution” for additional information with respect to our distribution centers.

We believe our portfolio of long-term leases is a valuable asset supporting our retail operations, but we do not believe that any individual store property or distribution center is material to our financial condition or results of operations.

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

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 23, 2021 was 28. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

There was no share repurchase activity during the fourth fiscal quarter of 2020 ended January 3, 2021.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 3, 2016 and January 3, 2021, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on January 3, 2016 was the closing sale price on that day of $26.59 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Sprouts Farmers Market, Inc. under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

Set out below is selected financial data for and as of the end of fiscal 2016 through fiscal 2020.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Components of Operating Results” and Note 3, “Significant Accounting Policies”, to our Consolidated Financial Statements for more information.

	Fiscal 2020(2)	Fiscal 2019(1)	Fiscal 2018(1)	Fiscal 2017(1)	Fiscal 2016(1)
	(dollars in thousands, except per share data)
Statements of Income Data:
Net sales	$6,468,759	$5,634,835	$5,207,336	$4,664,612	$4,046,385
Cost of sales	4,089,470	3,740,017	3,459,861	3,097,582	2,682,937
Gross profit	2,379,289	1,894,818	1,747,475	1,567,030	1,363,448
Selling, general and administrative expenses	1,863,869	1,549,707	1,404,443	1,245,640	1,071,995
Depreciation and amortization (exclusive of depreciation included in cost of sales)	124,124	120,491	108,045	94,194	78,293
Store closure and other costs, net(3)	(369)	7,260	12,076	1,126	228
Income from operations	391,665	217,360	222,911	226,070	212,932
Interest expense, net	14,787	21,192	27,435	21,177	14,794
Other income	—	—	320	625	454
Income before income taxes	376,878	196,168	195,796	205,518	198,592
Income tax provision(4)	89,428	46,539	37,260	47,078	74,286
Net income	$287,450	$149,629	$158,536	$158,440	$124,306
Per Share Data:
Net income per share—basic	$2.44	$1.25	$1.23	$1.17	$0.84
Net income per share—diluted	$2.43	$1.25	$1.22	$1.15	$0.83
Weighted average shares outstanding— basic	117,821	119,368	128,827	135,169	147,311
Weighted average shares outstanding— diluted	118,224	119,742	129,776	137,884	149,653

	As of
	Fiscal 2020(2)	Fiscal 2019(1)	Fiscal 2018(1)	Fiscal 2017(1)	Fiscal 2016(1)
Balance Sheet Data
Total assets (5)	$2,806,404	$2,722,983	$1,675,614	$1,581,603	$1,439,893
Long-term obligations, including capital, financing and finance lease obligations (6)	260,459	549,419	572,642	473,489	372,366
Total stockholders’ equity	881,293	581,952	589,196	650,694	672,909

	Fiscal 2020(2)	Fiscal 2019(1)	Fiscal 2018(1)	Fiscal 2017(1)	Fiscal 2016(1)
Comparable store sales growth	6.9%	1.1%	2.1%	2.9%	2.7%
Stores at end of period	362	340	313	285	253
Other Operating Data:
Stores at beginning of period	340	313	285	253	217
Opened(7)	22	28	30	32	36
Closed	—	(1)	(2)	—	—
Stores at end of period	362	340	313	285	253
Gross square feet at end of period	10,511,720	9,846,081	9,029,768	8,054,720	7,070,248
Average store size at end of period (gross square feet)	29,038	28,959	28,849	28,262	27,946

Note: This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes.

(1)	Fiscal 2016, 2017, 2018, and 2019 included 52 weeks.
(2)	Fiscal 2020 included 53 weeks.
(3)

Fiscal 2020 store closure and other costs, net included a recognized gain on the assignment of the lease of one of our closed locations. Fiscal 2019 store closure and other costs, net included $4.1 million in one-time charges associated with impairment charges of long-lived assets and a one-time severance expense of $1.2 million associated with the transition of our former President and Chief Operating Officer to Senior Advisor. Fiscal 2018 store closure and other costs, net included $8.0 million in non-cash one-time charges associated with lease termination obligations and asset disposals for two closed stores, as well as a one-time severance expense of $3.6 million associated with the resignation of our former Chief Executive Officer.

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

(5)	Fiscal 2019 and 2020 total assets included right-of-use assets in accordance with ASC 842.
(6)

For fiscal years 2016-2018, long-term obligations included capital and financing lease obligations under ASC 840. For fiscal years 2019 and 2020, long-term obligations included finance leases under ASC 842.

(7)	Stores opened were exclusive of one store relocation during fiscal 2016 and 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 362 stores in 23 states as of January 3, 2021, we are one of the largest specialty retailers of fresh, natural and organic food, and fastest growing retailers in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 3, 2021, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations. The consistency of these formats and operations was an important factor that allowed us to rapidly and successfully rebrand and integrate each of these businesses under the Sprouts banner and on a common platform.

Outlook

In 2020, we announced the initial steps of our new long-term growth strategy that we believe will transform our company and drive profitable growth. This strategy focuses on the following areas:

•

Win with Target Customers. We plan to refocus attention on our target customers, where there is ample opportunity to gain share within these customer segments.  Our business can grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by expanding ecommerce capabilities to allow customers easy access to differentiated products through delivery or pickup.

•

Update Format and Expand in Select Markets. We plan to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway of at least 10% annual unit growth beginning in 2022.

•

Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to improve financial results, we will aspire to ultimately position fresh distribution centers within a 250-mile radius of stores.

•

Refine Brand and Marketing Approach. We believe we can elevate our national brand recognition and positioning by telling our unique product innovation and differentiation story. Increased customer engagement through digital and social connections will drive additional sales growth and loyalty.

•	Deliver on Financial Targets and Box Economics. We will measure and report on the success of this strategy against a number of long-term financial and operational targets.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2020 was a 53-week year ending on January 3, 2021. Fiscal 2019 was a 52-week year ending on December 29, 2019, and fiscal 2018 was a 52-week year ending on December 30, 2018.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer. See Note 3, “Significant Accounting Policies” for additional information on revenue recognition related to gift cards. We do not include sales taxes in net sales.

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

Store closure and other costs, net

Store closure and other costs, net primarily reflects costs incurred related to store closures, including impairment charges of long-lived assets, severance and any exit costs associated with closing a store. One-time disaster recovery and executive severance costs are also included here.

Factors Affecting Comparability of Results of Operations

COVID-19 Pandemic

Our results of operations for the year ended January 3, 2021 were impacted by increased demand from our customers initially stockpiling groceries and wellness products at the onset of the COVID-19 pandemic and continuing to consume more food at home throughout the year as restaurants have not fully reopened to pre-pandemic levels, and we in turn have made significant investments in compensation, benefits and personal protective equipment for our front-line store team members, as well as enhanced store sanitation procedures. We have also incurred increased ecommerce fees as consumers have increasingly used online shopping alternatives to purchase our products during the pandemic.

Additional Week in 2020

Fiscal 2020 consisted of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in “—Comparison of Fiscal 2020 to Fiscal 2019” below.

March 2018 Refinancing

In March 2018, we completed a transaction in which we refinanced our debt (referred to as the “March 2018 Refinancing”), as further discussed in “—Liquidity and Capital Resources” below. The March 2018 Refinancing resulted in an increase in borrowing capacity, a reduction in interest rate and the recording of a loss on early extinguishment of debt (see Note 13, “Long-Term Debt and Finance Lease Liabilities”).

Results of Operations for Fiscal 2020, 2019 and 2018

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Fiscal 2020 consisted of 53 weeks, while each of Fiscal 2019 and Fiscal 2018 consisted of 52 weeks.

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$6,468,759	$5,634,835	$5,207,336
Cost of sales	4,089,470	3,740,017	3,459,861
Gross profit	2,379,289	1,894,818	1,747,475
Selling, general and administrative expenses	1,863,869	1,549,707	1,404,443
Depreciation and amortization (exclusive of depreciation included in cost of sales)	124,124	120,491	108,045
Store closure and other costs, net	(369)	7,260	12,076
Income from operations	391,665	217,360	222,911
Interest expense, net	14,787	21,192	27,435
Other income	—	—	320
Income before income taxes	376,878	196,168	195,796
Income tax provision	89,428	46,539	37,260
Net income	$287,450	$149,629	$158,536

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Other Operating Data:
Comparable store sales growth	6.9%	1.1%	2.1%
Stores at beginning of period	340	313	285
Opened	22	28	30
Closed	—	(1)	(2)
Stores at end of period	362	340	313

Comparison of Fiscal 2020 to Fiscal 2019

Net sales

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Net sales	$6,468,759	$5,634,835	$833,924	15%
Comparable store sales growth	6.9%	1.1%

Net sales during 2020 totaled $6.5 billion, increasing 15% over the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months and a 6.9% increase in comparable store sales, each of which was largely driven by increased demand as a result of the COVID-19 pandemic, as well as the 53rd week in 2020. Comparable stores contributed approximately 92% of total sales for 2020 and approximately 91% for the prior fiscal year.

Cost of sales and gross profit

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Net sales	$6,468,759	$5,634,835	$833,924	15%
Cost of sales	4,089,470	3,740,017	349,453	9%
Gross profit	2,379,289	1,894,818	484,471	26%
Gross margin	36.8%	33.6%	3.2%

Gross profit increased during 2020 compared to 2019 by $484.5 million to $2.4 billion, primarily driven by increased sales volume. Gross margin increased by 3.2% to 36.8%, compared to 33.6%, due to strategic changes in promotional activities in addition to shrink favorability and positive leverage from the increase in sales driven by the COVID-19 pandemic. The impact of the 53rd week on gross margin was insignificant.

Selling, general and administrative expenses

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,863,869	$1,549,707	$314,162	20%
Percentage of net sales	28.8%	27.5%	1.3%

Selling, general, and administrative expenses increased $314.2 million or 20% as compared to 2019. As a percentage of net sales, selling, general and administrative expenses increased slightly by 1.3% due to higher bonus expense, ecommerce fees, and store operational expenses associated with COVID-19. The impact of the 53rd week on selling, general and administrative expenses was insignificant.

Depreciation and amortization

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$124,124	$120,491	$3,633	3%
Percentage of net sales	1.9%	2.1%	(0.2)%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $3.6 million primarily related to new store growth as well as remodel initiatives in older stores. The impact of the 53rd week on depreciation and amortization was insignificant.

Store closure and other costs, net

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Store closure and other costs, net	$(369)	$7,260	$(7,629)	(105)%
Percentage of net sales	—	0.1%	(0.1)%

Store closure and other costs, net in 2020 primarily represented a recognized gain on the assignment of the lease for one of our closed locations in the first quarter of 2020, partially offset by ongoing activity associated with our closed store locations. In 2019, store closure and other costs, net of $7.3 million includes $4.1 million of impairment losses related to the write-down of leasehold improvements as well as one-time severance expense of $1.2 million associated with the transition of our former President and Chief Operating Officer to Senior Advisor.

Interest expense, net

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Long-term debt	$8,864	$19,433	$(10,569)	(54)%
Capital and financing leases	970	997	(27)	(3)%
Deferred financing costs	575	564	11	2%
Interest rate hedge and other	4,378	198	4,180	2111%
Total interest expense, net	$14,787	$21,192	$(6,405)	(30)%

The decrease in interest expense, net was primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This was partially offset by the interest expense paid as a result of an unfavorable interest rate swap. See Note 13, “Long-Term Debt and Finance Lease Liabilities” and Note 20, “Capital Stock.”

Income tax provision

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Income tax provision	$89,428	$46,539	42,889	92%
Effective tax rate	23.7%	23.7%	—

Income tax provision increased by $42.9 million to $89.4 million for 2020 from $46.5 million for 2019, primarily related to an increase in income before income taxes.  The effective income tax rate was 23.7% in 2020 and 2019.  The effective tax rate in 2020 was primarily affected by a decrease in federal tax credits and prior year release of uncertain tax positions, partially offset by the increase in charitable contribution deductions and the benefit recognized from amended returns.

Net income

	Fiscal 2020	Fiscal 2019	Change	% Change
	(dollars in thousands)
Net income	$287,450	$149,629	$137,821	92%
Percentage of net sales	4.4%	2.7%	1.7%

Net income increased $137.8 million primarily due to increased net sales and favorable margin impact related to COVID-19 and more balanced promotions, partially offset by higher selling, general and administrative expenses. Net income growth also included the benefit of the 53rd week in 2020.

Diluted earnings per share

	Fiscal 2020	Fiscal 2019	Change	% Change
	(shares in thousands)
Diluted earnings per share	$2.43	$1.25	$1.18	95%
Diluted weighted average shares outstanding	118,224	119,742	(1,518)

The increase in diluted earnings per share of $1.18 was driven by higher net income.

Comparison of Fiscal 2019 to Fiscal 2018

Net sales

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Net sales	$5,634,835	$5,207,336	$427,499	8%
Comparable store sales growth	1.1%	2.1%

Net sales during 2019 totaled $5.6 billion, increasing 8% over the prior fiscal year. Sales growth was primarily driven by strong performance in new stores opened in the last twelve months. Comparable stores contributed approximately 91% of total sales for 2019 and approximately 89% for the prior fiscal year.

Cost of sales and gross profit

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Net sales	$5,634,835	$5,207,336	$427,499	8%
Cost of sales	3,740,017	3,459,861	280,156	8%
Gross profit	1,894,818	1,747,475	147,343	8%
Gross margin	33.6%	33.6%	—

Gross profit increased during 2019 compared to 2018 by $147.3 million, to $1.9 billion, primarily driven by increased sales volume.

Selling, general and administrative expenses

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,549,707	$1,404,443	$145,264	10%
Percentage of net sales	27.5%	27.0%	0.5%

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

Store closure and other costs, net

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Store closure and other costs, net	$7,260	$12,076	$(4,816)	(40)%
Percentage of net sales	0.1%	0.2%	(0.1)%

Store closure and other costs, net in 2019 of $7.3 million includes $4.1 million of impairment losses related to the write-down of leasehold improvements as well as one-time severance expense of $1.2 million associated with the transition of our former President and Chief Operating Officer to Senior Advisor. In 2018, store closure and other costs, net included $8.0 million primarily related to lease termination obligations and asset disposals associated with the closure of two underperforming stores during the fourth quarter of 2018, as well as one-time severance expense of $3.6 million associated with the resignation of our former Chief Executive Officer.

Interest expense, net

	Fiscal 2019	Fiscal 2018	Change	% Change
	(dollars in thousands)
Long-term debt	$19,433	$14,920	$4,513	30%
Capital and financing leases	997	11,855	(10,858)	(92)%
Deferred financing costs	564	799	(235)	(29)%
Interest rate hedge and other	198	(139)	337	(242)%
Total interest expense, net	$21,192	$27,435	$(6,243)	(23)%

The decrease in interest expense, net is due to the reclassification of previously reported financing leases to operating leases in connection with the adoption of the new lease accounting standard that went into effect at the beginning of 2019, partially offset by the higher average balance outstanding under the Amended and Restated Credit Agreement to fund our share repurchase program. See Note 13, “Long-Term Debt and Finance Lease Liabilities” and Note 20, “Capital Stock.”

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

Our calculation of ROIC for the fiscal years indicated was as follows:

	2020(1)	2019	2018
	(dollars in thousands)
Net income	$287,450	$149,629	$158,536
Income Tax Adjustment from Tax Act (2)	—	—	(2,573)
Special items, net of tax (3), (4)	6,565	377	11,573
Interest expense, net of tax (4)	11,272	16,214	22,178
Net operating profit after-tax (NOPAT)	$305,287	$166,220	$189,714

Total rent expense, net of tax (4)	146,630	129,748	111,401
Estimated depreciation on operating leases, net of tax (4)	(80,944)	(61,898)	(49,016)
Estimated interest on operating leases, net of tax (4), (5), (6)	65,686	67,850	62,385
NOPAT, including effect of operating leases	$370,973	$234,070	$252,099

Average working capital	101,622	37,505	26,877
Average property and equipment	735,651	737,851	754,380
Average other assets	567,188	567,554	574,968
Average other liabilities	(100,531)	(120,521)	(199,233)
Average invested capital	$1,303,930	$1,222,389	$1,156,992

Average operating leases (7)	1,196,822	1,185,080	1,103,128
Average invested capital, including operating leases	$2,500,752	$2,407,469	$2,260,120

ROIC, including operating leases	14.8%	9.7%	11.2%

(1)	Fiscal 2020 includes 53 weeks.
(2)	$2.6 million income tax benefit related to a tax calculation method change recognized in the third quarter of 2018; see Note 17, “Income Taxes.”

(3)

2020 special items include professional fees related to our ongoing strategic initiatives. 2019 special items include the direct costs associated with store closure. 2018 special items include the direct costs associated with store closure and executive severance costs.

(4)	Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(5)

2020 and 2019 estimated interest on operating leases is calculated by multiplying operating leases by the 7.2% and 7.5% discount rate, respectively, for each lease recorded as rent expense within direct store expense.

(6)	2018 estimated interest on capitalized operating leases is calculated as the trailing four quarters’ rent expense multiplied by eight and by a 7.0% interest rate factor.
(7)

2020 average operating leases represents the average net present value of outstanding lease obligations over the trailing four quarters. 2019 average operating leases represents the net present value of outstanding operating lease obligations. 2018 average operating leases is calculated as the trailing four quarters’ rent expense multiplied by eight.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cash, cash equivalents and restricted cash at end of period	$171,441	$86,785	$2,248
Cash from operating activities	$494,035	$355,210	$294,379
Cash used in investing activities	$(121,968)	$(183,232)	$(177,082)
Cash used in financing activities	$(287,411)	$(87,441)	$(134,528)

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

Operating Activities

Cash flows from operating activities increased $138.8 million to $494.0 million in 2020 compared to $355.2 million in 2019. The increase in cash flows from operating activities is primarily a result of cash generated from net income of $287.5 million in 2020 compared to net income of $149.6 million in 2019. Net income growth in 2020 is primarily due to increased net sales and favorable margin impact related to COVID-19, as well as the benefit of the 53rd week.

Cash flows from operating activities increased $60.8 million to $355.2 million in 2019 compared to $294.4 million in 2018. The increase in cash flows from operating activities is primarily a result of changes in working capital.

Cash flows from/ (used in) operating activities from changes in working capital were $83.4 million in 2020, compared to $72.7 million in 2019 and ($38.0) million in 2018. The increase in cash flows from operating activities for changes in working capital in 2020 compared to 2019 was primarily driven by elevated accounts payable and accrual balances in the current period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $122.0 million, $183.2 million, and $177.1 million for 2020, 2019, and 2018, respectively. The decrease in cash flows used in investing activities is primarily due to fewer stores under construction in 2020 as compared to 2019.

We expect capital expenditures to be in the range of $140 - $160 million in 2021, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities

Cash flows used in financing activities were $287.4 million for 2020 compared to $87.4 million for 2019. During 2020, cash flows used in financing activities primarily consisted of $288.0 million of payments on the Amended and Restated Credit Agreement.

During 2019, cash flows used in financing activities were $87.4 million for 2019 compared to $134.5 million for 2018. During 2019, cash flows used in financing activities primarily consisted of $176.3 million for stock repurchases, partially offset by $85.0 million of net borrowings on the Amended and Restated Credit Agreement and $4.9 million from the exercise of stock options.

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

Long-term Debt and Credit Facilities

Long-term debt decreased $288.0 million to $250.0 million as of January 3, 2021 compared to December 29, 2019 due to payments on the Amended and Restated Credit Agreement.

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

Share Repurchase Program

On February 20, 2018, the Company’s board of directors authorized a new $350 million common stock share repurchase program, replacing the previous share repurchase program which was completed in the second quarter of 2018. Upon this authorization’s December 31, 2019 expiration, $42.0 million remained unused. Our board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of January 3, 2021.

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

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	January 3, 2021	December 29, 2019
Number of common shares acquired	—	7,950,858
Average price per common share acquired	$—	$22.18
Total cost of common shares acquired	$—	$176,310

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

We were in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of January 3, 2021.

Our Amended and Restated Credit Agreement is defined and more fully described in Note 13, “Long-Term Debt and Finance Lease Liabilities” of our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of January 3, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Recorded contractual obligations:
$700.0 million Credit Agreement (1)	$250,000	$—	$250,000	$—	$—
Operating lease liabilities (2)	1,720,857	195,910	370,643	346,992	807,312
Finance lease liabilities (2)	17,018	1,591	3,227	3,638	8,562
Unrecorded contractual obligations:
Interest payments on Credit Agreement (3)	20,611	9,708	10,903	—	—
Real estate obligations (4)	182,953	3,366	22,253	23,592	133,742
Purchase commitments (5)	9,012	4,078	4,934	—	—
Totals (6)	$2,200,451	$214,653	$661,960	$374,222	$949,616

(1)

The Amended and Restated Credit Agreement is scheduled to mature and the commitments thereunder will terminate on March 27, 2023, subject to extensions as set forth therein. These borrowings are reflected in the “1-3 Years” column. See Note 13, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Annual Report on Form 10-K.

(2)

Operating lease payments include $184.8 million related to options to extend lease terms that are reasonably certain of being exercised. We have subtenant agreements under which we will receive $1.6 million for the period of less than one year, $2.6 million for years one to three, $1.7 million for years four to five, and $1.6 million for the period beyond five years.

(3)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of January 3, 2021 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(4)	Real estate obligations include legally binding minimum lease payments for leases executed but not yet commenced.
(5)	Consists primarily of purchase commitments under noncancelable service and supply contracts.
(6)

As of January 3, 2021, we had recorded $48.5 million of liabilities related to our self-insurance programs. Self-insurance liabilities are not included in the table above because the payments are not contractual in nature and the timing of the payments is uncertain.

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

We believe that of our significant accounting policies, which are described in Note 3, “Significant Accounting Policies” to the audited consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity: inventory, lease assumptions, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, fair values of share-based awards, and income taxes. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

We believe that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 3, 2021 and December 29, 2019.

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

Self-Insurance Reserves

The Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits.  As of January 3, 2021, the consolidated self-insurance reserve balance was $48.5 million, of which a majority of the balance related to workers' compensation and general liability reserves. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.

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

No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2020, 2019 or 2018 because the fair value of those assets was substantially above carrying value.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. No impairment was recorded during fiscal 2020. We recorded an impairment loss in 2019 during the normal course of business. We recorded an impairment loss during 2018, primarily related to asset write-offs in connection with the closure of two underperforming stores in the fourth quarter of 2018. See Note 3, “Significant Accounting Policies” and Note 6, “Property and Equipment”.

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

Interest Rate Sensitivity

As described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our accompanying audited consolidated financial statements located elsewhere in this Annual Report on Form 10-K, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of January 3, 2021, each hundred basis point change in LIBOR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the two outstanding swaps at January 3, 2021 and the three outstanding swaps at December 29, 2019 was $250.0 million, respectively, under which we pay a fixed rate and receive a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of January 3, 2021, each hundred basis point change in LIBOR would result in no change in interest expense annually.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the “Company”) as of January 3, 2021 and December 29, 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 3, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Self-insurance Reserves

As described in Notes 3 and 15 to the consolidated financial statements, the Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. As of January 3, 2021, the Company’s recorded amounts for general liability, workers’ compensation and team member health benefit liabilities was $48.5 million, with the most significant portion of the reserve balance related to workers’ compensation and general liability self-insurance reserves. Management estimates the self-insurance reserves based on independent actuarial estimates, which are based on historical information and assumptions about future events. Management utilizes various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. When estimating the self-insurance reserves, several factors are considered by management, including (i) loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and (ii) expected loss costs, which include the expected frequency and severity of claim activity.

The principal considerations for our determination that performing procedures relating to the valuation of self-insurance reserves is a critical audit matter are (i) the significant judgment by management when estimating the self-insurance reserves due to the use of various techniques to estimate the cost to settle reported claims and claims incurred but not yet reported; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the loss development factors and expected loss costs; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of self-insurance reserves, including controls over the historical information and assumptions about future events used in the actuarial valuation methods. These procedures also included, among others (i) evaluating management’s self-insurance program agreements and (ii) testing the completeness and accuracy of the underlying historical claims data used in management’s assessment. Professionals with specialized skill and knowledge were used to assist in testing management’s process for estimating the valuation of the self-insurance reserves, including evaluating (i) the appropriateness of the actuarial valuation methods and (ii) the reasonableness of significant assumptions related to loss development factors and expected loss costs by considering (i) current and past claim and settlement activity and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 25, 2021

We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	January 3, 2021	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$169,697	$85,314
Accounts receivable, net	14,815	15,713
Inventories	254,224	275,979
Prepaid expenses and other current assets	27,224	10,833
Total current assets	465,960	387,839
Property and equipment, net of accumulated depreciation	726,500	741,508
Operating lease assets, net	1,045,408	1,028,436
Intangible assets, net of accumulated amortization	184,960	185,395
Goodwill	368,878	368,078
Other assets	14,698	11,727
Total assets	$2,806,404	$2,722,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,337	$122,839
Accrued liabilities	143,402	136,482
Accrued salaries and benefits	76,695	48,579
Accrued income tax	—	2,005
Current portion of operating lease liabilities	135,739	106,153
Current portion of finance lease liabilities	959	754
Total current liabilities	496,132	416,812
Long-term operating lease liabilities	1,069,535	1,078,927
Long-term debt and finance lease liabilities	260,459	549,419
Other long-term liabilities	40,912	41,517
Deferred income tax liability	58,073	54,356
Total liabilities	1,925,111	2,141,031
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,953,435 shares issued and outstanding, January 3, 2021; 117,543,668 shares issued and outstanding, December 29, 2019	118	117
Additional paid-in capital	686,648	670,966
Accumulated other comprehensive loss	(8,474)	(4,682)
Retained earnings (Accumulated deficit)	203,001	(84,449)
Total stockholders’ equity	881,293	581,952
Total liabilities and stockholders’ equity	$2,806,404	$2,722,983
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Net sales	$6,468,759	$5,634,835	$5,207,336
Cost of sales	4,089,470	3,740,017	3,459,861
Gross profit	2,379,289	1,894,818	1,747,475
Selling, general and administrative expenses	1,863,869	1,549,707	1,404,443
Depreciation and amortization (exclusive of depreciation included in cost of sales)	124,124	120,491	108,045
Store closure and other costs, net	(369)	7,260	12,076
Income from operations	391,665	217,360	222,911
Interest expense, net	14,787	21,192	27,435
Other income	—	—	320
Income before income taxes	376,878	196,168	195,796
Income tax provision	89,428	46,539	37,260
Net income	$287,450	$149,629	$158,536
Net income per share:
Basic	$2.44	$1.25	$1.23
Diluted	$2.43	$1.25	$1.22
Weighted average shares outstanding:
Basic	117,821	119,368	128,827
Diluted	118,224	119,742	129,776

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Net income	$287,450	$149,629	$158,536

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of ($205), ($2,078), and $561	(592)	(6,006)	1,624
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($1,107), $66, and $102	(3,200)	190	294
Total other comprehensive income (loss)	$(3,792)	$(5,816)	$1,918

Comprehensive income	$283,658	$143,813	$160,454

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2017	132,450,092	$132	$620,788	$30,558	$(784)	$650,694
Net income	—	—	—	158,536	—	158,536
Other comprehensive income (loss)	—	—	—	—	1,918	1,918
Issuance of shares under stock plans	3,227,693	3	21,840	—	—	21,843
Repurchase and retirement of common stock	(11,096,595)	(11)	—	(258,296)	—	(258,307)
Share-based compensation	—	—	14,512	—	—	14,512
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	149,629	—	149,629
Other comprehensive income (loss)	—	—	—	—	(5,816)	(5,816)
Issuance of shares under stock plans	822,586	1	4,877	—	—	4,878
Repurchase and retirement of common stock	(7,950,858)	(8)	—	(176,302)	—	(176,310)
Share-based compensation	—	—	8,949	—	—	8,949
Impact of adoption of ASC 842 related to leases	—	—	—	11,426	—	11,426
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income	—	—	—	287,450	—	287,450
Other comprehensive income (loss)	—	—	—	—	(3,792)	(3,792)
Issuance of shares under stock plans	500,517	1	1,343	—	—	1,344
Share-based compensation	—	—	14,339	—	—	14,339
Balances at January 3, 2021	117,953,435	$118	$686,648	$203,001	$(8,474)	$881,293

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Cash flows from operating activities
Net income	$287,450	$149,629	$158,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	126,507	122,804	110,749
Operating lease asset amortization	99,276	81,842	—
Store closure and other costs, net	(321)	4,113	4,115
Share-based compensation	14,339	8,949	14,512
Deferred income taxes	3,717	(216)	23,333
Other non-cash items	3,683	4,136	1,482
Changes in operating assets and liabilities:
Accounts receivable	25,977	36,062	(7,666)
Inventories	21,754	(11,612)	(34,824)
Prepaid expenses and other current assets	(14,970)	19,208	(2,908)
Other assets	(5,461)	(1,275)	(5,086)
Accounts payable	20,184	9,420	12,238
Accrued liabilities	4,296	17,274	(4,481)
Accrued salaries and benefits	28,116	295	3,039
Accrued income tax	(2,005)	2,005	(3,391)
Operating lease liabilities	(120,085)	(88,002)	—
Other long-term liabilities	1,578	578	24,731
Cash flows from operating activities	494,035	355,210	294,379
Cash flows from investing activities
Purchases of property and equipment	(121,968)	(183,232)	(177,082)
Cash flows used in investing activities	(121,968)	(183,232)	(177,082)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	265,405	233,000
Payments on revolving credit facilities	(288,000)	(180,405)	(128,000)
Payments on capital and financing lease obligations	—	—	(4,517)
Payments on finance lease liabilities	(754)	(690)	—
Payments of deferred financing costs	—	—	(2,131)
Cash from landlord related to capital and financing lease obligations	—	—	3,643
Repurchase of common stock	—	(176,310)	(258,307)
Proceeds from exercise of stock options	1,343	4,878	21,843
Other	—	(319)	(59)
Cash flows used in financing activities	(287,411)	(87,441)	(134,528)
Increase / (Decrease) in cash, cash equivalents, and restricted cash	84,656	84,537	(17,231)
Cash, cash equivalents, and restricted cash at beginning of the period	86,785	2,248	19,479
Cash, cash equivalents, and restricted cash at the end of the period	$171,441	$86,785	$2,248

Supplemental disclosure of cash flow information
Cash paid for interest	$14,786	$20,293	$27,086
Cash paid for income taxes	94,767	44,637	15,527
Leased assets obtained in exchange for new operating lease liabilities	118,075	160,134	—

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$10,869	$18,515	$12,001
Property acquired through capital and financing lease obligations	—	—	9,081

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of January 3, 2021, the Company operated 362 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

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

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2020	2019	2018
Perishables	57.2%	57.7%	57.5%
Non-Perishables	42.8%	42.3%	42.5%

All dollar amounts are in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current year presentation.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2020 ended on January 3, 2021 and included 53-weeks. Fiscal year 2019 ended on December 29, 2019 and included 52-weeks. Fiscal year 2018 ended on December 30, 2018 and included 52-weeks. Fiscal years 2020, 2019, and 2018 are referred to as 2020, 2019, and 2018, respectively.

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include inventory valuations, lease assumptions, self-insurance reserves, impairment of long-lived assets, fair values of share-based awards, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits in transit include sales through the end of the period, the majority of which were paid with credit and debit cards and settle within a few days of the sales transactions. The amounts due from banks for these transactions at each reporting date were as follows:

	As Of
	January 3, 2021	December 29, 2019
Due from banks for debit and credit card transactions	$93,130	$49,405

Restricted Cash

Restricted cash relates to the Company’s defined benefit plan forfeitures and the Company’s healthcare, general liability and workers’ compensation plan benefits of approximately $1.7 million and $1.5 million as of January 3, 2021 and December 29, 2019, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 3, 2021 and December 29, 2019.

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

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance programs to provide for costs associated with general liability, workers’ compensation and team member health benefits. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. The Company utilizes various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity. Amounts expected to be recovered from insurance companies are included in the liability, with a corresponding amount recorded in accounts receivable.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. The Company’s indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses. The Company also holds intangible assets with finite useful lives consisting of the “Sunflower Farmers Market” trade name. The trade name related to “Sunflower Farmers Market” meets the definition of a defensive intangible asset and was amortized on a straight-line basis over an estimated useful life of 10 years from the date of its acquisition by the Company.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment considered factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for the Company and its peers, turnover in key management personnel and overall changes in macroeconomic environment. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we compare the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The impairment evaluation for the Company’s indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill. If the qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required and the asset is not impaired. Otherwise, the Company compares the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The Company has determined its business consists of a single reporting unit, healthy grocery stores. The Company has had no goodwill impairment charges for the past three fiscal years. See Note 8, “Intangible Assets” and Note 9, “Goodwill” for further discussion.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, right-of-use assets and finite-lived intangible assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  These events primarily include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or a decision to close or relocate a store. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by that asset group. The Company’s impairment analysis contains management assumptions about key variables including sales growth rate, gross margin, payroll and other controllable expenses.

If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available. There were no impairment charges in 2020. In 2019, the Company recorded an impairment loss as part of the normal course of business primarily related to the write-down of leasehold improvements. In fiscal year 2018, the Company recorded an impairment loss related to leasehold improvements, furniture, fixtures and equipment due to the closure of two stores. These charges are recorded as a component of Store closure and other costs, net in the accompanying consolidated statement of income.

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

Leases

The Company leases all stores, distribution centers, and administrative offices. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities in the accompanying consolidated balance sheets. Finance leases are included in property, plant, equipment, net, current portion of finance lease liabilities, and long-term debt and finance lease liabilities in the accompanying consolidated balance sheets. Operating lease payments are charged on a straight-line basis to rent expense, a component of selling, general and administrative expenses, over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense using a debt model over the lease term.

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

	Balance as of December 29, 2019	Gift Cards Issued During Current Period But Not Redeemed(a)	Revenue Recognized From Beginning Liability	Balance as of January 3, 2021
Gift card liability, net	$15,902	$9,895	$(9,909)	$15,888
(a)net of estimated breakage

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of January 3, 2021.

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

The Company’s largest supplier accounted for approximately 42%, 40% and 34% of total purchases during 2020, 2019, and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, common area maintenance and insurance), advertising costs, buying cost, pre-opening and other administrative costs.

The Company charges certain vendors to place advertisements in the Company’s in-store guide and circulars under a cooperative advertising program. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $54.4 million, $57.2 million and $50.2 million for 2020, 2019, and 2018, respectively.

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

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific topics. The Company adopted ASU 2016-13 effective December 30, 2019, using the modified retrospective approach. There was no impact to opening retained earnings as of December 30, 2019 or on the Company’s consolidated financial statements.

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

Refer to Note 7, “Leases”, for additional information related to the Company’s leases.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Reference Rate Reform

In March 2020, the FASB issued ASU no. 2020-04, “Reference rate reform (Topic 848) – Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this update provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. Generally, the guidance allows contract modifications related to reference rate reform to be considered events that do not require remeasurements or reassessments of previous accounting determinations at the modification date. This update only applies to modifications made prior to December 31, 2022. No such modifications occurred in the year ending January 3, 2021. The Company expects to utilize this optional guidance but does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during fiscal 2020 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	January 3, 2021	December 29, 2019
Landlords	$4,715	$7,565
Vendors	3,275	5,378
Insurance	1,279	938
Supply rebates	—	749
Other	5,546	1,083
Total	$14,815	$15,713

The Company recorded allowances for certain vendor receivables of $0.4 million and $0.5 million at January 3, 2021 and December 29, 2019, respectively.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	January 3, 2021	December 29, 2019
Prepaid expenses	$15,948	$8,784
Restricted cash	1,744	1,470
Prepaid rent	141	15
Income tax receivable	8,827	—
Other current assets	564	564
Total	$27,224	$10,833

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	January 3, 2021	December 29, 2019
Land and finance lease assets	$15,753	$15,753
Furniture, fixtures and equipment	745,514	666,050
Leasehold improvements	638,149	589,211
Construction in progress	27,140	48,311
Total property and equipment	1,426,556	1,319,325
Accumulated depreciation and amortization	(700,056)	(577,817)
Property and equipment, net	$726,500	$741,508

Depreciation expense was $125.6 million, $121.3 million and $110.3 million for 2020, 2019, and 2018, respectively. Depreciation expense is primarily reflected in depreciation and amortization on the consolidated statements of income.

There was no impairment expense recognized in 2020. Impairment expense was $4.1 million and $4.6 million for 2019 and 2018, respectively.

7. Leases

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost are as follows:

		Year Ended	Year Ended
	Classification	January 3, 2021	December 29, 2019
Operating lease cost	Selling, general and administrative expenses(1), (2)	$191,279	$177,089
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	966	966
Interest on lease liabilities	Interest expense	970	997
Variable lease cost	Selling, general and administrative expenses(1)	57,789	53,731
Sublease income	Selling, general and administrative expenses	(1,192)	(1,057)
Total net lease cost		$249,812	$231,726

(1)	Supply chain-related amounts of $7.8 million and $8.2 million were included in cost of sales for 2020 and 2019, respectively.
(2)	Rent expense in fiscal year 2018 totaled $137.5 million under ASC 840.

Supplemental balance sheet information related to leases is as follows:

		As of	As of
	Classification	January 3, 2021	December 29, 2019
Assets
Operating	Operating lease assets	$1,045,408	$1,028,436
Finance	Property and equipment, net	9,218	10,184
Total lease assets		$1,054,626	$1,038,620
Liabilities
Current
Operating	Current portion of operating lease liabilities	$135,739	$106,153
Finance	Current portion of finance lease liabilities	959	754
Noncurrent
Operating	Long-term operating lease liabilities	1,069,535	1,078,927
Finance	Long-term debt and finance lease liabilities	10,459	11,419
Total lease liabilities		$1,216,692	$1,197,253

	January 3, 2021	December 29, 2019
Weighted average remaining lease term (years)
Operating leases	9.8	10.2
Finance leases	9.7	10.7
Weighted average discount rate
Operating leases	7.2%	7.5%
Finance leases	8.4%	8.3%

Supplemental cash flow and other information related to leases is as follows:

	Year Ended	Year Ended
	January 3, 2021	December 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$186,280	$153,292
Operating cash flows for finance leases	970	997

Lease assets obtained in exchange for lease liabilities:
Finance leases	$—	$—
Operating leases	118,075	160,134

A summary of maturities of lease liabilities is as follows:

	Operating Leases(1)	Finance Leases	Total
2021	$195,910	$1,591	$197,501
2022	197,145	1,671	198,816
2023	173,498	1,556	175,054
2024	175,700	1,734	177,434
2025	171,292	1,904	173,196
Thereafter	807,312	8,562	815,874
Total lease payments	1,720,857	17,018	1,737,875
Less: Imputed interest	(515,583)	(5,600)	(521,183)
Total lease liabilities	1,205,274	11,418	1,216,692
Less: Current portion	(135,739)	(959)	(136,698)
Long-term lease liabilities	$1,069,535	$10,459	$1,079,994

(1)

Operating lease payments include $184.8 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $183.0 million of legally binding minimum lease payments for leases executed but not yet commenced.

8. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at December 30, 2018	Adjustments/ Transfers(1)	Balance at December 29, 2019
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	—	1,800
Leasehold interests	18,773	(18,773)	—
Total intangible assets	$205,533	$(18,773)	$186,760
Accumulated Amortization
Finite-lived trade names	$(1,185)	$(180)	$(1,365)
Leasehold interests	(9,545)	9,545	—
Total accumulated amortization	$(10,730)	$9,365	$(1,365)

(1)

As of the first day of fiscal 2019, the favorable leasehold interest balance was reclassified into the new operating lease asset balance due to the adoption of ASC 842. As a result, the amortization of these assets is recorded as part of the single rent expense to be recorded on a monthly basis for each lease. Refer to Note 7, “Leases”, for further details.

	Balance at December 29, 2019	Adjustments/ Transfers	Balance at January 3, 2021
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	(800)	1,000
Total intangible assets	$186,760	$(800)	$185,960
Accumulated Amortization
Finite-lived trade names	$(1,365)	$365	$(1,000)
Total accumulated amortization	$(1,365)	$365	$(1,000)

Amortization expense was ($0.4) million, $0.2 million and $1.4 million for 2020, 2019, and 2018, respectively.

9. Goodwill

The Company’s goodwill balance was $368.9 million and $368.1 million as of January 3, 2021 and December 29, 2019, respectively. As of January 3, 2021 and December 29, 2019, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisition of Sunflower Farmers Market stores and Henry’s Farmers Market stores.

A summary of the activity and balance in goodwill is as follows:

	Balance at December 29, 2019	Adjustments	Balance at January 3, 2021
Goodwill	$368,078	$800	$368,878

10. Other Assets

As of January 3, 2021 and December 29, 2019, other assets of $14.7 and $11.7 million, respectively, primarily consisted of deferred software as a service, capitalized durable supplies, sublease deferred rent, and miscellaneous other assets.

11. Accrued Liabilities

A summary of accrued liabilities is as follows:

	As Of
	January 3, 2021	December 29, 2019
Self-insurance reserves	$25,227	$22,806
Accrued occupancy related (CAM, property taxes, etc.)	19,939	16,211
Gift cards, net of breakage	15,888	15,902
Accrued sales and use tax	14,712	12,010
Other accrued liabilities	67,636	69,553
Total	$143,402	$136,482

12. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	January 3, 2021	December 29, 2019
Bonuses	$41,637	$16,800
Payroll	18,171	15,667
Vacation	14,669	11,880
Severance and other	2,218	4,232
Total	$76,695	$48,579

13. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt is as follows:

			As Of
Facility	Maturity	Interest Rate	January 3, 2021	December 29, 2019
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$250,000	$538,000
Finance lease liabilities (see Note 7, "Leases")	Various	n/a	10,459	11,419
Long-term debt and finance lease liabilities			$260,459	$549,419

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of January 3, 2021.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $34.2 million have been issued as of January 3, 2021, primarily to support the Company’s insurance programs.

On March 6, 2019, Intermediate Holdings entered into an amendment to the Amended and Restated Credit Agreement intended to align the treatment of certain lease accounting terms with the Company’s adoption of ASC 842. This amendment had no impact on borrowing capacity, interest rate, or maturity.

Guarantees

Obligations under the Amended and Restated Credit Agreement are guaranteed by the Company and all of its current and future wholly-owned material domestic subsidiaries (other than the borrower) and are secured by first-priority security interests in substantially all of the assets of the Company and its subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bore interest at LIBOR plus 1.50% per annum or prime plus 0.5%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. As of January 3, 2021, loans under the Amended and Restated Credit Agreement bore interest at LIBOR plus 1.25% per annum or prime plus 0.25%.

The interest rate on 100% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 22, “Derivative Financial Instruments”).

As of January 3, 2021, outstanding letters of credit under the Amended and Restated Credit Agreement were subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

During fiscal year 2020, the Company made no additional borrowings and made a total of $288.0 million of principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250 million as of January 3, 2021. During fiscal year 2019, the Company borrowed an additional $265.4 million, primarily for share repurchases, and made a total of $180.4 million of principal payments; resulting in total outstanding debt under the Amended and Restated Credit Agreement of $538.0 million as of December 29, 2019.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of January 3, 2021.

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

14. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	January 3, 2021	December 29, 2019
Long-term portion of self-insurance reserves	$23,291	$24,058
Other	17,621	17,459
Total	$40,912	$41,517

15. Self-Insurance Programs

The Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. The Company establishes reserves for the ultimate obligation of reported and incurred but not reported (“IBNR”) claims. IBNR claims are estimated using various techniques, including analysis of historical trends and actuarial valuation methods.

The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $1.0 million and a $1.6 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at January 3, 2021 and December 29, 2019, respectively. The Company recorded amounts for general liability, worker’s compensation and team member health benefit liabilities of $48.5 million and $46.9 million at January 3, 2021 and December 29, 2019, respectively. See Note 11, “Accrued Liabilities” for current amounts recorded for general liability, workers’ compensation and team member health benefit liabilities.

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

Total expense recorded for the matching under the Plan:

Year Ended
January 3, 2021	December 29, 2019	December 30, 2018
$6,588	$5,756	$4,981

17. Income Taxes

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. Substantially all the provisions of the Tax Act were effective for taxable years beginning after December 31, 2017. The most significant change that impacted the Company was the reduction in the corporate federal income tax rate from 35% to 21%.

The Company realized a $2.6 million non-cash income tax benefit in the third quarter of 2018 in the filing of the 2017 return related to the reduction of the federal corporate income tax rate. The Company changed its method of tax accounting on certain items resulting in the acceleration of deductions into prior periods subject to a higher 35% corporate income tax rate.

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
U.S. Federal—current	$63,957	$36,091	$9,319
U.S. Federal—deferred	3,725	186	19,441
U.S. Federal—total	67,682	36,277	28,760
State—current	20,442	8,649	5,271
State—deferred	1,304	1,613	3,229
State—total	21,746	10,262	8,500
Total provision	$89,428	$46,539	$37,260

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.6	4.4	3.8
Enhanced charitable contribution impact	(1.0)	(0.7)	—
Excess tax benefits from share based payments	—	—	(5.2)
Change in uncertain tax position reserves	0.1	(1.1)	1.5
Amended returns	(1.0)	—	—
Benefit of federal tax credit	(0.9)	(1.6)	(0.7)
Other, net	0.9	1.7	(1.4)
Effective tax rate	23.7%	23.7%	19.0%

The effective income tax rate was 23.7% in 2020 and 2019. The effective income tax rate in 2020 was primarily affected by a decrease in federal tax credits and prior year release of uncertain tax positions, partially offset by an increase in charitable contribution deductions and the benefit recognized from amended returns. The effective income tax rate increased to 23.7% in 2019 from 19.0% in 2018 primarily due to the volume of expiring pre-IPO option exercises in 2018, partially offset by an increase in the Company’s federal tax credit benefit.

Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax detriment resulting from share-based awards were $0.5 million and $1.6 million for 2020 and 2019, respectively, and are reflected as an increase to the 2020 and 2019 income tax provisions. The income tax benefit resulting from share-based awards was $12.4 million for 2018 and is reflected as a reduction to the 2018 income tax provision.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	January 3, 2021	December 29, 2019
Deferred tax assets
Employee benefits	$19,498	$14,663
Tax credits	270	427
Operating leases(1)	309,756	303,950
Other lease related(1)	4,955	5,177
Other accrued liabilities	3,926	5,027
Charitable contribution carryforward	1,028	7,819
Inventories and other	4,504	3,520
Total gross deferred tax assets	343,937	340,583
Deferred tax liabilities
Depreciation and amortization	(93,738)	(97,309)
Intangible assets	(39,602)	(33,293)
Operating leases(1)	(268,670)	(264,337)
Total gross deferred tax liabilities	(402,010)	(394,939)
Net deferred tax (liability) / asset	$(58,073)	$(54,356)

(1)

The deferred tax assets and liabilities disclosure at December 29, 2019 has been adjusted to reflect the gross deferred tax right-of-use asset and related gross deferred lease liability recognized in accordance with ASC 842.

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of January 3, 2021 and December 29, 2019.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	January 3, 2021	December 29, 2019	December 30, 2018
Beginning balance	$1,343	$3,658	$794
Additions based on tax positions related to the current year	16	289	2,864
Additions based on tax positions related to prior years	647	—	—
Reductions for tax positions for prior years	(203)	(2,604)	—
Ending balance	$1,803	$1,343	$3,658

The Company had unrecognized tax benefits (tax effected) of $1.8 million and $1.3 million as of January 3, 2021 and December 29, 2019, respectively. These would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company does not anticipate a decrease in the total amount of unrecognized tax benefits during the next twelve months..

The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2017 through 2019 and state tax returns for the tax years 2016 through 2019. The Company’s U.S. federal income tax return for the fiscal year ended December 31, 2017 is currently under examination by the Internal Revenue Service.

18. Related-Party Transactions

A former member of the Company’s board of directors was an investor in a company that is a supplier of coffee to the Company for resale. Effective January 1, 2019, this director no longer held an ownership interest in the supplier and effective June 20, 2019, this director resigned from the Company’s board of directors. During 2020 and 2019, there were no purchases from this supplier. During 2018, there were $2.6 million in purchases. As of January 3, 2021 and December 29, 2019, the Company had no recorded accounts payable due to this vendor.

19. Commitments and Contingencies

Commitments

Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced were $183.0 million as of January 3, 2021.

In addition to its lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of January 3, 2021, total future purchase commitments were $9.0 million.

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

On November 20, 2020, CERT filed a notice of appeal to appeal the ruling on the defense motion for summary judgment. At this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

20. Capital Stock

Common stock

As of January 3, 2021, 117,953,435 shares of the Company’s common stock were issued and outstanding after the repurchase and retirement of no shares in 2020 and the repurchase and retirement of 7,950,858 shares during 2019, as described below. As of January 3, 2021, 4,433,820 shares of common stock are reserved for issuance under the 2013 Incentive Plan (see Note 26, “Share-Based Compensation”). The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2020, 2019, and 2018.

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Options exercised	59,561	316,493	2,824,460
Other share issuances under stock plans	440,956	506,093	403,233

Share Repurchases

   On February 20, 2018, the Company’s board of directors authorized a new $350 million common stock share repurchase program, replacing the previous share repurchase program which was completed in the second quarter of 2018. Upon this authorization’s December 31, 2019 expiration, $42.0 million remained unused. The Company’s board of directors has not authorized additional share repurchases subsequent to the expiration of the prior authorization on December 31, 2019, and there was no share repurchase authorization available as of January 3, 2021.

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	January 3, 2021	December 29, 2019
Number of common shares acquired	—	7,950,858
Average price per common share acquired	$—	$22.18
Total cost of common shares acquired	$—	$176,310

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Basic net income per share:
Net income	$287,450	$149,629	$158,536
Weighted average shares outstanding	117,821	119,368	128,827
Basic net income per share	$2.44	$1.25	$1.23
Diluted net income per share:
Net income	$287,450	$149,629	$158,536
Weighted average shares outstanding	117,821	119,368	128,827
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	16	52	429
Restricted Stock Units	341	178	220
Restricted Stock Awards	9	55	136
Performance Share Awards	37	89	164
Weighted average shares and equivalent shares outstanding	118,224	119,742	129,776
Diluted net income per share	$2.43	$1.25	$1.22

For the year ended January 3, 2021, the Company had 219,736 options, 62,347 RSUs and 299,629 PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended December 29, 2019, the Company had 521,502 options and 302,621 PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended December 30, 2018, the Company had 1,105,334 options and 128,854 PSAs which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

22. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consisted of five cash flow hedges, of which two remain outstanding as of January 3, 2021. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the two outstanding swaps was $250.0 million at January 3, 2021, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2021 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level.

The following table summarizes the fair value of the Company’s derivative instruments:

	As of January 3, 2021		As of December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	$5,695	Accrued liabilities	$1,736
Interest rate swaps	Other long-term liabilities	5,756	Other long-term liabilities	4,569

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statement of income. The following table summarizes these gains and losses for 2020 and 2019:

	Year Ended
	January 3, 2021	December 29, 2019
Consolidated Statements of Income Classification
Interest expense (income), net	$4,307	$(256)

23. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the year ended January 3, 2021:

Cash Flow Hedges
Balance at December 30, 2018	$1,134
Other comprehensive income (loss), net of tax
Unrealized losses on cash flow hedging activities, net of income tax of ($2,078)	(6,006)
Reclassification of net gains on cash flow hedges to net income, net of income tax of $66	190
Total other comprehensive income (loss)	(5,816)
Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized losses on cash flow hedging activities, net of income tax of ($205)	(592)
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($1,107)	(3,200)
Total other comprehensive income (loss)	(3,792)
Balance at January 3, 2021	$(8,474)

Amounts reclassified from accumulated other comprehensive income (loss) to net income are included within interest expense, net on the consolidated statement of income. The estimated amount expected to be reclassified from accumulated other comprehensive income (loss) to net income within the next twelve months, based on interest rates at January 3, 2021, is a loss of $5.7 million.

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

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2021 and December 29, 2019:

January 3, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	11,451	—	11,451
Total liabilities	$—	$261,451	$—	$261,451

December 29, 2019	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$538,000	$—	$538,000
Interest rate swap liability	—	6,305	—	6,305
Total liabilities	$—	$544,305	$—	$544,305

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

Cash, cash equivalents, and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of January 3, 2021 and December 29, 2019.

25. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for fiscal 2020 and 2019.

	Year Ended
	January 3, 2021		December 29, 2019
Perishables	$3,700,878	57.2%	$3,252,928	57.7%
Non-Perishables	2,767,881	42.8%	2,381,907	42.3%
Net Sales	$6,468,759	100.0%	$5,634,835	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

26. Share-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its shareholders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering and replaced the Sprouts Farmers Markets, LLC Option Plan. The 2013 Incentive Plan serves as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.

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

The Company granted to certain officers, directors and team members the following awards during 2020, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 9, 2020	RSUs	485,367	—	$16.47
	PSAs	174,902	—	$16.47
	Options	1,055,907	$16.47	$4.86
May 12, 2020	RSUs	66,550	—	$25.58
	PSAs	11,389	—	$25.58
	Options	15,569	$25.58	$8.03
August 10, 2020	RSUs	35,655	—	$24.77
	PSAs	5,762	—	$24.77
	Options	14,052	$24.77	$7.74

The RSUs vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of the Company’s board of directors cliff vest in one year. The options expire seven years from grant date. The PSAs are described below.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of January 3, 2021, there were 2,547,567 stock awards outstanding and 4,433,820 shares remaining available for issuance under the 2013 Incentive Plan.

Stock Options

In the event of a change in control as defined in the award agreements issued under the 2013 Incentive Plan, all options and awards issued prior to 2015 become immediately vested and exercisable. For grants issued in and subsequent to 2015, the options and awards only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the grants are not continued or assumed by the acquirer on a substantially equivalent basis.  If the options and awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such options or awards will become immediately vested upon such termination.  Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable award agreement.

Shares issued for option exercises are newly issued shares.

The estimated weighted average fair values of options granted during 2020, 2019, and 2018 are $4.94, $7.63 and $7.80, respectively, and were calculated using the following assumptions in the table below:

	2020	2019	2018
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	34.80%	34.89%	35.20%
Risk free interest rate	0.46%	2.53%	2.76%
Expected term, in years	4.50	4.50	4.50

The grant date weighted average fair value of the 1.1 million options issued but not vested as of January 3, 2021 was $5.00. The grant date weighted average fair value of the 0.1 million options issued but not vested as of December 29, 2019 was $7.63. The grant date weighted average fair value of the 0.1 million options issued but not vested as of December 30, 2018 was $8.35.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Grant date weighted average fair value of options granted	$4.94	$7.63	$7.80
Grant date weighted average fair value of options forfeited	$8.94	$7.03	$9.32

Expected volatility for option grants and modifications are calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $0.2 million, $2.1 million, and $53.3 million for 2020, 2019, and 2018, respectively.

The following table summarizes option activity during 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2019	523,725	$29.84
Granted	1,085,528	16.71
Forfeited	(219,484)	31.41
Exercised	(59,561)	22.56		$156
Outstanding at January 3, 2021	1,330,208	19.19	5.30	$3,784
Exercisable—January 3, 2021	234,703	30.13	1.27	$—
Vested/Expected to vest—January 3, 2021	1,330,208	$19.19	5.30	$3,784

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

The fair value for restricted stock units is calculated based on the closing stock price on the date of grant. The total grant date fair value of RSUs vested during 2020, 2019 and 2018 was $7.8 million, $7.4 million and $5.1 million, respectively.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2020, 2019, and 2018:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
RSUs awarded	$18.01	$21.62	$24.80

The following table summarizes RSU activity during 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	725,653	$22.02
Awarded	587,572	18.01
Released	(350,206)	22.23
Forfeited	(60,761)	20.55
Outstanding at January 3, 2021	902,258	$19.43

PSAs

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

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during 2017. The criteria is based on a range of performance targets in which grantees may earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and the remaining 50% vested on the third anniversary of the grant date (March 2020). During the year ended January 3, 2021, 35,697 of the 2017 PSAs vested. There were no outstanding 2017 PSAs as of January 3, 2021.

PSAs granted in March 2018 are subject to the Company achieving certain EBIT performance targets for the 2020 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2021). Based on 2020 performance, the Company has accrued at the maximum pay out level.

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

The total grant date fair value of PSAs granted during 2020 was $3.3 million. The total grant date fair value of PSAs vested during 2020 was $0.6 million. The total grant date fair value of performance shares forfeited or not earned during 2020 was $0.3 million. The total grant date fair value of the 0.3 million PSAs issued but not released as of January 3, 2021 was $5.8 million.

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

The following table summarizes PSA activity during 2020:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	169,771	$20.26
Awarded	192,053	17.26
Released	(35,697)	18.11
Forfeited	(10,726)	24.08
PSA earned	—	—
PSAs not earned	—	—
Outstanding at January 3, 2021	315,401	$18.54

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

There were no RSAs granted during 2020, 2019 or 2018. The total grant date fair value of shares of restricted stock released upon vesting during 2020, 2019 and 2018 was $1.0 million, $1.6 million and $3.3 million, respectively. There were no RSAs forfeited in 2020, and the total grant date fair value of shares of restricted stock forfeited during 2019 and 2018 was $0.3 million and $0.6 million, respectively. There were no outstanding RSAs as of January 3, 2021.

The following table summarizes RSA activity during 2020:

	Number of RSAs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2019	55,053	$18.11
Awarded	—	—
Released	(55,053)	18.11
Forfeited	—	—
Outstanding at January 3, 2021	—	$—

Share-Based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Share-based compensation expense before income taxes	$14,339	$8,949	$14,512
Income tax benefit	(2,662)	(2,093)	(3,383)
Net share-based compensation expense	$11,677	$6,856	$11,129

As of January 3, 2021, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$3,971	2.2
RSUs	10,886	1.6
PSAs	6,709	1.7
RSAs	—	—
Total unrecognized compensation expense at January 3, 2021	$21,566

During 2020, 2019 and 2018, the Company received $1.3 million, $4.9 million and $21.8 million in cash proceeds from the exercise of options, respectively.

The Company recorded tax detriments of $0.5 million and $1.6 million during 2020 and 2019, respectively, resulting from share-based awards. During 2018, the company recorded $12.4 million of excess tax benefits from the exercise of options.

Share Award Restructuring

During the year ended December 29, 2019, certain stock options and awards were modified pursuant to a separation agreement with the Company’s former President and Chief Operating Officer. A total of 216,044 options and awards (RSUs, PSAs, and RSAs) were modified such that they will be permitted to vest in March 2020, which is subsequent to the former President and Chief Operating Officer’s separation date. These options and awards will expire three months after vesting, consistent with the other modified options and awards. These modifications resulted in an incremental expense, net of $1.0 million of stock compensation reversals, of $0.2 million during the year ended December 29, 2019. All other unvested options and awards were forfeited. This expense was presented in store closure and other costs, net on the Company’s consolidated statements of income.

During the year ended December 30, 2018, certain stock options were modified pursuant to a separation agreement with the Company’s former Chief Executive Officer. A total of 995,937 vested options were modified such that their remaining exercise period was increased from three months to six months after the separation date. Additionally, a total of 125,241 options and awards (RSUs, PSAs, and RSAs) were modified such that they will be permitted to vest in March 2019, which is subsequent to the former Chief Executive Officer’s separation date. These options and awards will expire three months after vesting, consistent with the other modified options. These modifications resulted in an incremental expense, net of $2.5 million of stock compensation reversals, of $0.2 million during the year ended December 30, 2018. All other unvested options and awards were forfeited. This expense was presented in store closure and other costs, net on the Company’s consolidated statements of income.

27. Quarterly Financial Data (Unaudited)

The following table sets forth certain of the Company’s unaudited consolidated statements of income data for each of the fiscal quarters in 2020 and 2019.

	Fiscal Quarter Ended
	January 3, 2021	September 27, 2020	June 28, 2020	March 29, 2020	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019
	(dollars in thousands, except per share amounts)
Net sales	$1,601,834	$1,577,598	$1,642,788	$1,646,539	$1,364,991	$1,440,222	$1,415,736	$1,413,887
Gross profit	$588,029	$584,769	$612,659	$593,832	$468,963	$476,725	$464,782	$484,349
Income from operations	$92,932	$78,381	$92,763	$127,589	$46,915	$39,557	$51,332	$79,556
Net income	$68,397	$60,241	$67,002	$91,810	$31,634	$26,260	$35,343	$56,392
Net income per share:
Basic	$0.58	$0.51	$0.57	$0.78	$0.27	$0.22	$0.30	$0.46
Diluted	$0.58	$0.51	$0.57	$0.78	$0.27	$0.22	$0.30	$0.46

The Company follows the same accounting policies for preparing quarterly and annual financial data and, in the opinion of management, the amounts above reflect all normal and recurring adjustments necessary for a fair statement of results for the interim periods presented. Annual amounts may not sum due to rounding. Annual period 2020 represents a 53-week fiscal year and annual period 2019 represents a 52-week fiscal year.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of January 3, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2021, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 3, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of January 3, 2021.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting as of January 3, 2021, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2021, and is incorporated herein by reference.

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

2.	Financial Statement Schedules: No schedules are required.
3.	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (2)

4.1	Description of Sprouts Farmers Market, Inc. Securities (3)

10.1	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (4)

10.1.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.1.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.1.2(b)	2019 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (6)

10.1.3(a)	2018 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (7)

10.1.3(b)	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)

10.1.3(c)	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (6)

10.1.3(d)	2020 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (9)

10.2	Employment Transition Agreement, dated August 1, 2019, by and between Sprouts Farmers Market, Inc. and Jim Nielsen (10)

10.3†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (11)

10.4	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (12)

10.5

Amended and Restated Credit Agreement, dated as of March 27, 2018, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as Syndication Agent, and BMO Harris Bank N.A., Coöperatieve Centrale Raiffeisen – Boerenleenbank, B.A. “Rabobank Nederland,” New York Branch, Wells Fargo Bank, N.A., and SunTrust Bank, as Documentation Agents (13)

10.5.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 6, 2019, among Sprouts Farmers Markets Holdings, LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (14)

10.6	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (15)

10.7	Amended and Restated Executive Severance and Change in Control Plan (16)

10.8†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (17)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously submitted separately to the SEC.
(1)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2017, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2020, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2019, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2019, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2019, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2018, and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2019, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2020, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 25, 2021	By:	/s/ Denise A. Paulonis
	Name:	Denise A. Paulonis
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ Denise A. Paulonis Denise A. Paulonis	Chief Financial Officer (Principal Financial Officer)	February 25, 2021

/s/ Stacy W. Hilgendorf Stacy W. Hilgendorf	Vice President, Controller (Principal Accounting Officer)	February 25, 2021

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 25, 2021

/s/ Joel D. Anderson Joel D. Anderson	Director	February 25, 2021

/s/ Kristen E. Blum Kristen E. Blum	Director	February 25, 2021

/s/ Terri Funk Graham Terri Funk Graham	Director	February 25, 2021

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	February 25, 2021

/s/ Joseph D. O’Leary Joseph D. O’Leary	Director	February 25, 2021

/s/ Douglas G. Rauch Douglas G. Rauch	Director	February 25, 2021