Form 10-Q
period 2021-04-04
Sprouts Farmers Market, Inc.
filed 2021-05-06
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021

or

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

As of May 4, 2021, the registrant had 118,131,886 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2021

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	April 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$256,019	$169,697
Accounts receivable, net	14,488	14,815
Inventories	270,958	254,224
Prepaid expenses and other current assets	35,862	27,224
Total current assets	577,327	465,960
Property and equipment, net of accumulated depreciation	707,039	726,500
Operating lease assets, net	1,043,455	1,045,408
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	15,079	14,698
Total assets	$2,896,738	$2,806,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,596	$139,337
Accrued liabilities	133,026	143,402
Accrued salaries and benefits	43,735	76,695
Accrued income tax	16,251	—
Current portion of operating lease liabilities	135,797	135,739
Current portion of finance lease liabilities	968	959
Total current liabilities	490,373	496,132
Long-term operating lease liabilities	1,072,897	1,069,535
Long-term debt and finance lease liabilities	260,287	260,459
Other long-term liabilities	45,481	40,912
Deferred income tax liability	60,830	58,073
Total liabilities	1,929,868	1,925,111
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 118,194,576 shares issued and outstanding, April 4, 2021; 117,953,435 shares issued and outstanding, January 3, 2021	118	118
Additional paid-in capital	691,142	686,648
Accumulated other comprehensive income (loss)	(7,230)	(8,474)
Retained earnings	282,840	203,001
Total stockholders’ equity	966,870	881,293
Total liabilities and stockholders’ equity	$2,896,738	$2,806,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Net sales	$1,575,447	$1,646,539
Cost of sales	989,273	1,052,707
Gross profit	586,174	593,832
Selling, general and administrative expenses	439,662	436,304
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,229	31,021
Store closure and other costs, net	2,048	(1,082)
Income from operations	113,235	127,589
Interest expense, net	2,991	4,827
Income before income taxes	110,244	122,762
Income tax provision	27,196	30,952
Net income	$83,048	$91,810
Net income per share:
Basic	$0.70	$0.78
Diluted	$0.70	$0.78
Weighted average shares outstanding:
Basic	118,044	117,545
Diluted	118,607	117,748

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Net income	$83,048	$91,810

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $800 and ($1,781)	2,314	(5,148)
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($370) and ($101)	(1,070)	(292)
Total other comprehensive income (loss)	1,244	(5,440)

Comprehensive income	$84,292	$86,370

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen weeks ended April 4, 2021

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2021	117,953,435	$118	$686,648	$203,001	$(8,474)	$881,293
Net income	—	—	—	83,048	—	83,048
Other comprehensive income (loss)	—	—	—	—	1,244	1,244
Issuance of shares under stock plans	371,109	—	881	—	—	881
Repurchase and retirement of common stock	(129,968)	—	—	(3,209)	—	(3,209)
Share-based compensation	—	—	3,613	—	—	3,613
Balances at April 4, 2021	118,194,576	$118	$691,142	$282,840	$(7,230)	$966,870

For the thirteen weeks ended March 29, 2020

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income	—	—	—	91,810	—	91,810
Other comprehensive loss	—	—	—	—	(5,440)	(5,440)
Issuance of shares under stock plans	333,690	—	—	—	—	—
Share-based compensation	—	—	2,400	—	—	2,400
Balances at March 29, 2020	117,786,608	$117	$673,366	$7,361	$(10,122)	$670,722

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Cash flows from operating activities
Net income	$83,048	$91,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,841	31,600
Operating lease asset amortization	25,816	23,137
Share-based compensation	3,613	2,400
Deferred income taxes	2,757	232
Other non-cash items	207	(768)
Changes in operating assets and liabilities:
Accounts receivable	8,795	12,652
Inventories	(16,733)	22,787
Prepaid expenses and other current assets	(7,747)	(8,652)
Other assets	(1,078)	656
Accounts payable	27,004	80,669
Accrued liabilities	(10,568)	16,492
Accrued salaries and benefits	(32,959)	2,984
Accrued income tax	16,251	28,906
Operating lease liabilities	(28,719)	(30,107)
Other long-term liabilities	3,910	2,274
Cash flows from operating activities	105,438	277,072
Cash flows from investing activities
Purchases of property and equipment	(16,605)	(28,036)
Cash flows used in investing activities	(16,605)	(28,036)
Cash flows from financing activities
Payments on revolving credit facilities	—	(87,000)
Payments on finance lease liabilities	(163)	(154)
Repurchase of common stock	(3,209)	—
Proceeds from exercise of stock options	881	—
Cash flows used in financing activities	(2,491)	(87,154)
Increase in cash, cash equivalents, and restricted cash	86,342	161,882
Cash, cash equivalents, and restricted cash at beginning of the period	171,441	86,785
Cash, cash equivalents, and restricted cash at the end of the period	$257,783	$248,667

Supplemental disclosure of cash flow information
Cash paid for interest	$2,974	$4,905
Cash refunded for income taxes	(226)	(58)
Leased assets obtained in exchange for new operating lease liabilities	23,863	26,287

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$6,532	$13,999

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of April 4, 2021, the Company operated 362 stores in 23 states. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated.  All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended January 3, 2021 (“fiscal year 2020”) included in the Company’s Annual Report on Form 10-K, filed on February 25, 2021.

The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 2, 2022 (“fiscal year 2021”) is a 52-week year and fiscal year 2020 was a 53-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years.

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

	Balance at January 3, 2021	Gift Cards Issued During Current Period but Not Redeemed(a)	Revenue Recognized from Beginning Liability	Balance at April 4, 2021
Gift card liability, net	$15,888	$8,120	$(4,984)	$19,024

(a)	net of estimated breakage

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of April 4, 2021.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as healthcare, general liability and workers’ compensation restricted funds of approximately $1.8 million and $1.7 million as of April 4, 2021 and January 3, 2021, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Income Taxes – Accounting for Income Taxes

In December 2019, the FASB issued ASU no. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Among other things, the amendment removes certain exceptions for periods with operating losses, and reduces the complexity surrounding hybrid tax regimes, step up in tax basis of goodwill in conjunction with a business combination, and timing of enacting changes in tax laws during interim periods. The Company adopted this standard effective January 4, 2021 on a prospective basis. There was no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. Generally, the guidance allows contract modifications related to reference rate reform to be considered events that do not require remeasurements or reassessments of previous accounting determinations at the modification date. These updates only apply to modifications made prior to December 31, 2022. No such modifications occurred in the period ending April 4, 2021. The Company expects to utilize this optional guidance but does not expect it to have a material impact on its consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No other new accounting pronouncements issued or effective during the thirteen weeks ended April 4, 2021 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of April 4, 2021 and January 3, 2021:

April 4, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	9,809	—	9,809
Total financial liabilities	$—	$259,809	$—	$259,809

January 3, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	11,451	—	11,451
Total financial liabilities	$—	$261,451	$—	$261,451

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of April 4, 2021 and January 3, 2021.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	April 4, 2021	January 3, 2021
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$250,000	$250,000
Finance lease liabilities	Various	n/a	10,287	10,459
Long-term debt and finance lease liabilities			$260,287	$260,459

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

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $38.8 million have been issued as of April 4, 2021, primarily to support the Company’s insurance programs.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bore interest at LIBOR plus 1.50% per annum or prime plus 0.50%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. As of April 4, 2021, loans under the Amended and Restated Credit Agreement bore interest at LIBOR plus 1.25% per annum or prime plus 0.25%.

The interest rate on 100% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 9, “Derivative Financial Instruments”).

As of April 4, 2021, outstanding letters of credit under the Amended and Restated Credit Agreement were subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen weeks ended April 4, 2021, the Company made no additional borrowings or principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million as of April 4, 2021. During fiscal year 2020, the Company made no additional borrowings and made a total of $288.0 million of principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million at January 3, 2021.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of April 4, 2021.

5. Income Taxes

The Company’s effective tax rate decreased to 24.7% for the thirteen weeks ended April 4, 2021, compared to 25.2% for the thirteen weeks ended March 29, 2020. The decrease in the effective tax rate was primarily due to an increase in enhanced charitable contributions and a benefit for share-based payment awards in the current year period, partially offset by a decrease in federal tax credits. The income tax effect resulting from excess tax detriments/(benefits) of equity-based compensation were ($0.1) million and $0.5 million for the thirteen weeks ended April 4, 2021 and March 29, 2020, respectively.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On October 1, 2019, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment adopted a regulation that exempted “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee” from Proposition 65’s warning requirement. On August 25, 2020, the court granted the defense motion for summary judgment based on the regulation, and the case was dismissed.

On November 20, 2020, CERT filed a notice of appeal to appeal the ruling on the defense motion for summary judgment. The case is currently being briefed, with a decision expected in 2022. At this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

7. Stockholders’ Equity

Share Repurchases

On March 3, 2021, the Company’s board of directors authorized a new $300 million share repurchase program for its common stock. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of April 4, 2021.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2018	December 31, 2019	$350,000	$308,017	$—
March 3, 2021	March 3, 2024	$300,000	$3,209	$296,791

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time through March 3, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time.

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Number of common shares acquired	129,968	—
Average price per common share acquired	$24.69	$—
Total cost of common shares acquired	$3,209	$—

Shares purchased under the Company’s repurchase programs were subsequently retired.

Subsequent to April 4, 2021 and through May 6, 2021, we repurchased an additional 75,000 shares of common stock for $1.9 million.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Basic net income per share:
Net income	$83,048	$91,810
Weighted average shares outstanding	118,044	117,545
Basic net income per share	$0.70	$0.78
Diluted net income per share:
Net income	$83,048	$91,810
Weighted average shares outstanding - basic	118,044	117,545
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	139	—
RSUs	404	144
RSAs	—	35
PSAs	20	24
Weighted average shares and equivalent shares outstanding	118,607	117,748
Diluted net income per share	$0.70	$0.78

For the thirteen weeks ended April 4, 2021, the Company had 0.6 million options, 0.4 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended March 29, 2020, the Company had 1.6 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

9. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract initially consisted of five cash flow hedges, of which two were outstanding at April 4, 2021. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the two outstanding swaps was $250.0 million at April 4, 2021 and January 3, 2021, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2021 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of April 4, 2021		As of January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	$4,288	Accrued liabilities	$5,695
Interest rate swaps	Other long-term liabilities	5,521	Other long-term liabilities	5,756

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses (gains) classified on the consolidated statements of income:

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Consolidated Statements of Income Classification
Interest expense (income), net	$1,440	$393

10. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the thirteen weeks ended March 29, 2020 and April 4, 2021.

Cash Flow Hedges
Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized losses on cash flow hedging activities, net of income tax of ($1,781)	(5,148)
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($101)	(292)
Total other comprehensive income (loss)	(5,440)
Balance at March 29, 2020	$(10,122)

Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $800	2,314
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($370)	(1,070)
Total other comprehensive income (loss)	1,244
Balance at April 4, 2021	$(7,230)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense, net on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen weeks ended April 4, 2021 and March 29, 2020.

	Thirteen weeks ended
	April 4, 2021		March 29, 2020
Perishables	$910,968	57.8%	$912,640	55.4%
Non-Perishables	664,479	42.2%	733,899	44.6%
Net Sales	$1,575,447	100.0%	$1,646,539	100.0%

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

Awards Granted

During the thirteen weeks ended April 4, 2021, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 16, 2021	356,503	178,780	404,016
Weighted-average grant date fair value	$24.42	$24.42	$7.65
Weighted-average exercise price	—	—	$24.42

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of April 4, 2021, there were 3,040,142 stock awards outstanding and 3,570,436 shares remaining available for issuance under the 2013 Incentive Plan.

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

PSAs

PSAs granted in 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and vested 50% on the third anniversary of the grant date (March 2020). There were no outstanding 2017 PSAs as of April 4, 2021.

PSAs granted in 2018 were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets for the 2020 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2020 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2021). During the thirteen weeks ended April 4, 2021, 31,544 of the 2018 PSAs vested. There were no outstanding 2018 PSAs as of April 4, 2021.

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

PSAs granted in 2021 are subject to the Company achieving certain EBIT performance targets for the 2023 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2024).

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years. There were no outstanding RSAs as of April 4, 2021.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Share-based compensation expense before income taxes	$3,613	$2,400
Income tax benefit	(623)	(558)
Net share-based compensation expense	$2,990	$1,842

The following share-based awards were outstanding as of April 4, 2021 and March 29, 2020:

	As of
	April 4, 2021	March 29, 2020
	(in thousands)
Options
Vested	314	470
Unvested	1,304	1,093
RSUs	944	973
PSAs	478	353

As of April 4, 2021, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$6,508	2.2
RSUs	17,120	1.9
PSAs	10,014	2.1
Total unrecognized compensation expense at April 4, 2021	$33,642

During the thirteen weeks ended April 4, 2021 and March 29, 2020, the Company received $0.9 million and $0.0 million, respectively, in cash proceeds from the exercise of options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2020 fiscal year, filed on February 25, 2021 (“Form 10-K”) with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 362 stores in 23 states as of April 4, 2021, we are one of the largest specialty retailers of fresh, natural and organic food, and fastest growing retailers in the United States.

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

Recent Developments – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 spread throughout the country, the situation has continued to evolve, including, more recently, the increasing adoption of the COVID-19 vaccine and the accelerating reopening of state economies to approach pre-pandemic levels. We continue to make significant investments in compensation, benefits and personal protective equipment for our front-line store team members and incur elevated ecommerce fees as consumers have increasingly used online shopping alternatives to purchase our products during the pandemic. As we begin to cycle periods of 2020 where our results benefited from the initial onset of the pandemic, we are reporting declines in year over year net sales and comparable store sales growth. The ultimate impact of the COVID-19 pandemic on our results of operations for future periods will depend on the length and severity of the pandemic and governmental and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Item 1A. Risk Factors— The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” in our Form 10-K for additional information.

Results of Operations for Thirteen Weeks Ended April 4, 2021 and March 29, 2020

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,575,447	$1,646,539
Cost of sales	989,273	1,052,707
Gross profit	586,174	593,832
Selling, general and administrative expenses	439,662	436,304
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,229	31,021
Store closure and other costs, net	2,048	(1,082)
Income from operations	113,235	127,589
Interest expense, net	2,991	4,827
Income before income taxes	110,244	122,762
Income tax provision	27,196	30,952
Net income	$83,048	$91,810

Weighted average shares outstanding - basic	118,044	117,545
Diluted effect of equity-based awards	563	203
Weighted average shares and equivalent shares outstanding	118,607	117,748
Diluted net income per share	$0.70	$0.78

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Other Operating Data:
Comparable store sales growth	(9.4)%	10.6%
Stores at beginning of period	362	340
Closed	—	—
Opened	—	4
Stores at end of period	362	344

Comparison of Thirteen Weeks Ended April 4, 2021 to Thirteen Weeks Ended

March 29, 2020

Net sales

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Net sales	$1,575,447	$1,646,539	$(71,092)	(4)%
Comparable store sales growth	(9.4)%	10.6%

Net sales during the thirteen weeks ended April 4, 2021 totaled $1.6 billion, a decrease of $71.1 million, or 4%, compared to the thirteen weeks ended March 29, 2020. The sales decrease was primarily due to a 9.4% decrease in comparable store sales as a result of cycling the initial impact of the COVID-19 pandemic. Comparable stores contributed approximately 96% of total sales for the thirteen weeks ended April 4, 2021 and approximately 94% for the thirteen weeks ended March 29, 2020.

Cost of sales and gross profit

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Net sales	$1,575,447	$1,646,539	$(71,092)	(4)%
Cost of sales	989,273	1,052,707	(63,434)	(6)%
Gross profit	586,174	593,832	(7,658)	(1)%
Gross margin	37.2%	36.1%	1.1%

Gross profit totaled $586.2 million during the thirteen weeks ended April 4, 2021, a decrease of $7.7 million, or 1%, compared to the thirteen weeks ended March 29, 2020, primarily driven by decreased sales volume. Gross margin increased by 1.1% to 37.2%, compared to 36.1% for the thirteen weeks ended April 4, 2021 due to strategic changes in promotional activities and initiatives to decrease shrink.

Selling, general and administrative expenses

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Selling, general and administrative expenses	$439,662	$436,304	$3,358	1%
Percentage of net sales	27.9%	26.5%	1.4%

Selling, general and administrative expenses increased $3.4 million, or 1%, compared to the thirteen weeks ended March 29, 2020. The increase was primarily driven by higher ecommerce fees as more customers have continued to rely on home delivery and curbside pickup during the pandemic and new stores that have opened since the comparable period last year, partially offset by lower bonus expense due to COVID incentives in the prior year. As a result of this increase and sales deleverage, selling, general and administrative expenses as a percentage of net sales increased to 27.9% from 26.5%.

Depreciation and amortization

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Depreciation and amortization	$31,229	$31,021	$208	1%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased $0.2 million and primarily related to new store growth as well as remodel initiatives in older stores.

Store closure and other costs, net

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Store closure and other costs, net	$2,048	$(1,082)	$3,130	289%
Percentage of net sales	0.1%	(0.1)%	0.2%

Store closure and other costs, net increased $3.1 million to $2.0 million, compared to a credit of $1.1 million for the thirteen weeks ended March 29, 2020. The increase was driven by inventory loss and additional expenses related to the impact of winter storms at several of our stores and a fire at one of our stores during the thirteen weeks ended April 4, 2021. Store closure and other costs, net during the thirteen weeks ended March 29, 2020 primarily represented a recognized gain on the assignment of the lease for one of our closed locations.

Interest expense, net

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Long-term debt	$1,181	$4,047	$(2,866)	(71)%
Capital and financing leases	235	243	(8)	(3)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	1,434	396	1,038	262%
Total interest expense, net	$2,991	$4,827	$(1,836)	(38)%

The decrease in interest expense, net was primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This was partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.8%	4.7%
Enhanced charitable contributions	(1.2)%	(0.8)%
Federal credits	(0.4)%	(0.5)%
Share-based payment awards	(0.1)%	0.4%
Other, net	0.6%	0.4%
Effective tax rate	24.7%	25.2%

The effective tax rate decreased to 24.7% in the first quarter of 2021 from 25.2% in the same period last year. The decrease in the effective tax rate was primarily due to an increase in enhanced charitable contributions and a benefit for stock-based compensation in the current period, partially offset by a decrease in federal tax credits.

Net income

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Net income	$83,048	$91,810	$(8,762)	(10)%
Percentage of net sales	5.3%	5.6%	(0.3)%

Net income decreased $8.8 million primarily due to decreased net sales and higher selling, general and administrative expenses, partially offset by favorable margin impact.

Diluted earnings per share

	Thirteen weeks ended
	April 4, 2021	March 29, 2020	Change	% Change
Diluted earnings per share	$0.70	$0.78	$(0.08)	(10)%
Diluted weighted average shares outstanding	118,607	117,748	859

The decrease in diluted earnings per share of $0.08 was driven by lower net income.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	April 4. 2021 (1)	March 29, 2020
	(dollars in thousands)
Net Income (2)	$278,688	$185,046
Special items, net of tax (3), (4)	5,673	892
Interest Expense, net of tax (4)	9,900	15,914
Net operating profit after tax (NOPAT)	$294,261	$201,852

Total rent expense, net of tax (4)	149,343	132,002
Estimated depreciation on operating leases, net of tax (4)	(83,212)	(65,473)
Estimated interest on operating leases, net of tax (4), (5)	66,131	66,529
NOPAT, including effect of operating leases	$360,392	$268,381

Average working capital	130,779	49,290
Average property and equipment	728,757	730,643
Average other assets	567,932	565,510
Average other liabilities	(102,618)	(99,964)
Average invested capital	$1,324,850	$1,245,479

Average operating leases (6)	1,201,545	1,171,563
Average invested capital, including operating leases	$2,526,395	$2,417,042

ROIC, including operating leases	14.3%	11.1%

(1)	Fiscal 2020 included 53 weeks.
(2)	Net income amounts represent total net income for the past four trailing quarters.
(3)	Special items include professional fees related to strategic initiatives.

(4)	Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(5)

2021 and 2020 estimated interest on operating leases is calculated by multiplying operating leases by the 7.2% and 7.5% discount rate, respectively, for each lease recorded as rent expense within direct store expense.

(6)	Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Cash, cash equivalents and restricted cash at end of period	$257,783	$248,667
Cash flows from operating activities	$105,438	$277,072
Cash flows used in investing activities	$(16,605)	$(28,036)
Cash flows used in financing activities	$(2,491)	$(87,154)

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

Operating Activities

Cash flows from operating activities decreased $171.6 million to $105.4 million for the thirteen weeks ended April 4, 2021 compared to $277.1 million for the thirteen weeks ended March 29, 2020. The decrease in cash flows from operating activities was primarily a result of changes in working capital.

Cash flows provided by/(used in) operating activities from changes in working capital were ($16.0) million in the thirteen weeks ended April 4, 2021 compared to $155.8 million in the thirteen weeks ended March 29, 2020. The decrease was primarily driven by elevated accounts payable and accrual balances in the prior year period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $16.6 million and $28.0 million, for the thirteen weeks ended April 4, 2021 and March 29, 2020, respectively.

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

Financing Activities

Cash flows used in financing activities were $2.5 million for the thirteen weeks ended April 4, 2021 compared to $87.2 million for the thirteen weeks ended March 29, 2020. During the thirteen weeks ended April 4, 2021, cash flows used in financing activities primarily consisted of $3.2 million for stock repurchases, partially offset by $0.9 million in proceeds from the exercise of stock options.

During the thirteen weeks ended March 29, 2020, cash flows used in financing activities primarily consisted of $87.0 million in payments on our credit facilities.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of April 4, 2021 and January 3, 2021.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of April 4, 2021.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2018	December 31, 2019	$350,000	$308,017	$—
March 3, 2021	March 3, 2024	$300,000	$3,209	$296,791

The shares under our current repurchase program may be purchased on a discretionary basis from time to time through March 3, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. Our board’s authorization of the share repurchase program does not obligate our Company to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended, or discontinued at any time.

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	April 4, 2021	March 29, 2020
Number of common shares acquired	129,968	—
Average price per common share acquired	$24.69	$—
Total cost of common shares acquired	$3,209	$—

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to April 4, 2021 and through May 6, 2021, we repurchased an additional 75,000 shares of common stock for $1.9 million.

Contractual Obligations

We are committed under certain operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2040.

The following table summarizes our contractual obligations as of April 4, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$250,000	$—	$250,000	$—	$—
Interest payments on $700.0 million Credit Agreement (2)	19,276	7,680	11,596	—	—
Finance lease obligations (3)	24,562	1,778	4,348	4,468	13,968
Operating lease obligations (3)	1,818,596	209,925	403,624	342,255	862,792
Totals	$2,112,434	$219,383	$669,568	$346,723	$876,760

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

(2)

Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of April 4, 2021 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.

(3)

Represents estimated payments for finance and operating lease obligations as of April 4, 2021. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.1 million for the period of less than one year, $1.9 million for years one to three, $1.7 million for years three to five, and $1.4 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, and for which there have not been material changes since that filing through April 4, 2021.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our critical accounting estimates include inventory valuations, lease assumptions, self-insurance reserves, impairment of long-lived assets, fair values of share-based awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended April 4, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of April 4, 2021, each hundred basis point change in LIBOR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the two outstanding swaps at April 4, 2021 and January 3, 2021 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of April 4, 2021, each hundred basis point change in LIBOR would result in no change in interest expense annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 4, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended April 4, 2021, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended April 4, 2021.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 4, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	—	$—	—	$—
March 1, 2021 - April 4, 2021	129,968	$24.69	129,968	$296,791,000
(1)	Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2021.

Item 6. Exhibits.

Exhibit Number	Description

10.1	2021 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 6, 2021	By:	/s/ Denise A. Paulonis
	Name:	Denise A. Paulonis
	Title:	Chief Financial Officer
(Principal Financial Officer)