Form 10-Q
period 2021-07-04
Sprouts Farmers Market, Inc.
filed 2021-08-05
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021

or

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

As of August 3, 2021, the registrant had 114,191,196 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 4, 2021

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	July 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$220,909	$169,697
Accounts receivable, net	13,035	14,815
Inventories	274,097	254,224
Prepaid expenses and other current assets	43,338	27,224
Total current assets	551,379	465,960
Property and equipment, net of accumulated depreciation	703,571	726,500
Operating lease assets, net	1,052,851	1,045,408
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	16,724	14,698
Total assets	$2,878,363	$2,806,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,100	$139,337
Accrued liabilities	135,503	143,402
Accrued salaries and benefits	48,108	76,695
Current portion of operating lease liabilities	137,827	135,739
Current portion of finance lease liabilities	1,004	959
Total current liabilities	483,542	496,132
Long-term operating lease liabilities	1,082,136	1,069,535
Long-term debt and finance lease liabilities	260,082	260,459
Other long-term liabilities	42,487	40,912
Deferred income tax liability	60,993	58,073
Total liabilities	1,929,240	1,925,111
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 115,180,832 shares issued and outstanding, July 4, 2021; 117,953,435 shares issued and outstanding, January 3, 2021	115	118
Additional paid-in capital	695,745	686,648
Accumulated other comprehensive loss	(6,319)	(8,474)
Retained earnings	259,582	203,001
Total stockholders’ equity	949,123	881,293
Total liabilities and stockholders’ equity	$2,878,363	$2,806,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$1,521,993	$1,642,788	$3,097,440	$3,289,327
Cost of sales	971,912	1,030,129	1,961,185	2,082,836
Gross profit	550,081	612,659	1,136,255	1,206,491
Selling, general and administrative expenses	436,420	488,877	876,082	925,181
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,430	30,549	61,659	61,570
Store closure and other costs, net	(419)	470	1,629	(612)
Income from operations	83,650	92,763	196,885	220,352
Interest expense, net	2,938	3,737	5,929	8,564
Income before income taxes	80,712	89,026	190,956	211,788
Income tax provision	19,698	22,024	46,894	52,976
Net income	$61,014	$67,002	$144,062	$158,812
Net income per share:
Basic	$0.52	$0.57	$1.22	$1.35
Diluted	$0.52	$0.57	$1.22	$1.35
Weighted average shares outstanding:
Basic	117,246	117,832	117,645	117,688
Diluted	117,831	118,189	118,265	117,977

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income	$61,014	$67,002	$144,062	$158,812

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $685, $248, $1,485 and ($1,533)	1,981	712	4,295	(4,436)
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($370), ($288), ($740) and ($389)	(1,070)	(829)	(2,140)	(1,121)
Total other comprehensive income (loss)	911	(117)	2,155	(5,557)

Comprehensive income	$61,925	$66,885	$146,217	$153,255

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended July 4, 2021

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at April 4, 2021	118,194,576	$118	$691,142	$282,840	$(7,230)	$966,870
Net income	—	—	—	61,014	—	61,014
Other comprehensive income (loss)	—	—	—	—	911	911
Issuance of shares under stock plans	136,905	—	365	—	—	365
Repurchase and retirement of common stock	(3,150,649)	(3)	—	(84,272)	—	(84,275)
Share-based compensation	—	—	4,238	—	—	4,238
Balances at July 4, 2021	115,180,832	$115	$695,745	$259,582	$(6,319)	$949,123

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2021	117,953,435	$118	$686,648	$203,001	$(8,474)	881,293
Net income	—	—	—	144,062	—	144,062
Other comprehensive income (loss)	—	—	—	—	2,155	2,155
Issuance of shares under stock plans	508,014	—	1,246	—	—	1,246
Repurchase and retirement of common stock	(3,280,617)	(3)	—	(87,481)	—	(87,484)
Share-based compensation	—	—	7,851	—	—	7,851
Balances at July 4, 2021	115,180,832	$115	$695,745	$259,582	$(6,319)	$949,123

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended June 28, 2020

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at March 29, 2020	117,786,608	$117	$673,366	$7,361	$(10,122)	$670,722
Net income	—	—	—	67,002	—	67,002
Other comprehensive income (loss)	—	—	—	—	(117)	(117)
Issuance of shares under stock plans	157,842	—	1,343	—	—	1,343
Share-based compensation	—	—	4,327	—	—	4,327
Balances at June 28, 2020	117,944,450	$117	$679,036	$74,363	$(10,239)	$743,277

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income	—	—	—	158,812	—	158,812
Other comprehensive income (loss)	—	—	—	—	(5,557)	(5,557)
Issuance of shares under stock plans	491,532	—	1,343	—	—	1,343
Share-based compensation	—	—	6,727	—	—	6,727
Balances at June 28, 2020	117,944,450	$117	$679,036	$74,363	$(10,239)	$743,277

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities
Net income	$144,062	$158,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,152	62,928
Operating lease asset amortization	52,631	47,074
Store closure and other costs, net	—	(321)
Share-based compensation	7,851	6,727
Deferred income taxes	2,920	786
Other non-cash items	740	1,286
Changes in operating assets and liabilities:
Accounts receivable	14,685	14,423
Inventories	(19,873)	20,627
Prepaid expenses and other current assets	(13,679)	(8,311)
Other assets	(4,363)	(1,879)
Accounts payable	23,653	46,554
Accrued liabilities	(8,416)	18,240
Accrued salaries and benefits	(28,587)	27,258
Accrued income tax	—	47,231
Operating lease liabilities	(58,131)	(52,063)
Other long-term liabilities	660	3,976
Cash flows from operating activities	177,305	393,348
Cash flows from investing activities
Purchases of property and equipment	(39,421)	(64,571)
Cash flows used in investing activities	(39,421)	(64,571)
Cash flows from financing activities

Payments on revolving credit facilities	—	(87,000)
Payments on finance lease liabilities	(333)	(311)
Repurchase of common stock	(87,484)	—
Proceeds from exercise of stock options	1,246	1,343
Cash flows used in financing activities	(86,571)	(85,968)
Increase in cash, cash equivalents, and restricted cash	51,313	242,809
Cash, cash equivalents, and restricted cash at beginning of the period	171,441	86,785
Cash, cash equivalents, and restricted cash at the end of the period	$222,754	$329,594

Supplemental disclosure of cash flow information
Cash paid for interest	$6,128	$8,195
Cash paid for income taxes	49,071	3,023
Leased assets obtained in exchange for new operating lease liabilities	60,074	67,433

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$11,771	$16,513

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of July 4, 2021, the Company operated 363 stores in 23 states. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

	Balance at January 3, 2021	Gift Cards Issued During Current Period but Not Redeemed(a)	Revenue Recognized from Beginning Liability	Balance at July 4, 2021
Gift card liability, net	$15,888	$4,353	$(6,889)	$13,352

(a) net of estimated breakage

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of July 4, 2021.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as healthcare, general liability and workers’ compensation restricted funds of approximately $1.8 million and $1.7 million as of July 4, 2021 and January 3, 2021, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. Generally, the guidance allows contract modifications related to reference rate reform to be considered events that do not require remeasurements or reassessments of previous accounting determinations at the modification date. These updates only apply to modifications made prior to December 31, 2022. No such modifications occurred in the period ending July 4, 2021. The Company expects to utilize this optional guidance but does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the thirteen weeks ended July 4, 2021 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of July 4, 2021 and January 3, 2021:

July 4, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	8,584	—	8,584
Total financial liabilities	$—	$258,584	$—	$258,584

January 3, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	11,451	—	11,451
Total financial liabilities	$—	$261,451	$—	$261,451

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of July 4, 2021 and January 3, 2021.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	July 4, 2021	January 3, 2021
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$250,000	$250,000
Finance lease liabilities	Various	n/a	10,082	10,459
Long-term debt and finance lease liabilities			$260,082	$260,459

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $38.6 million have been issued as of July 4, 2021, primarily to support the Company’s insurance programs.

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

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bore interest at LIBOR plus 1.50% per annum or prime plus 0.50%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. As of July 4, 2021, loans under the Amended and Restated Credit Agreement bore interest at LIBOR plus 1.25% per annum or prime plus 0.25%.

The interest rate on 100% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 9, “Derivative Financial Instruments”).

As of July 4, 2021, outstanding letters of credit under the Amended and Restated Credit Agreement were subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen and twenty-six weeks ended July 4, 2021, the Company made no additional borrowings or principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million as of July 4, 2021. During fiscal year 2020, the Company made no additional borrowings and made a total of $288.0 million of principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million at January 3, 2021.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of July 4, 2021.

5. Income Taxes

The Company’s effective tax rate decreased to 24.4% for the thirteen weeks ended July 4, 2021, compared to 24.7% for the thirteen weeks ended June 28, 2020. The decrease in the effective tax rate was primarily due to an increase in enhanced charitable contributions.

The Company’s effective tax rate decreased to 24.6% for the twenty-six weeks ended July 4, 2021, compared to 25.0% for the twenty-six weeks ended June 28, 2020. The decrease in the effective tax rate is primarily due to an increase in enhanced charitable contributions along with tax benefits for share-based payment awards in the current year period compared to prior year period detriments, partially offset by an increase in disallowed executive compensation. The income tax effect resulting from excess tax detriments/(benefits) of share-based payment awards were ($0.2) million and $0.5 million for the twenty-six weeks ended July 4, 2021 and June 28, 2020, respectively.

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

7. Stockholders’ Equity

Share Repurchases

On March 3, 2021, the Company’s board of directors authorized a new $300 million share repurchase program for its common stock. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of July 4, 2021.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2018	December 31, 2019	$350,000	$308,017	$—
March 3, 2021	March 3, 2024	$300,000	$87,484	$212,516

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Number of common shares acquired	3,150,649	—	3,280,617	—
Average price per common share acquired	$26.75	$—	$26.67	$—
Total cost of common shares acquired	$84,275	$—	$87,484	$—

Shares purchased under the Company’s repurchase programs were subsequently retired.

Subsequent to July 4, 2021 and through August 5, 2021, we repurchased an additional 1.0 million shares of common stock for $25.0 million.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Basic net income per share:
Net income	$61,014	$67,002	$144,062	$158,812
Weighted average shares outstanding	117,246	117,832	117,645	117,688
Basic net income per share	$0.52	$0.57	$1.22	$1.35
Diluted net income per share:
Net income	$61,014	$67,002	$144,062	$158,812
Weighted average shares outstanding - basic	117,246	117,832	117,645	117,688
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	276	81	217	1
RSUs	309	276	393	258
RSAs	—	—	—	18
PSAs	—	—	10	12
Weighted average shares and equivalent shares outstanding	117,831	118,189	118,265	117,977
Diluted net income per share	$0.52	$0.57	$1.22	$1.35

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the thirteen weeks ended July 4, 2021, the Company had 0.5 million options, 0.1 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended June 28, 2020, the Company had 0.3 million options, 0.1 million RSUs, and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

For the twenty-six weeks ended July 4, 2021, the Company had 0.5 million options, 0.1 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended June 28, 2020, the Company had 1.4 million options, 0.1 million RSUs, and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

9. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract initially consisted of five cash flow hedges, of which two were outstanding at July 4, 2021. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the two outstanding swaps was $250.0 million at July 4, 2021 and January 3, 2021, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2021 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of July 4, 2021		As of January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	$2,904	Accrued liabilities	$5,695
Interest rate swaps	Other long-term liabilities	5,680	Other long-term liabilities	5,756

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Consolidated Statements of Income Classification
Interest expense, net	$1,440	$1,117	$2,880	$1,510

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the twenty-six weeks ended June 28, 2020 and July 4, 2021.

Cash Flow Hedges
Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized losses on cash flow hedging activities, net of income tax of ($1,533)	(4,436)
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($389)	(1,121)
Total other comprehensive income (loss)	(5,557)
Balance at June 28, 2020	$(10,239)

Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,485	4,295
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($740)	(2,140)
Total other comprehensive income (loss)	2,155
Balance at July 4, 2021	$(6,319)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense, net on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended July 4, 2021 and June 28, 2020.

	Thirteen weeks ended
	July 4, 2021		June 28, 2020
Perishables	$889,684	58.5%	$950,584	57.9%
Non-Perishables	632,309	41.5%	692,204	42.1%
Net Sales	$1,521,993	100.0%	$1,642,788	100.0%

	Twenty-six weeks ended
	July 4, 2021		June 28, 2020
Perishables	$1,800,652	58.1%	$1,863,224	56.6%
Non-Perishables	1,296,788	41.9%	1,426,103	43.4%
Net Sales	$3,097,440	100.0%	$3,289,327	100.0%

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

Awards Granted

During the twenty-six weeks ended July 4, 2021, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 16, 2021	356,503	178,780	404,016
June 9, 2021	50,839	—	6,493
Total	407,342	178,780	410,509
Weighted-average grant date fair value	$24.83	$24.42	$7.67
Weighted-average exercise price	—	—	$24.47

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of July 4, 2021, there were 2,864,915 stock awards outstanding and 3,608,758 shares remaining available for issuance under the 2013 Incentive Plan.

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

PSAs

PSAs granted in 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and vested 50% on the third anniversary of the grant date (March 2020). There were no outstanding 2017 PSAs as of July 4, 2021.

PSAs granted in 2018 were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets for the 2020 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2020 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2021). During the twenty-six weeks ended July 4, 2021, 31,544 of the 2018 PSAs vested. There were no outstanding 2018 PSAs as of July 4, 2021.

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

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years. There were no outstanding RSAs as of July 4, 2021.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Share-based compensation expense before income taxes	$4,238	$4,327	$7,851	$6,727
Income tax benefit	(690)	(790)	(1,313)	(1,348)
Net share-based compensation expense	$3,548	$3,537	$6,538	$5,379

The following share-based awards were outstanding as of July 4, 2021 and June 28, 2020:

	As of
	July 4, 2021	June 28, 2020
	(in thousands)
Options
Vested	281	367
Unvested	1,273	1,081
RSUs	840	888
PSAs	471	310

As of July 4, 2021, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,680	2.0
RSUs	15,375	1.8
PSAs	8,589	1.8
Total unrecognized compensation expense at July 4, 2021	$29,644

During the twenty-six weeks ended July 4, 2021 and June 28, 2020, the Company received $1.2 million and $1.3 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 363 stores in 23 states as of July 4, 2021, we are one of the largest specialty retailers of fresh, natural and organic food, and fastest growing retailers in the United States.

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

Outlook

In 2020, we announced the initial steps of our new long-term growth strategy that we believe will transform our company and drive profitable growth. This strategy focuses on the following areas:

•
Win with Target Customers. We are refocusing attention on our target customers, where there is ample opportunity to gain share within these customer segments. Our business can grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by expanding ecommerce capabilities to allow customers easy access to differentiated products through delivery or pickup.
•
Update Format and Expand in Select Markets. We are beginning to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway of at least 10% annual unit growth beginning in 2022.
•
Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to improve financial results, we will aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. With the opening of two fresh distribution centers in 2021, we now have more than 85% of our stores within 250 miles of a distribution center.

•
Refine Brand and Marketing Approach. We believe we are elevating our national brand recognition and positioning by telling our unique product innovation and differentiation story. Increased customer engagement through digital and social connections will drive additional sales growth and loyalty.
•
Deliver on Financial Targets and Box Economics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets.

Recent Developments – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 spread throughout the country, the situation has continued to evolve, including, more recently, the increasing adoption of the COVID-19 vaccine and the accelerating reopening of state economies to approach pre-pandemic levels. As we cycle periods of 2020 where our results benefited from the initial onset of the pandemic, we are reporting declines in year over year net sales and comparable store sales growth. We have seen varying levels of inflation in certain categories resulting from product supply disruptions caused by the pandemic. In addition, due to continued difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic, approximately seven of our planned new store-openings in the fourth quarter of 2021 may be delayed until 2022. The ultimate impact of the COVID-19 pandemic on our results of operations for future periods will depend on the length and severity of the pandemic, vaccine efficacy and adoption, the emergence and severity of COVID-19 variants and governmental and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Item 1A. Risk Factors— The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” in our Form 10-K for additional information.

Results of Operations for Thirteen Weeks Ended July 4, 2021 and June 28, 2020

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	July 4, 2021	June 28, 2020
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,521,993	$1,642,788
Cost of sales	971,912	1,030,129
Gross profit	550,081	612,659
Selling, general and administrative expenses	436,420	488,877
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,430	30,549
Store closure and other costs, net	(419)	470
Income from operations	83,650	92,763
Interest expense, net	2,938	3,737
Income before income taxes	80,712	89,026
Income tax provision	19,698	22,024
Net income	$61,014	$67,002

Weighted average shares outstanding - basic	117,246	117,832
Diluted effect of equity-based awards	585	357
Weighted average shares and equivalent shares outstanding	117,831	118,189
Diluted net income per share	$0.52	$0.57

	Thirteen weeks ended
	July 4, 2021	June 28, 2020
Other Operating Data:
Comparable store sales growth	(10.0)%	9.1%
Stores at beginning of period	362	344
Closed	—	—
Opened	1	6
Stores at end of period	363	350

Comparison of Thirteen Weeks Ended July 4, 2021 to Thirteen Weeks Ended

June 28, 2020

Net sales

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Net sales	$1,521,993	$1,642,788	$(120,795)	(7)%
Comparable store sales growth	(10.0)%	9.1%

Net sales during the thirteen weeks ended July 4, 2021 totaled $1.5 billion, a decrease of $120.8 million, or 7%, compared to the thirteen weeks ended June 28, 2020. The sales decrease was primarily due to a 10.0% decrease in comparable store sales as a result of cycling the impact of the COVID-19 pandemic. Comparable stores contributed approximately 96% of total sales for the thirteen weeks ended July 4, 2021 and approximately 93% for the thirteen weeks ended June 28, 2020.

Cost of sales and gross profit

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Net sales	$1,521,993	$1,642,788	$(120,795)	(7)%
Cost of sales	971,912	1,030,129	(58,217)	(6)%
Gross profit	550,081	612,659	(62,578)	(10)%
Gross margin	36.1%	37.3%	(1.2)%

Gross profit totaled $550.1 million during the thirteen weeks ended July 4, 2021, a decrease of $62.6 million, or 10%, compared to the thirteen weeks ended June 28, 2020, driven by decreased sales volume for the reasons discussed above. Gross margin decreased by 1.2% to 36.1%, compared to 37.3% for the thirteen weeks ended July 4, 2021, primarily due to cycling opportunistic produce buys and exceptionally low shrink in the prior period from the elevated demand due to the COVID-19 pandemic.

Selling, general and administrative expenses

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Selling, general and administrative expenses	$436,420	$488,877	$(52,457)	(11)%
Percentage of net sales	28.7%	29.8%	(1.1)%

Selling, general and administrative expenses decreased $52.5 million, or 11%, compared to the thirteen weeks ended June 28, 2020. The decrease was primarily driven by lower COVID related costs including payroll and bonus expense and lower ecommerce fees. As a result of this decrease, partially offset by the effect of sales deleverage, selling, general and administrative expenses as a percentage of net sales decreased to 28.7% from 29.8%.

Depreciation and amortization

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Depreciation and amortization	$30,430	$30,549	$(119)	0%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment. As a percentage of net sales, depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased slightly to 2.0% from 1.9% as a result of sales deleverage.

Store closure and other costs, net

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Store closure and other costs, net	$(419)	$470	$(889)	(189)%
Percentage of net sales	0.0%	0.0%	0.0%

Store closure and other costs, net decreased $0.9 million to a credit of $0.4 million, compared to $0.5 million for the thirteen weeks ended June 28, 2020. The credit in the current year period was primarily related to an insurance recovery from a fire at one of our stores in the first quarter of 2021. Store closure and other costs, net during the thirteen weeks ended June 28, 2020 primarily related to ongoing activity associated with our closed store locations.

Interest expense, net

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Long-term debt	$1,160	$2,256	$(1,096)	(49)%
Capital and financing leases	228	241	(13)	(5)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	1,409	1,099	310	28%
Total interest expense, net	$2,938	$3,737	$(799)	(21)%

The decrease in interest expense, net was primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This was partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	July 4, 2021	June 28, 2020
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.7%	4.6%
Enhanced charitable contributions	(1.2)%	(0.9)%
Federal credits	(0.4)%	(0.3)%
Share-based payment awards	(0.1)%	0.0%
Other, net	0.4%	0.3%
Effective tax rate	24.4%	24.7%

The effective tax rate decreased to 24.4% for the thirteen weeks ended July 4, 2021 from 24.7% for the thirteen weeks ended June 28, 2020. The decrease in the effective tax rate was primarily due to an increase in enhanced charitable contributions.

Net income

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Net income	$61,014	$67,002	$(5,988)	(9)%
Percentage of net sales	4.0%	4.1%	(0.1)%

Net income decreased $6.0 million primarily due to decreased net sales and unfavorable margin impact, partially offset by lower selling, general and administrative expenses.

Diluted earnings per share

	Thirteen weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Diluted earnings per share	$0.52	$0.57	$(0.05)	(9)%
Diluted weighted average shares outstanding	117,831	118,189	(358)

The decrease in diluted earnings per share of $0.05 was driven by lower net income.

Results of Operations for Twenty-six Weeks Ended July 4, 2021 and June 28, 2020

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

Comparison of Twenty-six Weeks Ended July 4, 2021 to Twenty-six Weeks Ended

June 28, 2020

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$3,097,440	$3,289,327
Cost of sales	1,961,185	2,082,836
Gross profit	1,136,255	1,206,491
Selling, general and administrative expenses	876,082	925,181
Depreciation and amortization (exclusive of depreciation included in cost of sales)	61,659	61,570
Store closure and other costs, net	1,629	(612)
Income from operations	196,885	220,352
Interest expense, net	5,929	8,564
Income before income taxes	190,956	211,788
Income tax provision	46,894	52,976
Net income	$144,062	$158,812

Weighted average shares outstanding - basic	117,645	117,688
Diluted effect of equity-based awards	620	289
Weighted average shares and equivalent shares outstanding	118,265	117,977
Diluted net income per share	$1.22	$1.35

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020
Other Operating Data:
Comparable store sales growth	(9.7)%	9.9%
Stores at beginning of period	362	340
Closed	—	—
Opened	1	10
Stores at end of period	363	350

Net Sales

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Net sales	$3,097,440	$3,289,327	$(191,887)	(6)%
Comparable store sales growth	(9.7)%	9.9%

Net sales during the twenty-six weeks ended July 4, 2021 totaled $3.1 billion, a decrease of $191.9 million, or 6%, over the same period of the prior fiscal year. The sales decrease was primarily due to a 9.7% decrease in comparable store sales as a result of cycling the impact of COVID-19 in the prior year. Comparable stores contributed approximately 96% of total sales for the twenty-six weeks ended July 4, 2021 and approximately 94% for the twenty-six weeks ended June 28, 2020.

Cost of sales and gross profit

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Net sales	$3,097,440	$3,289,327	$(191,887)	(6)%
Cost of sales, buying and occupancy	1,961,185	2,082,836	(121,651)	(6)%
Gross profit	1,136,255	1,206,491	(70,236)	(6)%
Gross margin	36.7%	36.7%	0.0%

Gross profit totaled $1.1 billion during the twenty-six weeks ended July 4, 2021, a decrease of $70.2 million, or 6%, compared to the twenty-six weeks ended June 28, 2020, primarily driven by decreased sales volume for the reasons discussed above. Strategic initiatives contributed to gross margin remaining flat at 36.7% for the twenty-six weeks ended July 4, 2021 and June 28, 2020 despite the decrease in sales.

Selling, general and administrative expenses

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Selling, general and administrative expenses	$876,082	$925,181	$(49,099)	(5)%
Percentage of net sales	28.3%	28.1%	0.2%

Selling, general and administrative expenses decreased $49.1 million, or 5%, compared to the twenty-six weeks ended June 28, 2020. The decrease is primarily due to lower compensation and other COVID driven costs in the current year, partially offset by new stores opened since the comparable period in the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 28.3% from 28.1% due to the deleveraging effect from lower sales.

Depreciation and amortization

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Depreciation and amortization	$61,659	$61,570	$89	0%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment. As a percentage of net sales, depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased slightly to 2.0% from 1.9% as a result of sales deleverage.

Store closure and other costs, net

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Store closure and other costs, net	$1,629	$(612)	$2,241	366%
Percentage of net sales	0.1%	0.0%	0.1%

Store closure and other costs, net increased $2.2 million to $1.6 million, compared to a credit of $0.6 million for the twenty-six weeks ended June 28, 2020. The increase was driven by inventory loss and additional expenses, net of insurance recovery, related to the impact of winter storms at several of our stores and a fire at one of our stores during the twenty-six weeks ended July 4, 2021. Store closure and other costs, net during the twenty-six weeks ended June 28, 2020 primarily represents a recognized gain on the assignment of the lease for one of our closed locations in the first quarter of 2020.

Interest expense, net

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Long-term debt	$2,341	$6,303	$(3,962)	(63)%
Capital and financing leases	463	484	(21)	(4)%
Deferred financing costs	282	282	—	0%
Interest rate hedge and other	2,843	1,495	1,348	90%
Total interest expense, net	$5,929	$8,564	$(2,635)	(31)%

The decrease in interest expense, net is primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This is partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020
Federal statutory rate	21.0%	21.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.8%	4.7%
Enhanced charitable contributions	(1.2)%	(0.8)%
Federal Credits	(0.4)%	(0.4)%
Share-based payment awards	(0.1)%	0.2%
Other, net	0.5%	0.3%
Effective tax rate	24.6%	25.0%

The effective tax rate decreased to 24.6% for the twenty-six weeks ended July 4, 2021 from 25.0% in the same period last year. The decrease in the effective tax rate is primarily due to an increase in enhanced charitable contributions along with tax benefits for share-based payment awards in the current year period compared to prior year period detriments, partially offset by an increase in disallowed executive compensation.

Net income

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Net income	$144,062	$158,812	$(14,750)	(9)%
Percentage of net sales	4.7%	4.8%	(0.1)%

Net income decreased $14.8 million primarily due to decreased net sales, partially offset by lower selling, general and administrative expenses.

Diluted earnings per share

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020	Change	% Change
Diluted earnings per share	$1.22	$1.35	$(0.13)	(10)%
Diluted weighted average shares outstanding	118,265	117,977	288

The decrease in diluted earnings per share of $0.13 was driven by lower net income.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	July 4. 2021 (1)	June 28, 2020
	(dollars in thousands)
Net Income (2)	$272,700	$216,705
Special items, net of tax (3), (4)	3,134	3,431
Interest Expense, net of tax (4)	9,304	14,557
Net operating profit after tax (NOPAT)	$285,138	$234,693

Total rent expense, net of tax (4)	151,041	136,883
Estimated depreciation on operating leases, net of tax (4)	(84,411)	(69,063)
Estimated interest on operating leases, net of tax (4), (5)	66,630	67,820
NOPAT, including effect of operating leases	$351,768	$302,513

Average working capital	153,098	75,016
Average property and equipment	722,570	738,999
Average other assets	568,964	566,192
Average other liabilities	(103,198)	(99,934)
Average invested capital	$1,341,434	$1,280,273

Average operating leases (6)	1,208,682	1,184,185
Average invested capital, including operating leases	$2,550,116	$2,464,458

ROIC, including operating leases	13.8%	12.3%

(1)
Fiscal 2020 included 53 weeks.
(2)
Net income amounts represent total net income for the past four trailing quarters.
(3)
Special items include professional fees related to strategic initiatives.
(4)
Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.

(5)
2021 and 2020 estimated interest on operating leases is calculated by multiplying operating leases by the 7.2% and 7.6% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(6)
Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Twenty-six weeks ended
	July 4, 2021	June 28, 2020
Cash, cash equivalents and restricted cash at end of period	$222,754	$329,594
Cash flows from operating activities	$177,305	$393,348
Cash flows used in investing activities	$(39,421)	$(64,571)
Cash flows used in financing activities	$(86,571)	$(85,968)

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

Operating Activities

Cash flows from operating activities decreased $216.0 million to $177.3 million for the twenty-six weeks ended July 4, 2021 compared to $393.3 million for the twenty-six weeks ended June 28, 2020. The decrease in cash flows from operating activities was primarily a result of changes in working capital.

Cash flows provided by/(used in) operating activities from changes in working capital were ($32.2) million in the twenty-six weeks ended July 4, 2021 compared to $166.0 million in the twenty-six weeks ended June 28, 2020. The decrease was primarily driven by elevated accrual balances in the prior year period.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments.  Cash flows used in investing activities were $39.4 million and $64.6 million, for the twenty-six weeks ended July 4, 2021 and June 28, 2020, respectively.

We expect capital expenditures to be in the range of $110 - $125 million in 2021, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities

Cash flows used in financing activities were $86.6 million for the twenty-six weeks ended July 4, 2021 compared to $86.0 million for the twenty-six weeks ended June 28, 2020. During the twenty-six weeks ended July 4, 2021, cash flows used in financing activities primarily consisted of $87.5 million for stock repurchases.

During the twenty-six weeks ended June 28, 2020, cash flows used in financing activities primarily consisted of $87.0 million in payments on our credit facilities.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of July 4, 2021 and January 3, 2021.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of July 4, 2021.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2018	December 31, 2019	$350,000	$308,017	$—
March 3, 2021	March 3, 2024	$300,000	$87,484	$212,516

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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Number of common shares acquired	3,150,649	—	3,280,617	—
Average price per common share acquired	$26.75	$—	$26.67	$—
Total cost of common shares acquired	$84,275	$—	$87,484	$—

Shares purchased under our repurchase programs were subsequently retired.

Subsequent to July 4, 2021 and through August 5, 2021, we repurchased an additional 1.0 million shares of common stock for $25.0 million.

Contractual Obligations

We are committed under certain operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2040.

The following table summarizes our contractual obligations as of July 4, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$250,000	$—	$250,000	$—	$—
Interest payments on $700.0 million Credit Agreement (2)	16,797	5,119	11,678	—	—
Finance lease obligations (3)	41,957	2,179	6,345	6,668	26,765
Operating lease obligations (3)	1,857,544	212,946	409,714	347,684	887,200
Totals	$2,166,298	$220,244	$677,737	$354,352	$913,965

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
(2)
Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of July 4, 2021 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.
(3)
Represents estimated payments for finance and operating lease obligations as of July 4, 2021. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.0 million for the period of less than one year, $1.8 million for years one to three, $1.7 million for years three to five, and $1.3 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, and for which there have not been material changes since that filing through July 4, 2021.

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

There have been no substantial changes to these estimates, or the policies related to them during thirteen and twenty-six weeks ended July 4, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of July 4, 2021, each hundred basis point change in LIBOR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the two outstanding swaps at July 4, 2021 and January 3, 2021 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of July 4, 2021, each hundred basis point change in LIBOR would result in no change in interest expense annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of July 4, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended July 4, 2021, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended July 4, 2021.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 5, 2021 - May 2, 2021	50,497	$25.80	50,497	$295,488,000
May 3, 2021 - May 30, 2021	1,247,457	$26.09	1,247,457	$262,936,000
May 31, 2021 - July 4, 2021	1,852,695	$27.21	1,852,695	$212,516,000

(1)
Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2021.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 5, 2021	By:	/s/ Denise A. Paulonis
	Name:	Denise A. Paulonis
	Title:	Chief Financial Officer
(Principal Financial Officer)