Form 10-Q
period 2021-10-03
Sprouts Farmers Market, Inc.
filed 2021-11-04
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021

or

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

As of November 2, 2021, the registrant had 112,258,568 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2021

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	October 3, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$260,218	$169,697
Accounts receivable, net	19,475	14,815
Inventories	271,084	254,224
Prepaid expenses and other current assets	36,126	27,224
Total current assets	586,903	465,960
Property and equipment, net of accumulated depreciation	709,342	726,500
Operating lease assets, net	1,061,825	1,045,408
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	14,512	14,698
Total assets	$2,926,420	$2,806,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,766	$139,337
Accrued liabilities	144,817	143,402
Accrued salaries and benefits	46,151	76,695
Current portion of operating lease liabilities	143,385	135,739
Current portion of finance lease liabilities	1,041	959
Total current liabilities	507,160	496,132
Long-term operating lease liabilities	1,087,586	1,069,535
Long-term debt and finance lease liabilities	259,871	260,459
Other long-term liabilities	43,562	40,912
Deferred income tax liability	60,158	58,073
Total liabilities	1,958,337	1,925,111
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 113,155,419 shares issued and outstanding, October 3, 2021; 117,953,435 shares issued and outstanding, January 3, 2021	113	118
Additional paid-in capital	699,870	686,648
Accumulated other comprehensive loss	(5,351)	(8,474)
Retained earnings	273,451	203,001
Total stockholders’ equity	968,083	881,293
Total liabilities and stockholders’ equity	$2,926,420	$2,806,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$1,509,633	$1,577,598	$4,607,073	$4,866,925
Cost of sales	969,904	992,829	2,931,089	3,075,665
Gross profit	539,729	584,769	1,675,984	1,791,260
Selling, general and administrative expenses	423,416	475,053	1,299,498	1,400,234
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,377	31,067	92,036	92,637
Store closure and other costs, net	128	268	1,757	(344)
Income from operations	85,808	78,381	282,693	298,733
Interest expense, net	2,911	3,117	8,840	11,681
Income before income taxes	82,897	75,264	273,853	287,052
Income tax provision	19,030	15,023	65,924	67,999
Net income	$63,867	$60,241	$207,929	$219,053
Net income per share:
Basic	$0.56	$0.51	$1.78	$1.86
Diluted	$0.56	$0.51	$1.77	$1.85
Weighted average shares outstanding:
Basic	114,201	117,947	116,497	117,775
Diluted	114,818	118,450	117,252	118,157

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income	$63,867	$60,241	$207,929	$219,053

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $707, $606, $2,192 and ($927)	2,044	1,755	6,339	(2,681)
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($372), ($345), ($1,112) and ($734)	(1,076)	(1,000)	(3,216)	(2,121)
Total other comprehensive income (loss)	968	755	3,123	(4,802)

Comprehensive income	$64,835	$60,996	$211,052	$214,251

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended October 3, 2021

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at July 4, 2021	115,180,832	$115	$695,745	$259,582	$(6,319)	$949,123
Net income	—	—	—	63,867	—	63,867
Other comprehensive income (loss)	—	—	—	—	968	968
Issuance of shares under stock plans	54,007	—	672	—	—	672
Repurchase and retirement of common stock	(2,079,420)	(2)	—	(49,998)	—	(50,000)
Share-based compensation	—	—	3,453	—	—	3,453
Balances at October 3, 2021	113,155,419	$113	$699,870	$273,451	$(5,351)	$968,083

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2021	117,953,435	$118	$686,648	$203,001	$(8,474)	$881,293
Net income	—	—	—	207,929	—	207,929
Other comprehensive income (loss)	—	—	—	—	3,123	3,123
Issuance of shares under stock plans	562,021	—	1,918	—	—	1,918
Repurchase and retirement of common stock	(5,360,037)	(5)	—	(137,479)	—	(137,484)
Share-based compensation	—	—	11,304	—	—	11,304
Balances at October 3, 2021	113,155,419	$113	$699,870	$273,451	$(5,351)	$968,083

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 27, 2020

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at June 28, 2020	117,944,450	$117	$679,036	$74,363	$(10,239)	$743,277
Net income	—	—	—	60,241	—	60,241
Other comprehensive income (loss)	—	—	—	—	755	755
Issuance of shares under stock plans	5,826	—	—	—	—	—
Share-based compensation	—	—	3,673	—	—	3,673
Balances at September 27, 2020	117,950,276	$117	$682,709	$134,604	$(9,484)	$807,946

	Shares	Common Stock	Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income	—	—	—	219,053	—	219,053
Other comprehensive income (loss)	—	—	—	—	(4,802)	(4,802)
Issuance of shares under stock plans	497,358	—	1,343	—	—	1,343
Share-based compensation	—	—	10,400	—	—	10,400
Balances at September 27, 2020	117,950,276	$117	$682,709	$134,604	$(9,484)	$807,946

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities
Net income	$207,929	$219,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,422	94,748
Operating lease asset amortization	80,295	71,765
Store closure and other costs, net	—	(321)
Share-based compensation	11,304	10,400
Deferred income taxes	2,085	228
Other non-cash items	883	1,996
Changes in operating assets and liabilities:
Accounts receivable	12,999	7,372
Inventories	(16,860)	18,724
Prepaid expenses and other current assets	(6,001)	(8,937)
Other assets	(2,834)	(2,575)
Accounts payable	29,479	45,806
Accrued liabilities	1,046	(7)
Accrued salaries and benefits	(30,544)	23,577
Accrued income tax	—	2,083
Operating lease liabilities	(88,664)	(79,602)
Other long-term liabilities	1,120	5,954
Cash flows from operating activities	296,659	410,264
Cash flows from investing activities
Purchases of property and equipment	(70,010)	(95,874)
Cash flows used in investing activities	(70,010)	(95,874)
Cash flows from financing activities

Payments on revolving credit facilities	—	(263,000)
Payments on finance lease liabilities	(507)	(474)
Repurchase of common stock	(137,484)	—
Proceeds from exercise of stock options	1,918	1,343
Cash flows used in financing activities	(136,073)	(262,131)
Increase in cash, cash equivalents, and restricted cash	90,576	52,259
Cash, cash equivalents, and restricted cash at beginning of the period	171,441	86,785
Cash, cash equivalents, and restricted cash at the end of the period	$262,017	$139,044

Supplemental disclosure of cash flow information
Cash paid for interest	$8,710	$11,513
Cash paid for income taxes	65,783	63,393
Leased assets obtained in exchange for new operating lease liabilities	96,713	90,751

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	$19,228	$13,016

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of October 3, 2021, the Company operated 366 stores in 23 states. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 2, 2022 (“fiscal year 2021”) is a 52-week year and fiscal year 2020 was a 53-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years (in which the fourth quarter has 14 weeks).

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

	Balance at January 3, 2021	Gift Cards Issued During Current Period but Not Redeemed(a)	Revenue Recognized from Beginning Liability	Balance at October 3, 2021
Gift card liability, net	$15,888	$3,742	$(8,076)	$11,554

(a) net of estimated breakage

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of October 3, 2021.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as healthcare, general liability and workers’ compensation restricted funds of approximately $1.8 million and $1.7 million as of October 3, 2021 and January 3, 2021, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. Generally, the guidance allows contract modifications related to reference rate reform to be considered events that do not require remeasurements or reassessments of previous accounting determinations at the modification date. These updates only apply to modifications made prior to December 31, 2022. No such modifications occurred in the period ending October 3, 2021. The Company expects to utilize this optional guidance but does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the thirteen weeks ended October 3, 2021 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of October 3, 2021 and January 3, 2021:

October 3, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	7,281	—	7,281
Total financial liabilities	$—	$257,281	$—	$257,281

January 3, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	11,451	—	11,451
Total financial liabilities	$—	$261,451	$—	$261,451

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of October 3, 2021 and January 3, 2021.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	October 3, 2021	January 3, 2021
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$250,000	$250,000
Finance lease liabilities	Various	n/a	9,871	10,459
Long-term debt and finance lease liabilities			$259,871	$260,459

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

The Amended and Restated Credit Agreement also provides for a letter of credit sub-facility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $28.3 million have been issued as of October 3, 2021, primarily to support the Company’s insurance programs.

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

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bore interest at LIBOR plus 1.50% per annum or prime plus 0.50%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. As of October 3, 2021, loans under the Amended and Restated Credit Agreement bore interest at LIBOR plus 1.25% per annum or prime plus 0.25%.

The interest rate on 100% of outstanding debt under the Amended and Restated Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 9, “Derivative Financial Instruments”).

As of October 3, 2021, outstanding letters of credit under the Amended and Restated Credit Agreement were subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen and thirty-nine weeks ended October 3, 2021, the Company made no additional borrowings or principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million as of October 3, 2021. During fiscal year 2020, the Company made no additional borrowings and made a total of $288.0 million of principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million at January 3, 2021.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of October 3, 2021.

5. Income Taxes

The Company’s effective tax rate increased to 23.0% for the thirteen weeks ended October 3, 2021, compared to 20.0% for the thirteen weeks ended September 27, 2020. The increase in the effective tax rate was primarily due to a decrease in return to provision benefit compared to the prior year period.

The Company’s effective tax rate increased to 24.1% for the thirty-nine weeks ended October 3, 2021, compared to 23.7% for the thirty-nine weeks ended September 27, 2020.The increase in the effective tax rate is primarily due to a decrease in return to provision benefit compared to the prior year period. The income tax effect resulting from excess tax detriments/(benefits) of share-based payment awards were ($0.2) million and $0.5 million for the thirty-nine weeks ended October 3, 2021 and September 27, 2020, respectively.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Stockholders’ Equity

Share Repurchases

On March 3, 2021, the Company’s board of directors authorized a new $300 million share repurchase program for its common stock. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of October 3, 2021.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2018	December 31, 2019	$350,000	$308,017	$—
March 3, 2021	March 3, 2024	$300,000	$137,484	$162,516

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Number of common shares acquired	2,079,420	—	5,360,037	—
Average price per common share acquired	$24.05	$—	$25.65	$—
Total cost of common shares acquired	$50,000	$—	$137,484	$—

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to October 3, 2021 and through November 4, 2021, we repurchased an additional 0.9 million shares of common stock for $20.0 million.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Basic net income per share:
Net income	$63,867	$60,241	$207,929	$219,053
Weighted average shares outstanding	114,201	117,947	116,497	117,775
Basic net income per share	$0.56	$0.51	$1.78	$1.86
Diluted net income per share:
Net income	$63,867	$60,241	$207,929	$219,053
Weighted average shares outstanding - basic	114,201	117,947	116,497	117,775
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	197	160	211	14
RSUs	245	318	376	315
RSAs	—	—	—	12
PSAs	175	25	168	41
Weighted average shares and equivalent shares outstanding	114,818	118,450	117,252	118,157
Diluted net income per share	$0.56	$0.51	$1.77	$1.85

For the thirteen weeks ended October 3, 2021, the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended September 27, 2020, the Company had 0.2 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

For the thirty-nine weeks ended October 3, 2021, the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirty-nine weeks ended September 27, 2020, the Company had 0.2 million options, 0.1 million RSUs, and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

9. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract initially consisted of five cash flow hedges, of which two were outstanding at October 3, 2021. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The notional dollar amount of the two outstanding swaps was $250.0 million at October 3, 2021 and January 3, 2021, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swaps hedge the change in interest rates on debt related to fluctuations in interest rates and each have a length of one year and mature annually from 2021 to 2022. These interest rate swaps have been designated and qualify as cash flow hedges and have met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of October 3, 2021		As of January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	$1,479	Accrued liabilities	$5,695
Interest rate swaps	Other long-term liabilities	5,802	Other long-term liabilities	5,756

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Consolidated Statements of Income Classification
Interest expense, net	$1,448	$1,345	$4,328	$2,855

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the thirty-nine weeks ended September 27, 2020 and October 3, 2021.

Cash Flow Hedges
Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized losses on cash flow hedging activities, net of income tax of ($927)	(2,681)
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($734)	(2,121)
Total other comprehensive income (loss)	(4,802)
Balance at September 27, 2020	$(9,484)

Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $2,192	6,339
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($1,112)	(3,216)
Total other comprehensive income (loss)	3,123
Balance at October 3, 2021	$(5,351)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense, net on the consolidated statements of income.

11. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended October 3, 2021 and September 27, 2020.

	Thirteen weeks ended
	October 3, 2021		September 27, 2020
Perishables	$867,880	57.5%	$918,860	58.2%
Non-Perishables	641,753	42.5%	658,738	41.8%
Net Sales	$1,509,633	100.0%	$1,577,598	100.0%

	Thirty-nine weeks ended
	October 3, 2021		September 27, 2020
Perishables	$2,668,532	57.9%	$2,782,084	57.2%
Non-Perishables	1,938,541	42.1%	2,084,841	42.8%
Net Sales	$4,607,073	100.0%	$4,866,925	100.0%

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Share-Based Compensation

2013 Incentive Plan

The Company’s board of directors adopted, and its equity holders approved, the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective July 31, 2013 in connection with the Company’s initial public offering. The 2013 Incentive Plan serves as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. Awards granted under these plans include stock options, RSUs, PSAs, and RSAs. On May 1, 2015, the Company’s stockholders approved the material terms of the performance goals under the 2013 Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code as then in effect.

Awards Granted

During the thirty-nine weeks ended October 3, 2021, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 16, 2021	356,503	178,780	404,016
June 9, 2021	50,839	—	6,493
September 7, 2021	25,579	—	11,128
September 20, 2021	168,137	—	—
Total	601,058	178,780	421,637
Weighted-average grant date fair value	$24.11	$24.42	$7.66
Weighted-average exercise price	—	—	$24.45

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of October 3, 2021, there were 2,746,105 stock awards outstanding and 3,673,561 shares remaining available for issuance under the 2013 Incentive Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of options at grant date. Options vest in accordance with the terms set forth in the grant letter.

Time-based options vest annually over a period of three years.

RSUs

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. RSUs generally vest annually over a period of two or three years from the grant date.

PSAs

PSAs granted in 2017 were subject to the Company achieving certain earnings per share performance targets during fiscal year 2017. The criteria was based on a range of performance targets in which grantees could earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to fiscal year 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and vested 50% on the third anniversary of the grant date (March 2020). There were no outstanding 2017 PSAs as of October 3, 2021.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSAs granted in 2018 were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets for the 2020 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2020 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2021). During the thirty-nine weeks ended October 3, 2021, 31,544 of the 2018 PSAs vested. There were no outstanding 2018 PSAs as of October 3, 2021.

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

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. Outstanding RSA grants vest annually over three years. There were no outstanding RSAs as of October 3, 2021.

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Share-based compensation expense before income taxes	$3,453	$3,673	$11,304	$10,400
Income tax benefit	(518)	(663)	(1,929)	(2,011)
Net share-based compensation expense	$2,935	$3,010	$9,375	$8,389

The following share-based awards were outstanding as of October 3, 2021 and September 27, 2020:

	As of
	October 3, 2021	September 27, 2020
	(in thousands)
Options
Vested	244	235
Unvested	1,134	1,095
RSUs	935	914
PSAs	433	315

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of October 3, 2021, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,458	1.8
RSUs	16,090	1.7
PSAs	6,627	1.6
Total unrecognized compensation expense at October 3, 2021	$27,175

During the thirty-nine weeks ended October 3, 2021 and September 27, 2020, the Company received $1.9 million and $1.3 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 366 stores in 23 states as of October 3, 2021, we are one of the largest specialty retailers of fresh, natural and organic food, and fastest growing retailers in the United States.

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

Outlook

In 2020, we announced the initial steps of our long-term growth strategy that we believe will transform our company and drive profitable growth. We are executing on this strategy, focusing on the following areas:

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
•
Update Format and Expand in Select Markets. We are beginning to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway of at least 10% annual unit growth beginning in 2023.
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

Recent Developments – COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 spread throughout the country, the situation has continued to evolve, including, more recently, the adoption of the COVID-19 vaccine as impacted by vaccine aversion, vaccine mandates and booster vaccines, and the reopening of state economies to pre-pandemic levels. As we cycle periods of 2020 where our results benefited from the initial onset of the pandemic, we are reporting declines in year over year net sales and comparable store sales growth. We have seen varying levels of inflation and experienced obstacles sourcing in certain categories resulting from product supply disruptions complicated by the pandemic. In addition, due to continued difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic, we expect six of our planned new store-openings in the fourth quarter of 2021 to be delayed until 2022. In addition, the implementation of governmental vaccine mandates and testing requirements may cause additional costs and disruptions in workforce availability. The ultimate impact of the COVID-19 pandemic on our results of operations for future periods will depend on the length, severity and potential resurgence of the pandemic, vaccine efficacy, adoption and mandates, the emergence and severity of COVID-19 variants and governmental, team member and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Item 1A”. Risk Factors” below and “Item 1A. Risk Factors— The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” in our Form 10-K for additional information.

Results of Operations for Thirteen Weeks Ended October 3, 2021 and September 27, 2020

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	October 3, 2021	September 27, 2020
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,509,633	$1,577,598
Cost of sales	969,904	992,829
Gross profit	539,729	584,769
Selling, general and administrative expenses	423,416	475,053
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,377	31,067
Store closure and other costs, net	128	268
Income from operations	85,808	78,381
Interest expense, net	2,911	3,117
Income before income taxes	82,897	75,264
Income tax provision	19,030	15,023
Net income	$63,867	$60,241

Weighted average shares outstanding - basic	114,201	117,947
Diluted effect of equity-based awards	617	503
Weighted average shares and equivalent shares outstanding	114,818	118,450
Diluted net income per share	$0.56	$0.51

	Thirteen weeks ended
	October 3, 2021	September 27, 2020
Other Operating Data:
Comparable store sales growth	(5.4)%	4.2%
Stores at beginning of period	363	350
Closed	—	—
Opened	3	6
Stores at end of period	366	356

Comparison of Thirteen Weeks Ended October 3, 2021 to Thirteen Weeks Ended

September 27, 2020

Net sales

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Net sales	$1,509,633	$1,577,598	$(67,965)	(4)%
Comparable store sales growth	(5.4)%	4.2%

Net sales during the thirteen weeks ended October 3, 2021 totaled $1.5 billion, a decrease of $68.0 million, or 4%, compared to the thirteen weeks ended September 27, 2020. The sales decrease was primarily due to a 5.4% decrease in comparable store sales as a result of cycling the sales impact of the COVID-19 pandemic, partially offset by sales from new stores. Comparable stores contributed approximately 97% of total sales for the thirteen weeks ended October 3, 2021 and approximately 93% for the thirteen weeks ended September 27, 2020.

Cost of sales and gross profit

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Net sales	$1,509,633	$1,577,598	$(67,965)	(4)%
Cost of sales	969,904	992,829	(22,925)	(2)%
Gross profit	539,729	584,769	(45,040)	(8)%
Gross margin	35.8%	37.1%	(1.3)%

Gross profit totaled $539.7 million during the thirteen weeks ended October 3, 2021, a decrease of $45.0 million, or 8%, compared to the thirteen weeks ended September 27, 2020, driven by decreased sales volume for the reasons discussed above. Gross margin decreased by 1.3% to 35.8%, compared to 37.1% for the thirteen weeks ended October 3, 2021, primarily from cycling elevated demand in the prior year period due to the COVID-19 pandemic, in addition to the balancing of cost inflation and retail pricing.

Selling, general and administrative expenses

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Selling, general and administrative expenses	$423,416	$475,053	$(51,637)	(11)%
Percentage of net sales	28.0%	30.1%	(2.1)%

Selling, general and administrative expenses decreased $51.6 million, or 11%, compared to the thirteen weeks ended September 27, 2020. The decrease was primarily driven by lower COVID related costs including payroll and bonus expense, and lower marketing and ecommerce fees. As a result of this decrease, selling, general and administrative expenses as a percentage of net sales decreased to 28.0% from 30.1%.

Depreciation and amortization

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Depreciation and amortization	$30,377	$31,067	$(690)	(2)%
Percentage of net sales	2.0%	2.0%	0.0%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment. As a percentage of net sales, depreciation and amortization expenses (exclusive of depreciation included in cost of sales) remained flat at 2.0%.

Store closure and other costs, net

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Store closure and other costs, net	$128	$268	$(140)	(52)%
Percentage of net sales	0.0%	0.0%	0.0%

Store closure and other costs, net decreased $0.1 million to $0.1 million for the thirteen weeks ended October 3, 2021 compared to $0.3 million for the thirteen weeks ended September 27, 2020. Store closure and other costs, net primarily related to ongoing activity associated with our closed store locations.

Interest expense, net

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Long-term debt	$1,133	$1,358	$(225)	(17)%
Capital and financing leases	223	235	(12)	(5)%
Deferred financing costs	141	141	—	0%
Interest rate hedge and other	1,414	1,383	31	2%
Total interest expense, net	$2,911	$3,117	$(206)	(7)%

The decrease in interest expense, net was primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	October 3, 2021	September 27, 2020
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	3.9%	6.0%
Enhanced charitable contributions	(1.3)%	(0.7)%
Federal credits	(0.3)%	(0.1)%
Share-based payment awards	0.0%	0.1%
Return to Provision	(0.6)%	(7.3)%
Other, net	0.3%	1.0%
Effective tax rate	23.0%	20.0%

The effective tax rate increased to 23.0% for the thirteen weeks ended October 3, 2021 from 20.0% for the thirteen weeks ended September 27, 2020. The increase in the effective tax rate was primarily due to a decrease in return to provision benefit compared to the prior year period.

Net income

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Net income	$63,867	$60,241	$3,626	6%
Percentage of net sales	4.2%	3.8%	0.4%

Net income increased $3.6 million primarily due to lower selling, general and administrative expenses, partially offset by decreased sales.

Diluted earnings per share

	Thirteen weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Diluted earnings per share	$0.56	$0.51	$0.05	10%
Diluted weighted average shares outstanding	114,818	118,450	(3,632)

The increase in diluted earnings per share of $0.05 was driven by higher net income in addition to fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

Results of Operations for Thirty-nine Weeks Ended October 3, 2021 and September 27, 2020

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

Comparison of Thirty-nine Weeks Ended October 3, 2021 to Thirty-nine Weeks Ended

September 27, 2020

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$4,607,073	$4,866,925
Cost of sales	2,931,089	3,075,665
Gross profit	1,675,984	1,791,260
Selling, general and administrative expenses	1,299,498	1,400,234
Depreciation and amortization (exclusive of depreciation included in cost of sales)	92,036	92,637
Store closure and other costs, net	1,757	(344)
Income from operations	282,693	298,733
Interest expense, net	8,840	11,681
Income before income taxes	273,853	287,052
Income tax provision	65,924	67,999
Net income	$207,929	$219,053

Weighted average shares outstanding - basic	116,497	117,775
Diluted effect of equity-based awards	755	382
Weighted average shares and equivalent shares outstanding	117,252	118,157
Diluted net income per share	$1.77	$1.85

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020
Other Operating Data:
Comparable store sales growth	(8.4)%	8.0%
Stores at beginning of period	362	340
Closed	—	—
Opened	4	16
Stores at end of period	366	356

Net Sales

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Net sales	$4,607,073	$4,866,925	$(259,852)	(5)%
Comparable store sales growth	(8.4)%	8.0%

Net sales during the thirty-nine weeks ended October 3, 2021 totaled $4.6 billion, a decrease of $259.9 million, or 5%, over the same period of the prior fiscal year. The sales decrease was primarily due to a 8.4% decrease in comparable store sales as a result of cycling the sales impact of COVID-19 in the prior year, partially offset by sales from new stores. Comparable stores contributed approximately 96% of total sales for the thirty-nine weeks ended October 3, 2021 and approximately 93% for the thirty-nine weeks ended September 27, 2020.

Cost of sales and gross profit

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Net sales	$4,607,073	$4,866,925	$(259,852)	(5)%
Cost of sales	2,931,089	3,075,665	(144,576)	(5)%
Gross profit	1,675,984	1,791,260	(115,276)	(6)%
Gross margin	36.4%	36.8%	(0.4)%

Gross profit totaled $1.7 billion during the thirty-nine weeks ended October 3, 2021, a decrease of $115.3 million, or 6%, compared to the thirty-nine weeks ended September 27, 2020. Gross margin decreased to 36.4% for the thirty-nine weeks ended October 3, 2021 compared to 36.8% for the thirty-nine weeks ended September 27, 2020. The decreases were primarily driven by the decreased sales volume and cycling exceptionally low shrink in the prior year for the reasons discussed above, partially offset by the impact of strategic initiatives on promotions and shrink.

Selling, general and administrative expenses

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Selling, general and administrative expenses	$1,299,498	$1,400,234	$(100,736)	(7)%
Percentage of net sales	28.2%	28.8%	(0.6)%

Selling, general and administrative expenses decreased $100.7 million, or 7%, compared to the thirty-nine weeks ended September 27, 2020. The decrease is primarily due to lower compensation and other COVID driven costs in the current year, partially offset by new stores opened since the comparable period in the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 28.2% from 28.8%.

Depreciation and amortization

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Depreciation and amortization	$92,036	$92,637	$(601)	(1)%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment. As a percentage of net sales, depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased slightly to 2.0% from 1.9% as a result of sales deleverage.

Store closure and other costs, net

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Store closure and other costs, net	$1,757	$(344)	$2,101	611%
Percentage of net sales	0.0%	0.0%	0.0%

Store closure and other costs, net increased $2.1 million to $1.8 million, compared to a credit of $0.3 million for the thirty-nine weeks ended September 27, 2020. The increase was driven by inventory loss and additional expenses, net of insurance recovery, related to the impact of winter storms at several of our stores and a fire at one of our stores during the thirty-nine weeks ended October 3, 2021. Store closure and other costs, net during the thirty-nine weeks ended September 27, 2020 primarily represents a recognized gain on the assignment of the lease for one of our closed locations in the first quarter of 2020.

Interest expense, net

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Long-term debt	$3,474	$7,661	$(4,187)	(55)%
Capital and financing leases	686	719	(33)	(5)%
Deferred financing costs	423	423	—	0%
Interest rate hedge and other	4,257	2,878	1,379	48%
Total interest expense, net	$8,840	$11,681	$(2,841)	(24)%

The decrease in interest expense, net is primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This is partially offset by the interest expense paid as a result of an unfavorable interest rate swap.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020
Federal statutory rate	21.0%	21.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	5.0%
Enhanced charitable contributions	(1.2)%	(0.8)%
Federal Credits	(0.4)%	(0.4)%
Share-based payment awards	(0.1)%	0.2%
Return to Provision	(0.2)%	(1.9)%
Other, net	0.5%	0.6%
Effective tax rate	24.1%	23.7%

The effective tax rate increased to 24.1% for the thirty-nine weeks ended October 3, 2021 from 23.7% in the same period last year. The increase in the effective tax rate is primarily due to a decrease in return to provision benefit compared to the prior year period.

Net income

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Net income	$207,929	$219,053	$(11,124)	(5)%
Percentage of net sales	4.5%	4.5%	0.0%

Net income decreased $11.1 million primarily due to decreased net sales, partially offset by lower selling, general and administrative expenses.

Diluted earnings per share

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	Change	% Change
Diluted earnings per share	$1.77	$1.85	$(0.08)	(4)%
Diluted weighted average shares outstanding	117,252	118,157	(905)

The decrease in diluted earnings per share of $0.08 was driven by lower net income, partially offset by fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	October 3, 2021 (1)	September 27, 2020
	(dollars in thousands)
Net Income (2)	$276,326	$250,687
Special items, net of tax (3), (4)	1,339	5,226
Interest Expense, net of tax (4)	9,075	12,862
Net operating profit after tax (NOPAT)	$286,740	$268,775

Total rent expense, net of tax (4)	151,764	140,468
Estimated depreciation on operating leases, net of tax (4)	(85,366)	(71,301)
Estimated interest on operating leases, net of tax (4), (5)	66,398	69,167
NOPAT, including effect of operating leases	$353,138	$337,942

Average working capital	164,740	85,809
Average property and equipment	716,425	739,621
Average other assets	568,922	566,645
Average other liabilities	(103,444)	(99,789)
Average invested capital	$1,346,643	$1,292,286

Average operating leases (6)	1,213,852	1,194,213
Average invested capital, including operating leases	$2,560,495	$2,486,499

ROIC, including operating leases	13.8%	13.6%

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirty-nine weeks ended
	October 3, 2021	September 27, 2020
Cash, cash equivalents and restricted cash at end of period	$262,017	$139,044
Cash flows from operating activities	$296,659	$410,264
Cash flows used in investing activities	$(70,010)	$(95,874)
Cash flows used in financing activities	$(136,073)	$(262,131)

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

Operating Activities

Cash flows from operating activities decreased $113.6 million to $296.7 million for the thirty-nine weeks ended October 3, 2021 compared to $410.3 million for the thirty-nine weeks ended September 27, 2020. The decrease in cash flows from operating activities was primarily a result of changes in working capital.

Cash flows provided by/(used in) operating activities from changes in working capital were ($9.9) million in the thirty-nine weeks ended October 3, 2021 compared to $88.6 million in the thirty-nine weeks ended September 27, 2020. The decrease was primarily driven by the payout of incentive compensation amounts earned in the prior year and inventory stock recovery in the current year after levels were depleted during the height of the pandemic in the prior year.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments. Cash flows used in investing activities were $70.0 million and $95.9 million, for the thirty-nine weeks ended October 3, 2021 and September 27, 2020, respectively.

We expect capital expenditures to be in the range of $95 - $105 million in 2021, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities

Cash flows used in financing activities were $136.1 million for the thirty-nine weeks ended October 3, 2021 compared to $262.1 million for the thirty-nine weeks ended September 27, 2020. During the thirty-nine weeks ended October 3, 2021, cash flows used in financing activities primarily consisted of $137.5 million for stock repurchases.

During the thirty-nine weeks ended September 27, 2020, cash flows used in financing activities primarily consisted of $263.0 million in payments on our credit facilities.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of October 3, 2021 and January 3, 2021.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of October 3, 2021.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
February 20, 2018	December 31, 2019	$350,000	$308,017	$—
March 3, 2021	March 3, 2024	$300,000	$137,484	$162,516

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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Number of common shares acquired	2,079,420	—	5,360,037	—
Average price per common share acquired	$24.05	$—	$25.65	$—
Total cost of common shares acquired	$50,000	$—	$137,484	$—

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to October 3, 2021 and through November 4, 2021, we repurchased an additional 0.9 million shares of common stock for $20.0 million.

Contractual Obligations

We are committed under certain operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment. These leases expire or become subject to renewal clauses at various dates through 2040.

The following table summarizes our contractual obligations as of October 3, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
$700.0 million Credit Agreement (1)	$250,000	$—	$250,000	$—	$—
Interest payments on $700.0 million Credit Agreement (2)	14,238	2,527	11,711	—	—
Finance lease obligations (3)	15,957	1,635	3,416	3,515	7,391
Operating lease obligations (3)	1,997,022	214,446	428,416	366,013	988,147
Totals	$2,277,217	$218,608	$693,543	$369,528	$995,538

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
(2)
Represents estimated interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of October 3, 2021 and based on LIBOR rates in effect at the time of this report, net of interest rate swaps.
(3)
Represents estimated payments for finance and operating lease obligations as of October 3, 2021. Lease obligations are presented gross without offset for subtenant rentals. We have subtenant agreements under which we will receive $1.0 million for the period of less than one year, $1.8 million for years one to three, $1.6 million for years three to five, and $1.2 million for the period beyond five years.

We have other contractual commitments which were presented under Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, and for which there have not been material changes since that filing through October 3, 2021.

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

Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, including most recently from inflationary pressures due primarily to supply chain disruptions complicated by the COVID-19 pandemic, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

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

There have been no substantial changes to these estimates, or the policies related to them during thirteen and thirty-nine weeks ended October 3, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of October 3, 2021, each hundred basis point change in LIBOR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the two outstanding swaps at October 3, 2021 and January 3, 2021 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of October 3, 2021, each hundred basis point change in LIBOR would result in no change in interest expense annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of October 3, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended October 3, 2021, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Supply chain disruptions have delayed our store growth plans.

Due to continued difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic, we expect six of our planned new store-openings in the fourth quarter of 2021 to be delayed until 2022. We may continue to experience delays in our new store openings until disruptions to the global supply chain have been resolved, the timing of which is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended October 3, 2021.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 5, 2021 - August 1, 2021	989,636	$25.26	989,636	$187,516,000
August 2, 2021 - August 29, 2021	—	$—	—	$—
August 30, 2021 - October 3, 2021	1,089,784	$22.94	1,089,784	$162,516,000

(1)
Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2021.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Offer Letter from Sprouts Farmers Market, Inc., to Lawrence “Chip” Molloy, dated August 31, 2021 (1)

10.2	Severance Agreement, dated September 19, 2021, between Sprouts Farmers Market, Inc. and Lawrence "Chip" Molloy (2)

10.3	2021 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Financial Officer (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2021, and incorporated herein by reference.
(2)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: November 4, 2021	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer
(Principal Financial Officer)