Form 10-K
period 2022-01-02
Sprouts Farmers Market, Inc.
filed 2022-02-24
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

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

As of July 2, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,927,524,920, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 22, 2022, there were 110,905,744 outstanding shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 2, 2022.

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

PART I

Item 1. Business

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 374 stores in 23 states as of January 2, 2022, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 2, 2022, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding to the Sprouts banner 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations.

Our Growth Strategy

In 2020, we announced the initial steps of our new long-term growth strategy that we believe will transform our company and drive profitable growth. We are executing on this strategy, focusing on the following areas:

•
Win with Target Customers. We are focusing attention on our target customers, identified through research as ‘health enthusiasts’ and ‘experience seekers’, where there is ample opportunity to gain share within these customer segments. We believe our business can continue to grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by providing a full omnichannel offering through delivery or pickup via our website or the Sprouts app.
•
Update Format and Expand in Select Markets. We are beginning to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. In 2021, we opened three stores and remodeled one store featuring our new format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of at least 10% annual unit growth beginning in 2023.
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

•
Refine Brand and Marketing Approach. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are investing savings from removing our print ad into increasing customer engagement through digital and social connections, driving additional sales growth and loyalty.
•
Deliver on Financial Targets and Box Economics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. With the implementation of our strategy, we have significantly improved our margin structure above our 2019 baseline.

Our Stores and Operations

We believe our stores represent a blend of farmers markets, natural foods stores, and smaller specialty markets, differentiating us from other food retailers, while also providing a broad offering for our customers.

•
Store Design and Experience. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a specialty grocery offering. Produce remains the heart of our stores, as we typically dedicate approximately 20% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open layouts and low displays, intended to provide an easy-to-shop environment that invokes a farmers’ market experience and allows our customers to view the entire store. Our small box format allows for quick in-and-out service, and our curated assortment of responsibly and locally sourced items offer surprise and delightful shopping experiences. The below diagram shows a sample layout of our new smaller format stores:

DELI
MEAT/SEAFOOD
BAKERY
ENTRANCE
PRODUCE
FLORAL
INNOVATION
PRODUCE
BULK
PROMO DISPLAYS
CHECKSTANDS
GROCERY
FROZEN
BEER/WINE
GROCERY
VITAMINS AND SUPPLEMENTS
DAIRY

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
•
Store Size. Currently, our stores are generally between 28,000 and 30,000 square feet, which we believe is smaller than many of our peers’ average stores. Under our long-term growth strategy, our new format stores feature a smaller box size, generally between 21,000 and 25,000 square feet, that are less expensive to build, reduce non-selling space, reduce occupancy and operating costs and leverage the strengths of our older, highly productive stores. Our stores are located in a variety of mid-sized and larger shopping centers, lifestyle centers and in certain cases, independent single-unit, stand-alone developments. The size of our stores and our real estate strategy provide us flexibility in site selection, including entering into new developments or existing sites formerly operated by other retailers, including other grocery banners, office supply stores, electronics retailers and other second generation space.

•
Team Members. Our stores are typically staffed with 75 to 100 full and part-time team members. We strive to create a strong and unified company culture and develop team members throughout the entire organization, and we assist our store teams with our store support office and regional teams. We have prioritized making investments in training that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers. We believe our team members contribute to our consistently high service standards and that this helps us successfully open and operate our stores.

Our Product Offering

We are a complete natural and organic food retailer that offers a unique shopping experience for our customers. To offer the right assortment of healthy alternatives and good-for-you options, we curate our product mix to differentiated fresh, natural and organic foods and healthier options throughout all of our departments, with innovative products that feature lifestyle friendly ingredients.

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

	2021	2020	2019
Perishables	57.7%	57.2%	57.7%
Non-Perishables	42.3%	42.8%	42.3%

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

Private Label

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. These products feature competitively priced specialty and innovative products, with great taste profiles and quality and strict ingredient standards that we believe equal or exceed national brands. Our private label program accounted for approximately 16% of our revenue in fiscal 2021. Our private label brands drive value by offering our customers lower prices while still delivering generally higher margin as compared to branded products, as well as an assortment of differentiated, attribute-driven products that are only available at our stores. We believe our private label products build and enhance the Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

Product Innovation

Our stores feature a curated selection of differentiated products that resonate with our target customers. Since our founding, Sprouts has carried a wide selection of innovative natural and organic brands that align with our mission to inspire healthy living for everyone. Our centralized buying strategy has always put niche brands first, and we have nurtured and grown many once-shoestring brands that now serve as category leaders. As we continue to grow, we are committed to growing our relationships with niche vendors to bring their unique, quality products to the millions of shoppers who visit our stores every week. Sprouts is on the forefront of food innovation and has paved the way for natural food trends for two decades. We embrace product innovation, and our stores serve as an incubator for growth across the natural foods industry, highlighting new and differentiated items in our innovation center merchandising displays.

In 2021, we have launched more than 5,700 new and unique branded and private label products, focused purely on innovation and taste. We feature thousands of responsibly sourced products with certifications and attributes that are desired by our target customer base, including organic, paleo, keto, plant-based, non-GMO, fair trade, gluten-free, vegan, grass-fed, raw and humane certified. We will continue to lead in product innovation to bring more new, innovative offerings into every department of our stores.

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

As a pillar of our long-term growth strategy, we expect to create an advantaged supply chain and aspire to locate our distribution centers within 250 miles of the majority of our stores. With the opening of two new distribution centers in 2021, we currently have seven distribution centers, with two located in California and one located in each of Arizona, Texas, Georgia, Colorado and Florida. The increased proximity of our distribution centers to our stores has allowed us to deliver on our fresh commitment to our customers, by sourcing more from products from local farmers and improving efficiencies in our distribution process.

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

KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 44%, 42% and 40% of our total purchases in fiscal 2021, 2020, and 2019, respectively. Another 3% of our total purchases in each of fiscal 2021, 2020 and 2019 were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”). Our primary supplier of meat and seafood accounted for approximately 13% of our total purchases in each of fiscal 2021, 2020 and 2019. See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising

Pricing

As a farmers market style store, we emphasize low prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers. We position our prices with everyday value for our customers with regular promotions that drive traffic and trial.

Marketing and Advertising

During 2020 as part of our long-term growth strategy to refine our brand and marketing approach, we launched our new branding campaign: Sprouts, Where Goodness Grows. This campaign, which launched on television, social, digital and radio media, is meant to drive home our farmers market experience by highlighting produce, the heart of our stores, and inspire our target customers to engage with our brand by focusing on our differentiation and innovation. In 2021, we executed on this strategy and expanded Sprouts’ marketing reach through digital channels and new partnerships sharing our brand and differentiated selection of innovative products and fresh produce to a growing audience.

We believe the launch of our new brand will reach more customers through our story telling on television and digital media than our prior approach of reaching customers by paper flyers, which we largely discontinued in 2020. During 2021, we garnered more than 215 million weekly digital flyer impressions, demonstrating that our leverage of digital media to reach customers and share what is new and unique at Sprouts resonates with the habits of today’s shoppers. We experienced a 76% increase in SMS subscribers and a 26% increase in email subscribers in 2021. Additionally, digital, TV and radio ads reached shoppers with 5.7 billion impressions, and we ended the year with 2.1 million followers across all social platforms. Leveraging digital communications targeted to specific geographic areas also provides us with greater flexibility to offer different promotions and respond to local competitive activity and allows us to make our customers aware of what is new and different in our stores in real time.

Sprouts continues to educate and reach shoppers through social partnerships, special content and sponsorships. Among our 2021 highlights:

•
We worked with 350 social influencers from coast-to-coast last year who shared what they love about Sprouts in their own words to their unique followers.
•
In October, we hosted our first-ever virtual wellness panel, and it gained the interest of shoppers with more than 19,000 RSVPs and addressed anxiety, inflammation and immune health with tips and words from experts.
•
Sprouts announced its first ever back-of-jersey sponsorship with the Angel City Football Club, Los Angeles’ first-ever National Women’s Soccer League team. A portion of the partnership funds are being allocated to support local causes that provide fresh food access and further children’s nutrition education throughout Los Angeles.
•
Sprouts also partnered with MyFitnessPal as the online platform’s first retail sponsor. Through healthy recipes and articles, more than 21 million users interacted with the sponsored content, and over 79,000 users participated in a 30-day healthy eating challenge.
•
In conjunction with the Arizona State University athletic department, Sprouts developed two unique nutrition centers that support the health of more than 600 student athletes across 26 sports.

We developed and maintain the Sprouts app on which we include digital coupons and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers, highlight our product offerings and offer special deals. Our website and app also feature online ordering for delivery and pickup. We offer home deliveries from our stores through partner services in all of our markets nationwide, as well as “click and collect” pickup service at all of our stores. We will continue to explore mobile and digital opportunities to further connect with our customers and leverage data for better customer insights.

Our Customers

We have employed deep research to understand our target customer, what occasions drive purchases, what they buy and where they buy it. Our research yielded a better understanding that our target customer is comprised of two specific groups: health enthusiasts and experience seekers, and we are focusing on these groups in our long-term growth strategy.

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

Environmental, Social and Governance

Central to our identity is a genuine commitment to social and environmental responsibility. We care deeply about the health and well-being of our customers, team members, communities and our planet. We work collaboratively with our supply chain partners, community organizations, and industry experts to understand our material impacts and prioritize where we direct our environmental, social and governance ("ESG") efforts to maximize our influence. Through this materiality review with internal and external stakeholders, we intend to focus our efforts on sustainable and responsible sourcing, plastics and packaging reduction and carbon emission reduction.

Our 2021 ESG highlights included:

•
Achieved 24% of total sales from organic products;
•
Adopted standards aligned with the Better Chicken Commitment to improve broiler chicken welfare meaningfully and measurably;
•
Sourced all shell and liquid eggs sold in our stores from cage-free, organic, or free-range farms as of December 2021;
•
Recovered 78% of food waste, and donated the equivalent of 26 million meals;
•
Recycled more than 500 tons of plastic from customer returned bags and in-store use;
•
Reduced carbon emissions by 10% per square foot from 2019; and
•
Engaged a third-party consultant to assist with setting a science-based target for greenhouse gas emission reduction.

Based on our ESG accomplishments, we received a rating of AAA in the 2021 MSCI ESG Ratings assessment. The AAA rating represents the highest on the scale and signifies a company leading its industry in managing the most significant ESG risks and opportunities. For more information on our ESG efforts and reporting, including our most recent ESG reports, please visit about.sprouts.com/sustainability/. The information contained on or accessible through our website and in our ESG reports is not incorporated by reference into this Annual Report on Form 10-K.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on promoting nutrition education and increasing access to fresh, nutritious food in communities where Sprouts operates. Since the Foundation’s inception, it has awarded $15 million in donations to more than 380 non-profit organizations and hosted an estimated 200 volunteer service projects. Sprouts fully funds the Foundation’s programs directly. For more information on our Foundation, please visit about.sprouts.com/sprouts-foundation/.

Human Capital Management

At Sprouts, we are proud of our “People Powered, Purpose Driven” culture focused on improving the health of the communities we serve. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates and retaining team members that have a love of food, pride themselves on service excellence, and share our purpose driven culture. We build on our targeted recruitment efforts with robust training on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every store. As of January 2, 2022, we had approximately 31,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

2021 Highlights. Despite the ongoing challenges that occurred during 2021 related to the COVID-19 pandemic, we are proud of the following achievements during the year:

•
We finalized three core values that will intentionally shape our culture and act as a lens to guide the decisions we make. The values will inform our behaviors and actions to create a sense of inclusion and belonging.
•
As one of the fastest growing specialty retailers of fresh, natural and organic food in the country, we created 1,300 new jobs in 2021 through new store openings.
•
Additionally, we promoted 6,900 team members and filled 79% of store manager positions with internal candidates.
•
Team members saved approximately $17.4 million through store discounts.
•
We awarded 75 scholarships to team members and dependents, equating to more than $1.5 million in scholarships since our scholarship program began.

Total Rewards. We are proud to offer our team members competitive pay, store discounts, and opportunities for professional growth. We regularly assess prevailing wages in the markets in which we operate and offer competitive wages and benefits as we believe engaged team members contribute to consumer satisfaction. Our total rewards program features the following:

•
We have a quarterly bonus plan for which all store team members are eligible.
•
We offer a paid sick time policy for all team members and offer generous leave programs.
•
Beginning in 2021, all hourly team members are eligible for semi-annual reviews and merit increases.
•
We offer team members the opportunity to participate in the Western Association of Food Chains’ Retail Management Certificate Program that provides the core skills and knowledge to move into a management role in the retail industry. During 2021, 129 Sprouts team members enrolled in this program, and 13 team members graduated from the program.
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
•
We are offering our team members up to two hours of paid time off to receive each dose of the COVID-19 vaccine and enhanced our paid sick time off to support our team members during the pandemic.

Education, Training and Safety. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 31,000 team members. To grow the next generation of leaders at Sprouts, we have developed a Leadership Training Model for high-potential internal team members to take their careers to the next level, and to on-board store managers new to Sprouts. In 2021, we had 17 Leadership graduates totaling more than 4,000 hours in training. We have also partnered with an industry-leading virtual reality technology firm to implement cutting-edge virtual reality training in all of our stores in 2021. Our store team members completed over 585,000 hours of in-store training in 2021, and due to the COVID-19 pandemic, certain traditional training programs transitioned to webinars and learning modules.

We are committed to maintaining a safe environment for our team members and customers. Our stores implement various programs to reduce and eliminate hazards, resulting in a safer workplace and improved shopping experience. In 2021, our stores reported a 22% reduction in non-COVID worker compensation claims over the prior year.

Diversity and Inclusion. We pride ourselves on supporting an inclusive, respectful, and caring culture throughout our organization. In 2021, approximately 51% of our team members were female and approximately 48% of our team members were ethnically diverse, which we believe to be in-line or slightly better than our grocery peers. Further, of our promotions across all store roles, 54% were awarded to female team members and 49% were awarded to ethnically diverse team members. We conduct formal talent review and succession planning to identify top talent and intentionally make hiring and promotional decisions that consider inclusion of team members from underrepresented backgrounds. In 2021, Sprouts launched its first team member resource group "Inspiring Women at Sprouts" to continue to build a culture of inclusion and belonging.

Growing Our Business

As part of our long-term growth plan, we plan to expand our store base with at least 10% annual unit growth beginning in 2023. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway for us to achieve our growth target.

We intend to continue to focus our growth on areas where we have a large concentration of stores, such as California and Texas, while building out our newer markets, such as Florida and the Mid-Atlantic region, to achieve a larger concentration of stores. We have opened 12, 22 and 28 new stores in fiscal 2021, 2020 and 2019, respectively. We expect to continue to expand our store base with approximately 15 to 20 store openings planned for fiscal 2022. Beyond 2022, we expect to begin targeting at least 10% annual unit growth, subject to the impact of supply chain disruptions which delayed a number of our new store openings in 2021.

The below diagram shows our store footprint, by state, as of January 2, 2022.

WA
4
NV
14
UT
5
CO
32
CA
128
KS
5
MO
3
AZ
43
NM
9
OK
11
TX
47
LA
1
TN
6
AL
3
GA
18
SC
1
NC
5
VA
1
FL
29
PA
2
NJ
1
DE
1
MD
5

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

We have been successful across a variety of urban, suburban and rural locations in diverse geographies, from coast to coast, which we believe supports the portability of the Sprouts brand and store model into a wide range of markets. As we implement our long-term growth strategy, our future stores will feature a smaller box size than our recent vintages, generally between 21,000 and 25,000 square feet. By reducing our store square footage, we expect that our newer stores will have a lower cost to build and decreased occupancy and operating costs, while reducing non-selling space that will result in generally flat sales compared to our larger stores. We expect these cost reductions will allow us to deliver strong returns and continue to accelerate our growth.

See “Item 2. Properties” for additional information with respect to our store locations.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store fluctuate throughout the year and are typically highest in the first half of the fiscal year and lowest during the fourth quarter.

COVID-19 Pandemic

As COVID-19 has spread throughout the country, the situation has continued to evolve, including, more recently, the surge of variants resulting in record numbers of cases and evolving governmental requirements on vaccination and testing for employers. As we cycled periods of 2020 where our results benefited from the initial onset of the pandemic, we have reported declines in year over year net sales, comparable store sales growth and customer traffic. We have seen varying levels of inflation and experienced obstacles sourcing in certain categories resulting from product supply disruptions complicated by the pandemic. In addition, due to continued difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic, seven of our planned new store-openings in the fourth quarter of 2021 were delayed until 2022. In addition, the possible implementation of governmental vaccine mandates and testing requirements may cause additional costs and disruptions in workforce availability. The ultimate impact of the COVID-19 pandemic on our results of operations for future periods will depend on the length, severity and potential resurgence of the pandemic, vaccine efficacy, adoption and mandates, the emergence and severity of COVID-19 variants and governmental, team member and consumer actions taken in response, which we cannot predict. These uncertainties make it challenging for our management to estimate our future business performance. See “Risk Factors—The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” for additional information.

Our Competition and Industry

We operate within the competitive and highly fragmented grocery store industry which encompasses a wide array of food retailers, including large conventional independent and chain supermarkets, warehouse clubs, small grocery and convenience stores, and natural and organic, specialty, mass, discount and other food retail and online formats. Based on our industry experience, we believe our new stores capture market share from conventional supermarkets and specialty concepts in the supermarket segment.

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

Our competitors include conventional supermarkets such as Kroger, Albertsons and Safeway, and other food retailers such as Whole Foods, Natural Grocers by Vitamin Cottage and Trader Joe’s, as well as mass or discount retailers, warehouse membership clubs, online retailers such as Amazon, specialty stores, restaurants, and home delivery and meal solution companies. We believe Sprouts offers consumers a compelling value and differentiated products relative to our competitors and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of attribute-driven products along with exceptional customer engagement.

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

Regulatory Compliance

Our stores and online retail operations are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health, sanitation and food safety standards, food labeling, equal employment, minimum wages, data privacy, environmental protection, licensing for the manufacture, preparation and sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products by us and our vendors are subject to regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”) and the Environmental Protection Agency (“EPA”).

Food. The FDA has comprehensive authority to regulate the manufacture, labeling, distribution, sale, marketing and safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Similarly, the USDA’s Food Safety Inspection Service (“FSIS”) is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

Congress amended the FDCA in 2011 through passage of the Food Safety Modernization Act (“FSMA”), which greatly expanded FDA’s regulatory obligations over all actors in the supply chain. Industry actors continue to determine the best pathways to implement FSMA’s regulatory mandates and FDA’s promulgating regulations throughout supply chains, as most requirements are now in effect. Such regulations mandate participation in USDA's Hazard Analysis and Critical Control Points (“HACCP”) program or FDA's Hazard Analysis and Risk-Based Prevention Controls (“HARPC”) program, as applicable, which require that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.

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

Cosmetics. The FDA has comprehensive authority to regulate cosmetics under the FDCA and the Fair Packaging and Labeling Act (“FPLA”). No cosmetic product labeling or marketing may advertise any therapeutic use, such as treating or preventing disease, or claim to affect the structure or function of the body.

Homeopathic Products. The FDA has the authority to regulate homeopathic products. Under the FDCA, homeopathic products are subject to the same requirements related to approval, adulteration and misbranding as other drug products. There are no FDA-approved products labeled as homeopathic. any product labeled as homeopathic is being marketed in the U.S. without FDA evaluation for safety or effectiveness.

Food, Cosmetics, Homeopathic Product and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods, cosmetics, homeopathic products and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of consent decrees and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

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

Our operations have generally stabilized since the onset of the crisis; however, the COVID-19 pandemic has strained our entire supply chain, store operations and merchandising functions. We have encountered varying degrees of difficulties and delays in obtaining certain products from our distributors, delivering products to our stores and adequately staffing our stores and distribution centers. If we are unable to continue to source, transport and stock products in our stores or to maintain adequate staffing levels in our stores and distribution centers due to disruptions caused by the COVID-19 crisis, we will be unable to maintain inventory levels and continue to operate our stores at levels to meet customer demand. Further, if we do not identify and source appropriate products in response to our customers’ evolving needs as the COVID-19 crisis evolves, we may lose existing customers and fail to attract new customers, which could cause our sales to decrease, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Measures taken by governmental authorities to reduce the transmission of COVID-19, including vaccine and testing mandates, may cause additional costs and disruptions in workforce availability. In addition, the COVID-19 pandemic has required and may continue to require us to make controversial decisions and recommendations about precautionary measures such as facial coverings, vaccinations and testing that could impact our results, including by impacting our brand, team member retention and satisfaction, and the willingness of customers to visit our stores.

Although our grocery store operations are generally deemed “essential” operations by federal, state and local authorities, any reimplementation of reduced operating hours and restrictions on the number of customers allowed in our stores at a given time to promote social distancing could negatively impact store traffic. Failure to comply with any governmental regulations promulgated in response to the COVID-19 crisis could result in costly litigation, enforcement actions and penalties. Store traffic may further decline as customers shop less frequently, choose other retail or online outlets to minimize potential exposure to COVID-19 or return to restaurants and other outlets to purchase and consume food as state economies have reopened. We have incurred incremental ecommerce fees from pre-pandemic levels as more customers adopt our digital solutions.

The full extent to which the COVID-19 pandemic impacts our business and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, emergence of variants and the actions necessary to contain COVID-19 or treat its impact.

Supply chain disruptions have delayed our store growth plans.

Due to continued difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic, seven of our planned new store-openings in the fourth quarter of 2021 were delayed until 2022. We may continue to experience delays in our new store openings until disruptions to the global supply chain have been resolved, the timing of which is uncertain.

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

In addition, prolonged inflation or deflation can impact our business. Food inflation, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. As a result, our operating results and financial condition could be materially adversely affected. Food deflation across multiple categories, particularly in produce and proteins, could also reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales.

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

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 21% and 22% of our net sales in fiscal 2021 and 2020, respectively. Despite temporary challenges related to the COVID-19 pandemic, we have generally not experienced significant difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards. However, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions (including the potential effects of climate change), any of which can lower crop yields and reduce crop size and quality. This could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

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

As of January 2, 2022, we operated 128 stores in California, making California our largest market representing 34% of our total stores in fiscal 2021. We also have store concentration in Texas, Arizona and Colorado, operating 47, 43 and 32 stores in those states, respectively, and representing 13%, 11% and 9% of our total stores in fiscal 2021, respectively. As we execute our long-term growth strategy, we may become even more concentrated in these markets. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; regulation; wage increases; changes in economic conditions; floods, prolonged droughts, windstorms such as tornados, cyclones, hurricanes and tropical storms, winter storms or other severe weather conditions (whether or not caused by climate change); and other catastrophic occurrences, such as pandemics, earthquakes or wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, full or partial loss of power in our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products whether from self or third-party distribution, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

Fluctuations in commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities. Many commodity prices are subject to significant fluctuations and may be impacted by tariffs and inflation. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us, and price decreases may result in our competitors reducing retail prices on items containing such ingredients. If we are unable to mitigate these fluctuations, our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

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

To support our growth strategy, we must have sufficient capital to continue to make significant investments in our new and existing stores and advertising. If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategy may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition or prospects.

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

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of our long-term growth strategy depends upon a number of factors, including our ability to effectively achieve a level of cash flow or obtain necessary financing to support our expansion; find suitable sites for new store locations; negotiate and execute leases on acceptable terms; secure and manage the inventory necessary for the launch and operation of our new stores; hire, train and retain skilled team members; promote and market new stores; successfully execute and gain customer acceptance of our new store format; and address competitive merchandising, distribution, operational and other challenges encountered in connection with expansion into new geographic areas and markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions. Our ability to grow through strategic acquisitions will depend upon our ability to identify suitable targets and negotiate acceptable terms and conditions for their acquisition, as well as our ability to obtain financing for such acquisitions, integrate the acquired stores into our existing store base and retain the customers of such stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth strategy.

We opened 12 and 22 stores in fiscal 2021 and 2020, respectively, and we currently expect to open approximately 15 to 20 new stores in 2022. Beyond 2022, we expect to achieve 10% annual unit growth, including penetration of new markets with a greater concentration of new stores. However, we may not achieve this expected level of new store growth due to supply chain disruptions or otherwise. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

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

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 44% and 42% of our total purchases in fiscal 2021 and 2020, respectively. Our current primary contractual relationship with KeHE continues through July 18, 2025 and provides that KeHE will be our primary supplier for all of our stores. Our primary supplier of meat and seafood products accounted for approximately 13% of our total purchases in both fiscal 2021 and 2020, respectively. Due to this concentration of purchases from a small number of third-party suppliers, the cancellation of our distribution arrangements or the disruption, delay or inability of our suppliers to deliver product to our stores in quantities or within service parameters that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels. Another 3% of our total purchases in both fiscal 2021 and 2020, respectively, were made through our secondary supplier of dry grocery and frozen food products, UNFI. Our current contractual relationship with UNFI continues through September 30, 2022. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic. Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We may not be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.

We self-distribute our produce through seven distribution centers located in Arizona, Texas, northern California, southern California, Georgia, Colorado and Florida. As we further expand our geographic footprint, we may require additional distribution centers. Any unanticipated or unusual expenses or significant interruption or failure in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers into our supply chain network, inability of our new distribution centers to perform as expected or contractual disputes with third-party service providers could result in increased expenses and adversely impact our ability to distribute produce and other products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand, as well as increased costs from third-party service providers. While we maintain business interruption and property insurance, if the operation of our distribution centers or transportation network were interrupted for any reason, causing delays in shipment of product to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, unexpected delays in deliveries from vendors that ship directly to our stores or increases in distribution and transportation costs (including through increased fuel costs) could have a material adverse effect on our financial condition, results of operations and cash flows. Labor shortages, work stoppages or wage increases in the transportation or other industries, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries or increased costs could negatively affect our business.

Disruptions to, security breaches or non-compliance involving, our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues.

We rely extensively on information technology systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources, store operations and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware attacks, catastrophic events, and usage errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased both in frequency and breadth. In response, we have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Significant expenditures could be required to remedy future cybersecurity problems and protect against future breaches. Additionally, compliance with current and future applicable U.S. privacy, cybersecurity and related laws, including for example the California Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), can be costly and time-consuming. These costs could have a material adverse effect on our business, and our efforts may not meaningfully limit the success of future attempts to breach our information technology systems.

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
•
translate market trends into appropriate, innovative, saleable product and service offerings in our stores before our competitors; and
•
develop and maintain vendor and service provider relationships that provide us access to the newest on-trend merchandise and customer engagement options on reasonable terms.

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

The food retail industry is labor intensive. Our continued success is dependent upon our ability to attract and retain qualified team members in our stores and at our regional and store support offices who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. Due to concerns around COVID-19 and other factors, we have experienced, and could continue to experience, a shortage of labor for store positions. Such labor shortages could be further exacerbated by expanded COVID-19 vaccination or testing requirements. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer engagement to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain team members capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our team members or team member wages may adversely affect our business, results of operations, cash flows or financial condition.

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

We use a combination of insurance and self-insurance plans to provide for potential liabilities, including for workers’ compensation, general liability (including, in connection with legal proceedings described under “—Legal proceedings could materially impact our business, financial condition, results of operations and cash flows” below), property insurance, director and officers’ liability insurance, vehicle liability and team member health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of January 2, 2022, we had outstanding indebtedness of $250.0 million under our credit agreement (referred to as the “Amended and Restated Credit Agreement”). We may incur additional indebtedness in the future, including borrowings under our Amended and Restated Credit Agreement. Our indebtedness, any additional indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

Financial Reporting, Legal and Other Regulatory Risks

We, as well as our vendors, are subject to numerous laws and regulations and our compliance with these laws and regulations may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks, or otherwise adversely affect our business, reputation, results of operations, cash flows and financial condition.

Enforcement. Both FDA and USDA have broad authority to enforce their applicable provisions relating to the safety, labeling, manufacturing, distribution and promotion of foods, cosmetics, homeopathic and dietary supplements, including powers to issue a public warning letter to a company, publicize information about adulterated or misbranded products, institute an administrative detention of products, request or order a recall of food from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution.

Dietary Supplement, CBD and Homeopathic Product Risks. Our sales of dietary supplements are regulated by FDA. However, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers for selling products that fail to adhere to requirements under FDCA, as amended by DSHEA. While FDCA provides FDA with the authority to remove products from the market that are adulterated or misbranded, state actors, and the Plaintiffs’ Bar have been targeting retailers and manufacturers of dietary supplements for failing to adhere to current good manufacturing practices and for false or misleading product statements. As a retailer of certain topical or ingestible cannabidiol (“CBD”) products, the FDA also has the authority to remove from the market any CBD product if it is adulterated, its labeling is false or misleading, it is otherwise misbranded, or if it violates any other FDCA or FDA requirement or regulation. This enforcement authority extends to states that have legalized and regulated the distribution of CBD products. The FDCA also provides FDA with the authority to remove homeopathic products from the market that are adulterated or misbranded or contain improper or excessive amounts of active ingredients. Further marketing homeopathic products with quality issues have also been targets for litigation.

Advertising and Product Claims Risks. In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the oversight of the FTC and pursuant to the consumer protection statutes of some states. Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition), and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or costly litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Organic and GMO Claims. We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. Additionally, the USDA has promulgated regulations that require disclosure of whether food offered for sale contains bioengineered (GMO) ingredients. Implementation began in January 2022.

FSMA Implementation Costs. FSMA directed an historic shift at FDA from the agency reacting to and solving problems in the food supply chain to preventing contamination of food before it occurs. FSMA accomplished this goal by overhauling FDA’s current food safety program to require all actors in the food supply chain to expand their safety programs and record keeping processes. FSMA’s continued implementation and FDA’s own development in understanding effective ways to enforce FSMA provisions could delay the supply of certain products or result in certain products being unavailable to us for sale.

Ecommerce Platform and Third-Party Risks. Our online order ecommerce platform is subject to the same laws and regulations as our retail operations. Product statements made on our website must be in accordance with labeling requirements. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legal requirements. In general, we seek representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

We are also subject to laws and regulations more generally applicable to retailers. Compliance with or changes to such laws and regulations may increase our costs, limit or eliminate our ability to sell certain products or otherwise adversely affect our business, reputation, results of operations, financial condition or cash flows.

We are subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know, data privacy, consumer protection and alcoholic beverage sales. Due to the COVID-19 pandemic, we are subject to additional governmental regulations and health guidelines, as well as other voluntary safety protocols. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required permits, approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

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

Our operations, which are characterized by a high volume of customer traffic and data collection and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, data security and privacy, accessibility and other legal actions in the ordinary course of our business, including litigation arising from the COVID-19 pandemic, food-related illness or product labeling. In addition, our team members may, from time to time, bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows.

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

We have a significant amount of goodwill and other intangible assets. As of January 2, 2022, we had goodwill and intangible assets of approximately $368.9 million and $185.0 million, respectively, which represented approximately 13% and 6% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, an immediate charge to earnings would be recorded for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill, which would adversely affect our operating results.

Our nutrition-oriented educational activities may be impacted by government regulation or our inability to secure adequate liability insurance.

We provide nutrition-oriented information to our customers, and these activities may be subject to state and federal regulation and oversight by professional organizations or misconstrued by our customers as medical advice. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that (i) does not, in the FDA’s view, accurately present such information, (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information or (iii) impermissibly promotes drug-type disease-related benefits. If our team members or third parties we engage to provide this information do not act in accordance with regulatory requirements, we may become subject to penalties or litigation that could have a material adverse effect on our business. We believe we are currently in compliance with relevant regulatory requirements. However, we cannot predict the nature of future government regulation and oversight, including the potential impact of any such regulation on this activity. Furthermore, the availability of professional liability insurance or the scope of such coverage may change, or our insurance coverage may prove inadequate, which may adversely impact the ability of our customer educators to provide some information to our customers. The occurrence of any such developments could negatively impact the perception of our brand, our sales and our ability to attract new customers.

Common Stock Ownership Risks

Our stock price may be volatile, and you may not be able to resell your shares at or above the price you paid for them or at all.

There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price or liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management.

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
•
inability of our stockholders to call special meetings of stockholders, which may delay the ability of our stockholders to force consideration of a proposal or the ability of holders controlling a majority of our capital stock to take action, including the removal of directors; and
•
required advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to the board.

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

Since we do not expect to pay any cash dividends in the near future, investors may be forced to sell their stock in order to obtain a return on their investment.

Although we regularly evaluate our capital structure and opportunities to create value for our investors, we do not anticipate declaring or paying in the near future any cash dividends on our capital stock. Instead, we plan to retain any earnings to finance our operations and growth plans. In addition, our Amended and Restated Credit Agreement contains covenants that we must satisfy in order to pay cash dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We seek to select sites for our store locations in markets with growth potential where our target customers and supply chain capabilities intersect. As of January 2, 2022, we had 374 stores located in 23 states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Jersey	1
Arizona	43	New Mexico	9
California	128	North Carolina	5
Colorado	32	Oklahoma	11
Delaware	1	Pennsylvania	2
Florida	29	South Carolina	1
Georgia	18	Tennessee	6
Kansas	5	Texas	47
Louisiana	1	Utah	5
Maryland	5	Virginia	1
Missouri	3	Washington	4
Nevada	14

In fiscal 2021, we opened 12 new stores. In fiscal 2020, we opened 22 new stores.

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

As of January 2, 2022, we utilized seven distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

Facility	State	Square Footage*
Corporate Office	Arizona	96,000
Distribution Center	Arizona	129,000
Distribution Center	California	123,000
Distribution Center	California	110,000
Distribution Center	Colorado	134,000
Distribution Center	Florida	134,000
Distribution Center	Georgia	100,000
Distribution Center	Texas	117,000

* Rounded to the nearest 1,000 square feet

We lease our corporate office and our distribution centers in Arizona, Colorado, Florida and Texas from unaffiliated third parties; our remaining three distribution centers are leased or owned by our third-party logistics providers. See “Business – Sourcing and Distribution” for additional information with respect to our distribution centers.

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

See Note 18, “Commitments and Contingencies” to our Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 22, 2022 was 26. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

Although we regularly evaluate our capital structure and opportunities to create value for our stockholders, since we became a publicly traded company on August 1, 2013, we have not declared or paid, and do not anticipate declaring or paying in the near future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our Amended and Restated Credit Agreement contains covenants that we must satisfy in order to pay cash dividends.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended January 2, 2022.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may be purchased under the plans or programs (2)
Oct 4, 2021 - Oct 31, 2021	896,851	$22.30	896,851	$142,516,000
Nov 1, 2021 - Nov 28, 2021	284,907	$25.24	284,907	$135,324,000
Nov 29, 2021 - Jan 2, 2022	874,562	$27.06	874,562	$111,657,000
Total	2,056,320		2,056,320
(1)
Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2021.
(2)
On March 3, 2021, our board of directors authorized a $300 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through March 3, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and January 2, 2022, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on January 1, 2017 was the closing sale price on that day of $18.92 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Sprouts Farmers Market, Inc. under the Securities Act or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 filed with the SEC on February 25, 2021, which provides comparisons of fiscal 2020 and fiscal 2019, and which is incorporated by reference herein. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Since our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 374 stores in 23 states as of January 2, 2022, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 2, 2022, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, through acquisitions to the Sprouts banner. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations.

Outlook

In 2020, we announced the initial steps of our new long-term growth strategy that we believe will transform our company and drive profitable growth. We are executing on this strategy, focusing on the following areas:

•
Win with Target Customers. We are focusing attention on our target customers, identified through research as ‘health enthusiasts’ and ‘experience seekers’, where there is ample opportunity to gain share within these customer segments. We believe our business can continue to grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by providing a full omnichannel offering through delivery or pickup via our website or the Sprouts app.
•
Update Format and Expand in Select Markets. We are beginning to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. In 2021, we opened three stores and remodeled one store featuring our new format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of at least 10% annual unit growth beginning in 2023.
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
•
Refine Brand and Marketing Approach. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are investing savings from removing our print ad into increasing customer engagement through digital and social connections, driving additional sales growth and loyalty.
•
Deliver on Financial Targets and Box Economics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. With the implementation of our strategy, we have significantly improved our margin structure above our 2019 baseline.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2021 was a 52-week year ending on January 2, 2022. Fiscal 2020 was a 53-week year ending on January 3, 2021. Fiscal 2019 was a 52-week year ending on December 29, 2019.

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

We monitor our comparable store sales growth to evaluate and identify trends in our sales performance. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following the store’s opening and to exclude sales from a closed store from comparable store sales on the day of closure. This practice may differ from the methods that other retailers use to calculate similar measures. To account for the 53rd week in fiscal 2020, when computing comparable store sales growth, we shifted each week back one week, thereby ignoring the first week of fiscal 2020 to better align holidays for comparable purposes.

Historically, our net sales have increased as a result of new store openings and comparable store sales growth. However, as we cycled periods of 2020 where our results benefitted from the initial onset of the COVID-19 pandemic, we reported declines in 2021 year over year net sales and comparable store sales growth. Additional factors that influence comparable store sales growth and other sales trends include:

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

Cost of sales and gross profit

Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs and supplies. Cost of sales also includes depreciation and amortization expense for distribution centers and supply chain-related assets. Merchandise incentives received from vendors, which are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may periodically affect our gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions.

Our cost of sales and gross profit are correlated to sales volumes. As sales increase, gross margin is affected by the relative mix of products sold, pricing and promotional strategies, inventory shrinkage and leverage of fixed costs of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, store occupancy costs (including rent, property taxes, utilities, common area maintenance and insurance), advertising costs, buying costs, pre-opening and other administrative costs.

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

Factors Affecting Comparability of Results of Operations

COVID-19 Pandemic

Our results of operations for the year ended January 3, 2021 were impacted by increased demand from our customers initially stockpiling groceries and wellness products at the onset of the COVID-19 pandemic and continuing to consume more food at home throughout the year as restaurants were not fully reopened to pre-pandemic levels, and we in turn made significant investments in compensation, benefits and personal protective equipment for our front-line store team members, as well as enhanced store sanitation procedures. We also incurred increased ecommerce fees as consumers increasingly used online shopping alternatives to purchase our products during the pandemic. Conversely, as we cycled periods of 2020 where our results benefited from the initial onset of the COVID-19 pandemic, our results of operations for the year ended January 2, 2022 reflect declines in year over year net sales and comparable store sales growth as stockpiling behaviors declined and state economies reopened to pre-pandemic levels throughout the country during the year.

Additional Week in 2020

Fiscal 2020 consisted of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in “—Comparison of Fiscal 2021 to Fiscal 2020” below.

Results of Operations for Fiscal 2021, 2020 and 2019

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Fiscal 2021 and Fiscal 2019 consisted of 52 weeks, while Fiscal 2020 consisted of 53 weeks.

	Fiscal 2021	Fiscal 2020	Fiscal 2019
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$6,099,869	$6,468,759	$5,634,835
Cost of sales	3,890,657	4,089,470	3,740,017
Gross profit	2,209,212	2,379,289	1,894,818
Selling, general and administrative expenses	1,748,205	1,863,869	1,549,707
Depreciation and amortization (exclusive of depreciation included in cost of sales)	122,258	124,124	120,491
Store closure and other costs, net	4,673	(369)	7,260
Income from operations	334,076	391,665	217,360
Interest expense, net	11,684	14,787	21,192
Income before income taxes	322,392	376,878	196,168
Income tax provision	78,235	89,428	46,539
Net income	$244,157	$287,450	$149,629

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Other Operating Data:
Comparable store sales growth	(6.7)%	6.9%	1.1%
Stores at beginning of period	362	340	313
Opened (1)	12	22	28
Closed	—	—	(1)
Stores at end of period	374	362	340
(1)
Stores opened is exclusive of one store relocation during fiscal 2021 and 2019.

Comparison of Fiscal 2021 to Fiscal 2020

Net sales

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Net sales	$6,099,869	$6,468,759	$(368,890)	(6)%
Comparable store sales growth	(6.7)%	6.9%

Net sales during 2021 totaled $6.1 billion, decreasing 6% over the prior fiscal year. The sales decrease was primarily due to a 6.7% decrease in comparable store sales as a result of cycling the elevated demand driven by the COVID-19 pandemic in the prior year, as well as the 53rd week in 2020. These decreases were partially offset by sales from new stores. Comparable stores contributed approximately 97% of total sales for 2021 and approximately 92% for the prior fiscal year.

Cost of sales and gross profit

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Net sales	$6,099,869	$6,468,759	$(368,890)	(6)%
Cost of sales	3,890,657	4,089,470	(198,813)	(5)%
Gross profit	2,209,212	2,379,289	(170,077)	(7)%
Gross margin	36.2%	36.8%	(0.6)%

Gross profit decreased during 2021 compared to 2020 by $170.1 million to $2.2 billion. Gross margin decreased by 0.6% to 36.2%, compared to 36.8%. The decreases were primarily driven by the decreased sales volume resulting from cycling elevated demand in the prior year period due to the COVID-19 pandemic. The impact of the 53rd week in the prior year on gross margin was insignificant.

Selling, general and administrative expenses

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,748,205	$1,863,869	$(115,664)	(6)%
Percentage of net sales	28.7%	28.8%	(0.1)%

Selling, general, and administrative expenses decreased $115.7 million or 6% as compared to 2020 due to lower compensation and other COVID-19 driven costs in the current year and reduced costs from the 53rd week in 2020, partially offset by new stores opened since the comparable period in the prior year.

Depreciation and amortization

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$122,258	$124,124	$(1,866)	(2)%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores. As a percentage of net sales, depreciation and amortization expenses (exclusive of depreciation included in cost of sales) increased slightly to 2.0% from 1.9% as a result of sales deleverage. The impact of the 53rd week in 2020 on depreciation and amortization was insignificant.

Store closure and other costs, net

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Store closure and other costs, net	$4,673	$(369)	$5,042	1366%
Percentage of net sales	0.1%	—	0.1%

Store closure and other costs, net in 2021 of $4.7 million includes $4.8 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets. Store closure and other costs, net in 2020 primarily represented a recognized gain on the assignment of the lease for one of our closed locations in the first quarter of 2020, partially offset by ongoing activity associated with our closed store locations.

Interest expense, net

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Long-term debt	$4,601	$8,864	$(4,263)	(48)%
Capital and financing leases	906	970	(64)	(7)%
Deferred financing costs	564	575	(11)	(2)%
Interest rate hedge and other	5,613	4,378	1,235	28%
Total interest expense, net	$11,684	$14,787	$(3,103)	(21)%

The decrease in interest expense, net was primarily due to the decrease in the average balance outstanding under the Amended and Restated Credit Agreement. This was partially offset by the interest expense paid as a result of an unfavorable interest rate swap. See Note 13, “Long-Term Debt and Finance Lease Liabilities” and Note 21, “Derivative Financial Instruments.”

Income tax provision

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Income tax provision	$78,235	$89,428	(11,193)	(13)%
Effective tax rate	24.3%	23.7%	0.6%

Income tax provision decreased by $11.2 million to $78.2 million for 2021 from $89.4 million for 2020, primarily related to a decrease in income before income taxes. The effective income tax rate increased to 24.3% in 2021 from 23.7% in 2020 primarily due to benefits recognized from amended returns in 2020, partially offset by increased charitable contribution deductions in 2021.

Net income

	Fiscal 2021	Fiscal 2020	Change	% Change
	(dollars in thousands)
Net income	$244,157	$287,450	$(43,293)	(15)%
Percentage of net sales	4.0%	4.4%	(0.4)%

Net income decreased $43.3 million primarily due to decreased net sales and unfavorable margin impact, partially offset by lower selling, general and administrative expenses. Net income growth was also negatively impacted by the benefit of the 53rd week in 2020.

Diluted earnings per share

	Fiscal 2021	Fiscal 2020	Change	% Change
	(shares in thousands)
Diluted earnings per share	$2.10	$2.43	$(0.33)	(13)%
Diluted weighted average shares outstanding	116,077	118,224	(2,147)

The decrease in diluted earnings per share of $0.33 was driven by lower net income, partially offset by fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

We define ROIC as net operating profit after-tax (“NOPAT”), including the effect of operating leases, divided by average invested capital. Operating lease interest represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as a finance lease (capital lease prior to adoption of ASC 842). The assumed ownership and associated interest expense are calculated using the discount rate for each lease as recorded as a component of rent expense within selling, general and administrative expenses. Invested capital reflects a trailing twelve-month average.

As numerous methods exist for calculating ROIC, our method may differ from methods used by other companies to calculate their ROIC. It is important to understand the methods and the differences in those methods used by other companies to calculate their ROIC before comparing our ROIC to that of other companies.

Our calculation of ROIC for the fiscal years indicated was as follows:

	2021	2020(1)	2019
	(dollars in thousands)
Net income (2)	$244,157	$287,450	$149,629
Special items, net of tax (3), (4)	—	6,565	377
Interest expense, net of tax (4)	8,848	11,272	16,214
Net operating profit after-tax (NOPAT)	$253,005	$305,287	$166,220

Total rent expense, net of tax (4)	150,047	146,630	129,748
Estimated depreciation on operating leases, net of tax (4)	(88,015)	(80,944)	(61,898)
Estimated interest on operating leases, net of tax (4), (5)	62,032	65,686	67,850
NOPAT, including effect of operating leases	$315,037	$370,973	$234,070

Average working capital	193,900	101,622	37,505
Average property and equipment	712,496	735,651	737,851
Average other assets	568,744	567,188	567,554
Average other liabilities	(101,339)	(100,531)	(120,521)
Average invested capital	$1,373,801	$1,303,930	$1,222,389

Average operating leases (6)	1,222,513	1,196,822	1,185,080
Average invested capital, including operating leases	$2,596,314	$2,500,752	$2,407,469

ROIC, including operating leases	12.1%	14.8%	9.7%

(1)
Fiscal 2020 includes 53 weeks.
(2)
Net income amounts represent total net income for the past four trailing quarters.
(3)
2020 special items include professional fees related to our strategic initiatives. 2019 special items include the direct costs associated with store closure.
(4)
Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(5)
2021, 2020 and 2019 estimated interest on operating leases is calculated by multiplying operating leases by the 6.7%, 7.2% and 7.5% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(6)
2021 and 2020 average operating leases represents the average net present value of outstanding lease obligations over the trailing four quarters. 2019 average operating leases represents the net present value of outstanding operating lease obligations.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash, cash equivalents and restricted cash at end of period	$247,004	$171,441	$86,785
Cash from operating activities	$364,799	$494,035	$355,210
Cash used in investing activities	$(102,378)	$(121,968)	$(183,232)
Cash used in financing activities	$(186,858)	$(287,411)	$(87,441)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Amended and Restated Credit Agreement, interest on our Amended and Restated Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities decreased $129.2 million to $364.8 million in 2021 compared to $494.0 million in 2020. The decrease in cash flows from operating activities is primarily a result of changes in working capital in addition to a decrease in net income. The decrease in net income is primarily due to decreased net sales and unfavorable margin impact related to COVID-19, as well as the benefit of the 53rd week in the prior year.

Cash flows (used in)/ from operating activities from changes in working capital were ($13.2 million) in 2021, compared to $83.4 million in 2020. The decrease was primarily driven by the payout of incentive compensation amounts earned in the prior year and inventory stock recovery in the current year after levels were depleted during the height of the pandemic in the prior year.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments. Cash flows used in investing activities were $102.4 million and $122.0 million for 2021 and 2020, respectively. The decrease in cash flows used in investing activities is primarily due to fewer stores under construction in 2021 as compared to 2020.

We expect capital expenditures to be in the range of $150 - $170 million in 2022, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities. We do not have any material contractual commitments for future capital expenditures as of January 2, 2022.

Financing Activities

Cash flows used in financing activities were $186.9 million for 2021 compared to $287.4 million for 2020. During 2021, cash flows used in financing activities primarily consisted of $188.3 million for share repurchases. During 2020, cash flows used in financing activities primarily consisted of $288.0 million of payments on the Amended and Restated Credit Agreement.

Long-term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of January 2, 2022 and January 3, 2021.

See Note 13, “Long-Term Debt and Finance Lease Liabilities” for a description of our Amended and Restated Credit Agreement and our Former Credit Facility (as defined therein).

Share Repurchase Program

On March 3, 2021, the Company’s board of directors authorized a $300 million share repurchase program for its common stock.

The shares under the Company’s repurchase program may be purchased on a discretionary basis from time to time through March 3, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate our company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. We have used borrowings under our Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs. See Note 13, “Long-Term Debt and Finance Lease Liabilities” of our audited consolidated financial statements, contained elsewhere in this Annual Report on Form 10-K, for more details.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	January 2, 2022	January 3, 2021
Number of common shares acquired	7,416,357	—
Average price per common share acquired	$25.40	$—
Total cost of common shares acquired	$188,343	$—

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to January 2, 2022 and through February 24, 2022, we repurchased an additional 0.2 million shares of common stock for $5.7 million.

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

We were in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of January 2, 2022.

Our Amended and Restated Credit Agreement is defined and more fully described in Note 13, “Long-Term Debt and Finance Lease Liabilities” of our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

Our principal contractual obligations and commitments consist of obligations under our Amended and Restated Credit Agreement, interest on our Amended and Restated Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. See Note 13, “Long-Term Debt and Finance Lease Liabilities,” Note 7, "Leases," Note 18, "Commitments and Contingencies" and Note 15, "Self-Insurance Programs" to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for more information on the nature and timing of these obligations.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates, net of interest rate swaps. Interest payments through the March 27, 2023 maturity date of our Amended and Restated Credit Agreement based on the outstanding amounts as of January 2, 2022 and LIBOR rates in effect at the time of this filing, are estimated to be approximately $12.0 million. These payments are $10.3 million in 2022 and approximately $1.7 million thereafter.

Real estate obligations, including legally binding minimum lease payments for leases executed but not yet commenced, were $451.5 million as of January 2, 2022. These obligations are $4.1 million in 2022 and $447.4 million thereafter.

Our purchase commitments under noncancelable service and supply contracts that are enforceable and legally binding totaled $14.3 million as of January 2, 2022. These commitments are $7.9 million in 2022 and $6.4 million thereafter. Obligations under contracts that we can cancel without a significant penalty are not included in purchase commitments.

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

We believe that of our significant accounting policies, which are described in Note 3, “Significant Accounting Policies” to the audited consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve the most difficult, complex or subjective judgements: inventories, lease assumptions, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, and income taxes. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Inventories

We value our inventory at the lower of cost or net realizable value. The significant estimate used in inventory valuation is the estimate of inventory shrinkage.

Shrink expense is accrued as a percentage of sales based on historical shrink trends. We perform physical inventories regularly, and our shrink accrual represents the loss estimate since the last physical inventory date through the reporting date. Actual physical inventory losses could vary significantly from our estimates due to changes in market conditions and other internal or external factors.

We believe that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 2, 2022 and January 3, 2021.

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

Self-Insurance Reserves

We are self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. As of January 2, 2022, the consolidated self-insurance reserve balance was $50.5 million, of which a majority of the balance related to workers' compensation and general liability reserves. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. Our indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Our qualitative assessment considers factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, turnover in key management personnel and overall changes in macroeconomic environment.

Our impairment evaluation for our indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill. If our qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required and the asset is not impaired.

If our qualitative assessments indicate that it is more likely than not that the estimated fair value is less than carrying value, we compare the estimated fair value of the reporting unit or asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value. There are significant judgments and estimates in determining the estimated fair value of the reporting unit or asset; it is therefore possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

As of January 2, 2022, our consolidated goodwill balance was $368.9 million, and our consolidated indefinite-lived intangible assets balance was $185.0 million. No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2021, 2020 or 2019 because the fair value of those assets was substantially above carrying value.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. Our estimates of cash flows used to assess impairment involve significant judgment and are based upon assumptions on variables such as sales growth rate, gross margin, payroll and other controllable expenses. Application of alternative assumptions and definitions could produce significantly different results.

We recorded an impairment loss of $4.8 million and $4.1 million in 2021 and 2019, respectively, during the normal course of business. No impairment was recorded in 2020. See Note 3, “Significant Accounting Policies” and Note 6, “Property and Equipment”.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our accompanying audited consolidated financial statements located elsewhere in this Annual Report on Form 10-K, we have an Amended and Restated Credit Agreement that bears interest at a rate based in part on LIBOR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of January 2, 2022, each hundred basis point change in LIBOR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the one outstanding swap at January 2, 2022 and the two outstanding swaps at January 3, 2021 was $250.0 million, respectively, under which we pay a fixed rate and receive a variable rate of interest (cash flow swap). Taking into account the interest rate swaps, based on the $250.0 million principal outstanding under our Amended and Restated Credit Agreement as of January 2, 2022, each hundred basis point change in LIBOR would result in no change in interest expense annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 21, “Derivative Financial Instruments”).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 2, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Self-insurance Reserves

As described in Notes 3 and 15 to the consolidated financial statements, the Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. As of January 2, 2022, the Company’s recorded amounts for general liability, workers’ compensation and team member health benefit liabilities was $50.5 million, with the most significant portion of the reserve balance related to workers’ compensation and general liability self-insurance reserves. Management estimates the self-insurance reserves based on independent actuarial estimates, which are based on historical information and assumptions about future events. Management utilizes various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. When estimating the self-insurance reserves, several factors are considered by management, including (i) loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and (ii) expected loss costs, which include the expected frequency and severity of claim activity.

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

February 24, 2022

We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	January 2, 2022	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$245,287	$169,697
Accounts receivable, net	21,574	14,815
Inventories	265,387	254,224
Prepaid expenses and other current assets	35,468	27,224
Total current assets	567,716	465,960
Property and equipment, net of accumulated depreciation	716,029	726,500
Operating lease assets, net	1,072,019	1,045,408
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	13,513	14,698
Total assets	$2,923,115	$2,806,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,901	$139,337
Accrued liabilities	155,996	143,402
Accrued salaries and benefits	58,743	76,695
Current portion of operating lease liabilities	151,755	135,739
Current portion of finance lease liabilities	1,078	959
Total current liabilities	513,473	496,132
Long-term operating lease liabilities	1,095,909	1,069,535
Long-term debt and finance lease liabilities	259,656	260,459
Other long-term liabilities	36,306	40,912
Deferred income tax liability	57,895	58,073
Total liabilities	1,963,239	1,925,111
Commitments and contingencies (Note 18)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 111,114,374 shares issued and outstanding, January 2, 2022; 117,953,435 shares issued and outstanding, January 3, 2021	111	118
Additional paid-in capital	704,701	686,648
Accumulated other comprehensive loss	(3,758)	(8,474)
Retained earnings	258,822	203,001
Total stockholders’ equity	959,876	881,293
Total liabilities and stockholders’ equity	$2,923,115	$2,806,404

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net sales	$6,099,869	$6,468,759	$5,634,835
Cost of sales	3,890,657	4,089,470	3,740,017
Gross profit	2,209,212	2,379,289	1,894,818
Selling, general and administrative expenses	1,748,205	1,863,869	1,549,707
Depreciation and amortization (exclusive of depreciation included in cost of sales)	122,258	124,124	120,491
Store closure and other costs, net	4,673	(369)	7,260
Income from operations	334,076	391,665	217,360
Interest expense, net	11,684	14,787	21,192
Income before income taxes	322,392	376,878	196,168
Income tax provision	78,235	89,428	46,539
Net income	$244,157	$287,450	$149,629
Net income per share:
Basic	$2.12	$2.44	$1.25
Diluted	$2.10	$2.43	$1.25
Weighted average shares outstanding:	-
Basic	115,377	117,821	119,368
Diluted	116,077	118,224	119,742

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net income	$244,157	$287,450	$149,629

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $3,116, ($205), and ($2,078)	9,009	(592)	(6,006)
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($1,485), ($1,107), and $66	(4,293)	(3,200)	190
Total other comprehensive income (loss)	$4,716	$(3,792)	$(5,816)

Comprehensive income	$248,873	$283,658	$143,813

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 30, 2018	124,581,190	$124	$657,140	$(69,202)	$1,134	$589,196
Net income	—	—	—	149,629	—	149,629
Other comprehensive income (loss)	—	—	—	—	(5,816)	(5,816)
Issuance of shares under stock plans	822,586	1	4,877	—	—	4,878
Repurchase and retirement of common stock	(7,950,858)	(8)	—	(176,302)	—	(176,310)
Share-based compensation	—	—	8,949	—	—	8,949
Impact of adoption of ASC 842 related to leases	—	—	—	11,426	—	11,426
Balances at December 29, 2019	117,452,918	117	670,966	(84,449)	(4,682)	581,952
Net income	—	—	—	287,450	—	287,450
Other comprehensive income (loss)	—	—	—	—	(3,792)	(3,792)
Issuance of shares under stock plans	500,517	1	1,343	—	—	1,344
Share-based compensation	—	—	14,339	—	—	14,339
Balances at January 3, 2021	117,953,435	118	686,648	203,001	(8,474)	881,293
Net income	—	—	—	244,157	—	244,157
Other comprehensive income (loss)	—	—	—	—	4,716	4,716
Issuance of shares under stock plans	577,296	—	2,170	—	—	2,170
Repurchase and retirement of common stock	(7,416,357)	(7)	—	(188,336)	—	(188,343)
Share-based compensation	—	—	15,883	—	—	15,883
Balances at January 2, 2022	111,114,374	$111	$704,701	$258,822	$(3,758)	$959,876

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Operating activities
Net income	$244,157	$287,450	$149,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	125,541	126,507	122,804
Operating lease asset amortization	108,517	99,276	81,842
Store closure and other costs, net	4,762	(321)	4,113
Share-based compensation	15,883	14,339	8,949
Deferred income taxes	(178)	3,717	(216)
Other non-cash items	1,167	3,683	4,136
Changes in operating assets and liabilities:
Accounts receivable	16,928	25,977	36,062
Inventories	(11,417)	21,754	(11,612)
Prepaid expenses and other current assets	(5,879)	(14,970)	19,208
Other assets	(1,782)	(5,461)	(1,275)
Accounts payable	4,523	20,184	9,420
Accrued liabilities	610	4,296	17,274
Accrued salaries and benefits	(17,951)	28,116	295
Accrued income tax	—	(2,005)	2,005
Operating lease liabilities	(120,483)	(120,085)	(88,002)
Other long-term liabilities	401	1,578	578
Cash flows from operating activities	364,799	494,035	355,210
Investing activities
Purchases of property and equipment	(102,378)	(121,968)	(183,232)
Cash flows used in investing activities	(102,378)	(121,968)	(183,232)
Financing activities
Proceeds from revolving credit facilities	—	—	265,405
Payments on revolving credit facilities	—	(288,000)	(180,405)
Payments on finance lease liabilities	(685)	(754)	(690)
Repurchase of common stock	(188,343)	—	(176,310)
Proceeds from exercise of stock options	2,170	1,343	4,878
Other	—	—	(319)
Cash flows used in financing activities	(186,858)	(287,411)	(87,441)
Increase in cash, cash equivalents, and restricted cash	75,563	84,656	84,537
Cash, cash equivalents, and restricted cash at beginning of the period	171,441	86,785	2,248
Cash, cash equivalents, and restricted cash at the end of the period	$247,004	$171,441	$86,785

Supplemental disclosure of cash flow information
Cash paid for interest	$11,431	$14,786	$20,293
Cash paid for income taxes	82,888	94,767	44,637
Leased assets obtained in exchange for new operating lease liabilities	139,349	118,075	160,134

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$25,166	$10,869	$18,515

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of January 2, 2022, the Company operated 374 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

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

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2021	2020	2019
Perishables	57.7%	57.2%	57.7%
Non-Perishables	42.3%	42.8%	42.3%

All dollar amounts are in thousands, unless otherwise indicated. Certain prior period amounts have been reclassified to conform with the current year presentation.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2021 ended on January 2, 2022 and included 52 weeks. Fiscal year 2020 ended on January 3, 2021 and included 53 weeks. Fiscal year 2019 ended on December 29, 2019 and included 52 weeks. Fiscal years 2021, 2020, and 2019 are referred to as 2021, 2020, and 2019, respectively.

Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include inventories, lease assumptions, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, and income taxes. Actual results could differ from those estimates.

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

	As Of
	January 2, 2022	January 3, 2021
Due from banks for debit and credit card transactions	$78,558	$93,130

Restricted Cash

Restricted cash relates to the Company’s defined benefit plan forfeitures and the Company’s healthcare, general liability and workers’ compensation plan benefits of approximately $1.7 million as of January 2, 2022 and January 3, 2021, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents billings to vendors for scan, advertising and other rebates, receivables for ecommerce sales and billings to landlords for tenant allowances. Accounts receivable also includes receivables from the Company’s insurance carrier for payments expected to be made in excess of self-insured retentions. The Company provides an allowance for doubtful accounts when a specific account is determined to be uncollectible.

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

Inventories are reduced for estimated losses related to shrinkage. The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 2, 2022 and January 3, 2021.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. The Company’s indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses. The Company also held intangible assets with finite useful lives consisting of the “Sunflower Farmers Market” trade name. The trade name related to “Sunflower Farmers Market” met the definition of a defensive intangible asset and is fully amortized.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment considered factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for the Company and its peers, turnover in key management personnel and overall changes in macroeconomic environment. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we compare the estimated fair value of the reporting unit to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment and right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These events primarily include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or a decision to close or relocate a store. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by that asset group. The Company’s impairment analysis contains management assumptions about key variables including sales growth rate, gross margin, payroll and other controllable expenses.

If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available. The Company recorded an impairment loss of $4.8 million in 2021 as part of the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. There were no impairment charges in 2020. In 2019, the Company recorded an impairment loss of $4.1 million as part of the normal course of business primarily related to the write-down of leasehold improvements. These charges are recorded as a component of Store closure and other costs, net in the accompanying consolidated statements of income.

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

Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. See Note 25, “Share-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of income. The grant date fair value of restricted stock units (“RSUs”), performance share awards (“PSAs”), and restricted stock awards (“RSAs”) is based on the closing price per share of the Company’s stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

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

	Balance as of January 3, 2021	Gift Cards Issued During Current Period But Not Redeemed (1)	Revenue Recognized From Beginning Liability	Balance as of January 2, 2022
Gift card liability, net	$15,888	$5,711	$(9,013)	$12,586
(1) net of estimated breakage

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of January 2, 2022.

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

The Company’s largest supplier accounted for approximately 44%, 42% and 40% of total purchases during 2021, 2020, and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, common area maintenance and insurance), advertising costs, buying costs, pre-opening and other administrative costs.

The Company charges certain vendors to place advertisements in the Company’s in-store guide and circulars under a cooperative advertising program. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $45.9 million, $54.4 million and $57.2 million for 2021, 2020, and 2019, respectively.

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

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate. The Company’s U.S. federal income tax returns for the fiscal years ended December 31, 2017, and January 1, 2017, are currently under examination by the Internal Revenue Service.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. Generally, the guidance allows contract modifications related to reference rate reform to be considered events that do not require remeasurements or reassessments of previous accounting determinations at the modification date. These updates only apply to modifications made prior to December 31, 2022. No such modifications occurred in the year ending January 2, 2022. The Company expects to utilize this optional guidance but does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during fiscal 2021 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	January 2, 2022	January 3, 2021
Landlords	$4,856	$4,715
Vendors	4,191	3,275
Insurance	2,161	1,279
Ecommerce	4,857	3,080
Other	5,509	2,466
Total	$21,574	$14,815

The Company recorded allowances for certain vendor receivables of $0.7 million and $0.4 million at January 2, 2022 and January 3, 2021, respectively.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	January 2, 2022	January 3, 2021
Prepaid expenses	$21,548	$16,089
Restricted cash	1,717	1,744
Income tax receivable	11,639	8,827
Other current assets	564	564
Total	$35,468	$27,224

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	January 2, 2022	January 3, 2021
Land and finance lease assets	$15,753	$15,753
Furniture, fixtures and equipment	797,169	745,514
Leasehold improvements	665,237	638,149
Construction in progress	58,621	27,140
Total property and equipment	1,536,780	1,426,556
Accumulated depreciation and amortization	(820,751)	(700,056)
Property and equipment, net	$716,029	$726,500

Depreciation expense was $124.1 million, $125.6 million and $121.3 million for 2021, 2020, and 2019, respectively. Depreciation expense is primarily reflected in depreciation and amortization on the consolidated statements of income.

Impairment expense was $4.8 million and $4.1 million for 2021 and 2019, respectively. There was no impairment expense recognized in 2020.

7. Leases

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost are as follows:

		Year Ended
	Classification	January 2, 2022	January 3, 2021	December 29, 2019
Operating lease cost	Selling, general and administrative expenses(1)	$196,602	$191,279	$177,089
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	966	966	966
Interest on lease liabilities	Interest expense	906	970	997
Variable lease cost	Selling, general and administrative expenses(1)	60,763	57,789	53,731
Sublease income	Selling, general and administrative expenses	(839)	(1,192)	(1,057)
Total net lease cost		$258,398	$249,812	$231,726

(1)
Supply chain-related amounts of $10.6 million, $7.8 million and $8.2 million were included in cost of sales for 2021, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases is as follows:

		As Of
	Classification	January 2, 2022	January 3, 2021
Assets
Operating	Operating lease assets	$1,072,019	$1,045,408
Finance	Property and equipment, net	8,251	9,218
Total lease assets		$1,080,270	$1,054,626
Liabilities
Current
Operating	Current portion of operating lease liabilities	$151,755	$135,739
Finance	Current portion of finance lease liabilities	1,078	959
Noncurrent
Operating	Long-term operating lease liabilities	1,095,909	1,069,535
Finance	Long-term debt and finance lease liabilities	9,656	10,459
Total lease liabilities		$1,258,398	$1,216,692

	2021	2020	2019
Weighted average remaining lease term (years)
Operating leases	9.6	9.8	10.2
Finance leases	8.8	9.7	10.7
Weighted average discount rate
Operating leases	6.7%	7.2%	7.5%
Finance leases	8.4%	8.4%	8.3%

Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$182,926	$186,280	$153,292
Operating cash flows for finance leases	906	970	997

Lease assets obtained in exchange for lease liabilities:
Finance leases	$—	$—	$—
Operating leases	139,349	118,075	160,134

A summary of maturities of lease liabilities is as follows:

	Operating Leases(1), (2)	Finance Leases	Total
2022	$209,402	$1,671	$211,073
2023	190,278	1,556	191,834
2024	193,676	1,734	195,410
2025	190,815	1,904	192,719
2026	159,902	1,758	161,660
Thereafter	781,298	6,804	788,102
Total lease payments	1,725,371	15,427	1,740,798
Less: Imputed interest	(477,707)	(4,693)	(482,400)
Total lease liabilities	1,247,664	10,734	1,258,398
Less: Current portion	(151,755)	(1,078)	(152,833)
Long-term lease liabilities	$1,095,909	$9,656	$1,105,565

(1)
Operating lease payments include $105.5 million related to periods covered by options to extend lease terms that are reasonably certain of being exercised and exclude $451.5 million of legally binding minimum lease payments for leases executed but not yet commenced.
(2)
We have subtenant agreements under which we will receive $1.0 million in 2022, $0.9 million in 2023, $0.9 million in 2024, $0.9 million in 2025, $0.7 million in 2026, and $1.0 million thereafter.

8. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at December 29, 2019	Adjustments/Transfers	Balance at January 3, 2021
Gross Intangible Assets
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Finite-lived trade names	1,800	(800)	1,000
Total intangible assets	$186,760	$(800)	$185,960
Accumulated Amortization
Finite-lived trade names	$(1,365)	$365	$(1,000)
Total accumulated amortization	$(1,365)	$365	$(1,000)

	Balance at January 3, 2021	Adjustments/Transfers	Balance at January 2, 2022
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Total intangible assets (1)	$184,960	$—	$184,960

(1)
Excludes the original cost and accumulated amortization of fully-amortized finite-lived intangible assets.

There was no amortization expense in 2021. Amortization expense was ($0.4) million and $0.2 million for 2020 and 2019, respectively.

9. Goodwill

The Company’s goodwill balance was $368.9 million as of January 2, 2022 and January 3, 2021. As of January 2, 2022 and January 3, 2021, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisition of Sunflower Farmers Market stores and Henry’s Farmers Market stores.

10. Other Assets

As of January 2, 2022 and January 3, 2021, other assets of $13.5 million and $14.7 million, respectively, primarily consisted of deferred software as a service, capitalized durable supplies, sublease deferred rent, and miscellaneous other assets.

11. Accrued Liabilities

A summary of accrued liabilities is as follows:

	As Of
	January 2, 2022	January 3, 2021
Self-insurance reserves	$27,136	$25,227
Accrued occupancy related (CAM, property taxes, etc.)	20,649	19,939
Gift cards, net of breakage	12,586	15,888
Accrued sales and use tax	12,327	14,712
Other accrued liabilities	83,298	67,636
Total	$155,996	$143,402

12. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	January 2, 2022	January 3, 2021
Bonuses	$24,292	$41,637
Payroll	18,065	18,171
Vacation	15,302	14,669
Severance and other	1,084	2,218
Total	$58,743	$76,695

13. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As Of
Facility	Maturity	Interest Rate	January 2, 2022	January 3, 2021
Senior secured debt
$700.0 million Credit Agreement	March 27, 2023	Variable	$250,000	$250,000
Finance lease liabilities (see Note 7, "Leases")	Various	n/a	9,656	10,459
Long-term debt and finance lease liabilities			$259,656	$260,459

A summary of maturities of long-term debt is as follows:

$700 million Credit Agreement
2022	$—
2023	250,000
2024	—
2025	—
2026	—
Thereafter	—
Total	$250,000

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

Concurrently with the closing of the Amended and Restated Credit Agreement, all commitments under the Former Credit Facility were terminated, resulting in a $0.3 million loss on early extinguishment of debt, recorded in interest expense during the first quarter of fiscal year 2018. The loss was due to the write-off of a proportional amount of deferred financing costs associated with the Former Credit Facility as the result of certain banks exiting the Amended and Restated Credit Agreement in connection with the refinancing. No amounts were outstanding under the Former Credit Facility as of January 2, 2022.

The Company capitalized debt issuance costs of $2.1 million related to the refinancing which combined with the remaining $0.7 million debt issuance costs for the Former Credit Facility, are being amortized on a straight-line basis to interest expense over the five-year term of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement also provides for a letter of credit subfacility and a $15.0 million swingline facility. Letters of credit issued under the Amended and Restated Credit Agreement reduce its borrowing capacity. Letters of credit totaling $28.0 million have been issued as of January 2, 2022, primarily to support the Company’s insurance programs.

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

Interest and Fees

Loans under the Amended and Restated Credit Agreement initially bore interest at LIBOR plus 1.50% per annum or prime plus 0.5%. The interest rate margins are subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as set forth in the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. As of January 2, 2022, loans under the Amended and Restated Credit Agreement bore interest at LIBOR plus 1.25% per annum or prime plus 0.25%.

The interest rate on 100% of outstanding debt under the Amended and Restated Credit Agreement is fixed as of January 2, 2022, reflecting the effects of floating to fixed interest rate swaps (see Note 21, “Derivative Financial Instruments”).

As of January 2, 2022, outstanding letters of credit under the Amended and Restated Credit Agreement were subject to a participation fee of 1.25% per annum and an issuance fee of 0.125% per annum.

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

During fiscal year 2021, the Company made no additional borrowings or payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million as of January 2, 2022. During fiscal year 2020, the Company made no additional borrowings and made a total of $288.0 million of principal payments, resulting in total outstanding debt under the Amended and Restated Credit Agreement of $250.0 million as of January 3, 2021.

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

The Company was in compliance with all applicable covenants under the Amended and Restated Credit Agreement as of January 2, 2022.

14. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	January 2, 2022	January 3, 2021
Long-term portion of self-insurance reserves	$23,393	$23,291
Other	12,913	17,621
Total	$36,306	$40,912

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

The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $1.6 million and a $1.0 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at January 2, 2022 and January 3, 2021, respectively. The Company recorded amounts for general liability, workers' compensation and team member health benefit liabilities of $50.5 million and $48.5 million at January 2, 2022 and January 3, 2021, respectively. See Note 11, “Accrued Liabilities” for current amounts recorded for general liability, workers’ compensation and team member health benefit liabilities.

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

Total expense recorded for the matching under the Plan:

Year Ended
January 2, 2022	January 3, 2021	December 29, 2019
$7,517	$6,588	$5,756

17. Income Taxes

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
U.S. Federal—current	$60,329	$63,957	$36,091
U.S. Federal—deferred	(1,663)	3,725	186
U.S. Federal—total	58,666	67,682	36,277
State—current	19,715	20,442	8,649
State—deferred	(146)	1,304	1,613
State—total	19,569	21,746	10,262
Total provision	$78,235	$89,428	$46,539

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.8	4.6	4.4
Enhanced charitable contribution impact	(1.5)	(1.0)	(0.7)
Change in uncertain tax position reserves	—	0.1	(1.1)
Amended returns	(0.2)	(1.0)	—
Benefit of federal tax credit	(0.4)	(0.9)	(1.6)
Other, net	0.6	0.9	1.7
Effective tax rate	24.3%	23.7%	23.7%

The effective income tax rate increased to 24.3% in 2021 from 23.7% in 2020 primarily due to benefits recognized from amended returns in 2020, partially offset by increased charitable contribution deductions in 2021. The effective income tax rate was 23.7% in 2020 and 2019. The effective income tax rate in 2020 was primarily affected by a decrease in federal tax credits and prior year release of uncertain tax positions, partially offset by an increase in charitable contribution deductions and the benefit recognized from amended returns.

Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefit resulting from share-based awards was $0.2 million for 2021 and is reflected as a reduction to the 2021 income tax provision. The income tax detriment resulting from share-based awards were $0.5 million and $1.6 million for 2020 and 2019, respectively, and are reflected as increases to the 2020 and 2019 income tax provisions.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	January 2, 2022	January 3, 2021
Deferred tax assets
Employee benefits	$17,543	$19,498
Tax credits	228	270
Operating leases	320,650	309,756
Other lease related(1)	5,881	5,962
Other accrued liabilities	4,283	3,926
Charitable contribution carryforward	1,781	1,028
Inventories and other	3,206	4,504
Total gross deferred tax assets	353,572	344,944
Deferred tax liabilities
Depreciation and amortization	(88,970)	(93,738)
Intangible assets	(45,978)	(39,602)
Operating leases	(275,509)	(268,670)
Asset retirement obligations(1)	(1,010)	(1,007)
Total gross deferred tax liabilities	(411,467)	(403,017)
Net deferred tax (liability) / asset	$(57,895)	$(58,073)

(1)
The deferred tax assets and liabilities disclosure at January 3, 2021 has been adjusted to reflect the gross deferred asset retirement asset and related gross deferred asset retirement obligation.

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that the realization of future deductions is uncertain.

Management performs an assessment over future taxable income to analyze whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has evaluated all available positive and negative evidence and believes it is probable that the deferred tax assets will be realized and has not recorded a valuation allowance against the Company’s deferred tax assets as of January 2, 2022 and January 3, 2021.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	January 2, 2022	January 3, 2021	December 29, 2019
Beginning balance	$1,803	$1,343	$3,658
Additions based on tax positions related to the current year	16	16	289
Additions based on tax positions related to prior years	31	647	—
Reductions for tax positions for prior years	(80)	(203)	(2,604)
Ending balance	$1,770	$1,803	$1,343

The Company had unrecognized tax benefits (tax effected) of $1.8 million as of January 2, 2022 and January 3, 2021. These would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company does not anticipate a decrease in the total amount of unrecognized tax benefits during the next twelve months.
The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2016 through 2020 and state tax returns for the tax years 2017 through 2020. The Company’s U.S. federal income tax returns for the fiscal years ended December 31, 2017, and January 1, 2017, are currently under examination by the Internal Revenue Service.

18. Commitments and Contingencies

Commitments

Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced, were $451.5 million as of January 2, 2022.

In addition to its lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of January 2, 2022, total future purchase commitments under noncancelable service and supply contracts were $14.3 million.

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

19. Capital Stock

Common stock

As of January 2, 2022, 111,114,374 shares of the Company’s common stock were issued and outstanding after repurchase and retirement of 7,416,357 shares during 2021, as described below. As of January 2, 2022, 3,680,083 shares of common stock are reserved for issuance under the 2013 Incentive Plan (see Note 25, “Share-Based Compensation”). The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2021, 2020, and 2019.

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Options exercised	115,123	59,561	316,493
Other share issuances under stock plans	462,173	440,956	506,093

Share Repurchases

On February 20, 2018, the Company’s board of directors authorized a $350 million common stock share repurchase program, replacing the previous share repurchase program which was completed in the second quarter of 2018. Upon this authorization’s December 31, 2019 expiration, $42.0 million remained unused. On March 3, 2021, the Company’s board of directors authorized a new $300 million share repurchase program for its common stock.

The shares under the Company’s repurchase program may be purchased on a discretionary basis from time to time through March 3, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time. The Company has used borrowings under its Former Credit Facility and Amended and Restated Credit Agreement to assist with the repurchase programs (see Note 13, “Long-Term Debt and Finance Lease Liabilities”).

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	January 2, 2022	January 3, 2021
Number of common shares acquired	7,416,357	—
Average price per common share acquired	$25.40	$—
Total cost of common shares acquired	$188,343	$—

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to January 2, 2022 and through February 24, 2022, we repurchased an additional 0.2 million shares of common stock for $5.7 million.

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

20. Net Income per Share

The computation of basic net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options, unvested restricted stock units and unvested restricted stock awards. Performance share awards are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Basic net income per share:
Net income	$244,157	$287,450	$149,629
Weighted average shares outstanding	115,377	117,821	119,368
Basic net income per share	$2.12	$2.44	$1.25
Diluted net income per share:
Net income	$244,157	$287,450	$149,629
Weighted average shares outstanding	115,377	117,821	119,368
Dilutive effect of equity-based awards:
Assumed exercise of options to purchase shares	215	16	52
Restricted Stock Units	390	341	178
Restricted Stock Awards	—	9	55
Performance Share Awards	95	37	89
Weighted average shares and equivalent shares outstanding	116,077	118,224	119,742
Diluted net income per share	$2.10	$2.43	$1.25

For the year ended January 2, 2022, the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended January 3, 2021, the Company had 0.2 million options, 0.1 million RSUs and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended December 29, 2019, the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

21. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract consisted of five cash flow hedges, of which one remains outstanding as of January 2, 2022. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the one outstanding swap was $250.0 million at January 2, 2022, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swap hedges the change in interest rates on debt related to fluctuations in interest rates and has a length of one year, maturing in 2022. This interest rate swap has been designated and qualifies as a cash flow hedge and has met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level.

The following table summarizes the fair value of the Company’s derivative instruments:

	Balance at January 2, 2022		Balance at January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	$5,107	Accrued liabilities	$5,695
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	5,756

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses (gains) for 2021, 2020 and 2019:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Consolidated Statements of Income Classification
Interest expense (income), net	$5,778	$4,307	$(256)

22. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the year ended January 2, 2022:

Cash Flow Hedges
Balance at December 29, 2019	$(4,682)
Other comprehensive income (loss), net of tax
Unrealized losses on cash flow hedging activities, net of income tax of ($205)	(592)
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($1,107)	(3,200)
Total other comprehensive income (loss)	(3,792)
Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $3,116	9,009
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($1,485)	(4,293)
Total other comprehensive income (loss)	4,716
Balance at January 2, 2022	$(3,758)

Amounts reclassified from accumulated other comprehensive income (loss) to net income are included within interest expense, net on the consolidated statement of income. The estimated amount expected to be reclassified from accumulated other comprehensive income (loss) to net income within the next twelve months, based on interest rates at January 2, 2022, is a loss of $5.1 million.

23. Fair Value Measurements

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

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2022 and January 3, 2021:

January 2, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	5,107	—	5,107
Total liabilities	$—	$255,107	$—	$255,107

January 3, 2021	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	11,451	—	11,451
Total liabilities	$—	$261,451	$—	$261,451

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

Cash, cash equivalents, and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of January 2, 2022 and January 3, 2021.

24. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for fiscal 2021, 2020 and 2019.

	Year Ended
	January 2, 2022		January 3, 2021		December 29, 2019
Perishables	$3,518,181	57.7%	$3,700,878	57.2%	$3,252,928	57.7%
Non-Perishables	2,581,688	42.3%	2,767,881	42.8%	2,381,907	42.3%
Net Sales	$6,099,869	100.0%	$6,468,759	100.0%	$5,634,835	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

25. Share-Based Compensation

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

The Company granted to certain officers, directors and team members the following awards during 2021 and 2020, under the 2013 Incentive Plan:

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 16, 2021	RSUs	356,503	—	$24.42
	PSAs	178,780	—	$24.42
	Options	404,016	$24.42	$7.65
June 9, 2021	RSUs	50,839	—	$27.67
	Options	6,493	$27.67	$8.66
September 7, 2021	RSUs	25,579	—	$23.80
	Options	11,128	$23.80	$7.41
September 20, 2021	RSUs	168,137	—	$22.41

The RSUs generally vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of the Company’s board of directors cliff vest in one year. The options expire seven years from grant date. The PSAs are described below.

Grant Date	Award Type	Shares of common stock	Exercise Price	Grant date fair value
March 9, 2020	RSUs	485,367	—	$16.47
	PSAs	174,902	—	$16.47
	Options	1,055,907	$16.47	$4.86
May 12, 2020	RSUs	66,550	—	$25.58
	PSAs	11,389	—	$25.58
	Options	15,569	$25.58	$8.03
August 10, 2020	RSUs	35,655	—	$24.77
	PSAs	5,762	—	$24.77
	Options	14,052	$24.77	$7.74

The RSUs generally vest either one-third each year for three years or one-half each year for two years for team members. RSUs granted to independent members of the Company’s board of directors cliff vest in one year. The options expire seven years from grant date. The PSAs are described below.

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of January 2, 2022, there were 2,724,308 stock awards outstanding and 3,680,083 shares remaining available for issuance under the 2013 Incentive Plan.

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

The estimated weighted average fair values of options granted during 2021, 2020, and 2019 are $7.66, $4.94 and $7.63, respectively, and were calculated using the following assumptions in the table below:

	2021	2020	2019
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	36.35%	34.80%	34.89%
Risk free interest rate	0.83%	0.46%	2.53%
Expected term, in years	4.50	4.50	4.50

The grant date weighted average fair value of the 1.1 million options issued but not vested as of January 2, 2022 was $5.81. The grant date weighted average fair value of the 1.1 million options issued but not vested as of January 3, 2021 was $5.00. The grant date weighted average fair value of the 0.1 million options issued but not vested as of December 29, 2019 was $7.63.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Grant date weighted average fair value of options granted	$7.66	$4.94	$7.63
Grant date weighted average fair value of options forfeited	$7.10	$8.94	$7.03

Expected volatility for option grants and modifications are calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $0.7 million, $0.2 million, and $2.1 million for 2021, 2020, and 2019, respectively.

The following table summarizes option activity during 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2021	1,330,208	$19.19
Granted	421,637	24.45
Forfeited	(273,815)	24.35
Exercised	(115,123)	18.84		$704
Outstanding at January 2, 2022	1,362,907	19.81	5.13	$13,656
Exercisable—January 2, 2022	228,746	22.95	3.31	$1,747
Vested/Expected to vest—January 2, 2022	1,362,907	$19.81	5.13	$13,656

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

The fair value for restricted stock units is calculated based on the closing stock price on the date of grant. The total grant date fair value of RSUs vested during 2021, 2020 and 2019 was $8.8 million, $7.8 million and $7.4 million, respectively.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2021, 2020 and 2019:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
RSUs awarded	$24.11	$18.01	$21.62

The following table summarizes RSU activity during 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	902,258	$19.43
Awarded	601,058	24.11
Released	(430,629)	20.51
Forfeited	(144,015)	19.89
Outstanding at January 2, 2022	928,672	$21.89

PSAs

PSAs granted in March 2017 were subject to the Company achieving certain earnings per share performance targets during 2017. The criteria is based on a range of performance targets in which grantees may earn between 10% and 150% of the base number of awards granted. The performance conditions with respect to 2017 earnings per share were deemed to have been met, and the PSAs vested 50% on the second anniversary of the grant date (March 2019) and the remaining 50% vested on the third anniversary of the grant date (March 2020). During the year ended January 3, 2021, 35,697 of the 2017 PSAs vested. There were no outstanding 2017 PSAs as of January 2, 2022.

PSAs granted in March 2018 were subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2020 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to 2020 EBIT were deemed to have been met, and the PSAs vested on the third anniversary of the grant date (March 2021). During the year ended January 2, 2022, 31,544 of the 2018 PSAs vested. There were no outstanding 2018 PSAs as of January 2, 2022.

PSA’s granted in 2019 are subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2022). Based on 2021 performance, the Company has accrued at the maximum pay out level.

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

The total grant date fair value of PSAs granted or earned during 2021 was $4.8 million. The total grant date fair value of PSAs vested during 2021 was $0.8 million. The total grant date fair value of performance shares forfeited or not earned during 2021 was $1.0 million. The total grant date fair value of the 0.4 million PSAs issued but not released as of January 2, 2022 was $8.9 million.

The total grant date fair value of PSAs granted or earned during 2020 was $3.3 million. The total grant date fair value of PSAs vested during 2020 was $0.6 million. The total grant date fair value of performance shares forfeited or not earned during 2020 was $0.3 million. The total grant date fair value of the 0.3 million PSAs issued but not released as of January 3, 2021 was $5.8 million.

The total grant date fair value of PSAs granted or earned during 2019 was $3.7 million. The total grant date fair value of PSAs vested during 2019 was $1.9 million. The total grant date fair value of performance shares forfeited or not earned during 2019 was $3.9 million. The total grant date fair value of the 0.2 million PSAs issued but not released as of December 29, 2019 was $3.4 million.

The following table summarizes PSA activity during 2021:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	315,401	$18.54
Awarded	178,780	24.42
Released	(31,544)	24.55
Forfeited	(45,680)	20.85
PSAs earned	15,772	24.55
PSAs not earned	—	—
Outstanding at January 2, 2022	432,729	$20.51

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

There were no RSAs granted during 2021, 2020 or 2019. There were no RSAs released in 2021, and the total grant date fair value of shares of restricted stock released upon vesting during 2020 and 2019 was $1.0 million and $1.6 million, respectively. There were no RSAs forfeited in 2021 or 2020, and the total grant date fair value of shares of restricted stock forfeited during 2019 was $0.3 million. There were no outstanding RSAs as of January 2, 2022.

Share-Based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Share-based compensation expense before income taxes	$15,883	$14,339	$8,949
Income tax benefit	(2,450)	(2,662)	(2,093)
Net share-based compensation expense	$13,433	$11,677	$6,856

As of January 2, 2022, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$3,832	1.5
RSUs	13,184	1.4
PSAs	5,436	1.3
Total unrecognized compensation expense at January 2, 2022	$22,452

During 2021, 2020 and 2019, the Company received $2.2 million, $1.3 million and $4.9 million in cash proceeds from the exercise of options, respectively.

The Company recorded tax benefits of $0.2 million during 2021, and recorded tax detriments of $0.5 million and $1.6 million during 2020 and 2019, respectively, resulting from share-based awards.

Share Award Restructuring

During the year ended December 29, 2019, certain stock options and awards were modified pursuant to a separation agreement with the Company’s former President and Chief Operating Officer. A total of 216,044 options and awards (RSUs, PSAs, and RSAs) were modified such that they were permitted to vest in March 2020, which is subsequent to the former President and Chief Operating Officer’s separation date. These options and awards expired three months after vesting, consistent with the other modified options and awards. These modifications resulted in an incremental expense, net of $1.0 million of stock compensation reversals, of $0.2 million during the year ended December 29, 2019. All other unvested options and awards were forfeited. This expense was presented in store closure and other costs, net on the Company’s consolidated statements of income.

26. Quarterly Financial Data (Unaudited)

There were no material retrospective changes to any quarters in the two most recent fiscal years that would require this disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of January 2, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2022, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 2, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of January 2, 2022.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting as of January 2, 2022, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2022, and is incorporated herein by reference.

We have adopted a Code of Ethics – Principal Executive Officer and Senior Financial Officers (referred to as the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. The Code is publicly available on our website at https://investors.sprouts.com/esg/governance-documents/.

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
2.
Financial Statement Schedules: No schedules are required.
3.
Exhibits: See Item 15(b) below.

(b)
Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (2)

4.1	Description of Sprouts Farmers Market, Inc. Securities (3)

10.1	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (4)

10.1.1	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.1.2(a)	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.1.2(b)	2019 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (6)

10.1.2(c)	2021 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Financial Officer (7)

10.1.3(a)	2018 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)

10.1.3(b)	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (9)

10.1.3(c)	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (6)

10.1.3(d)	2020 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (10)

10.1.3(e)	2021 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (11)

10.2	Offer Letter, dated August 31, 2021, from Sprouts Farmers Market, Inc. to Lawrence “Chip” Molloy (12)

10.2.1	Severance Agreement, dated September 19, 2021, by and between Sprouts Farmers Market, Inc. and Lawrence “Chip” Molloy (7)

10.3†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (13)

10.4	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (14)

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

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 6, 2019, among Sprouts Farmers Markets Holdings, LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (16)

10.6	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (17)

10.7	Amended and Restated Executive Severance and Change in Control Plan (18)

10.8†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (19)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(11)
Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021, and incorporated herein by reference.
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

SPROUTS FARMERS MARKET, INC.

Date: February 24, 2022	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2022

/s/ Lawrence P. Molloy Lawrence P. Molloy	Chief Financial Officer (Principal Financial Officer)	February 24, 2022

/s/ Stacy W. Hilgendorf Stacy W. Hilgendorf	Vice President, Controller (Principal Accounting Officer)	February 24, 2022

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 24, 2022

/s/ Joel D. Anderson Joel D. Anderson	Director	February 24, 2022

/s/ Kristen E. Blum Kristen E. Blum	Director	February 24, 2022

/s/ Terri Funk Graham Terri Funk Graham	Director	February 24, 2022

/s/ Joseph D. O’Leary Joseph D. O’Leary	Director	February 24, 2022

/s/ Douglas G. Rauch Douglas G. Rauch	Director	February 24, 2022