Form 10-Q
period 2022-04-03
Sprouts Farmers Market, Inc.
filed 2022-05-04
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

or

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

As of May 2, 2022, the registrant had 109,622,826 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2022

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	April 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$324,301	$245,287
Accounts receivable, net	13,675	21,574
Inventories	272,178	265,387
Prepaid expenses and other current assets	30,556	35,468
Total current assets	640,710	567,716
Property and equipment, net of accumulated depreciation	701,102	716,029
Operating lease assets, net	1,086,008	1,072,019
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	16,096	13,513
Total assets	$2,997,754	$2,923,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,703	$145,901
Accrued liabilities	143,462	155,996
Accrued salaries and benefits	44,637	58,743
Accrued income tax	15,275	—
Current portion of operating lease liabilities	153,500	151,755
Current portion of finance lease liabilities	1,116	1,078
Total current liabilities	523,693	513,473
Long-term operating lease liabilities	1,106,716	1,095,909
Long-term debt and finance lease liabilities	259,442	259,656
Other long-term liabilities	35,743	36,306
Deferred income tax liability	60,186	57,895
Total liabilities	1,985,780	1,963,239
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 110,243,288 shares issued and outstanding, April 3, 2022; 111,114,374 shares issued and outstanding, January 2, 2022	110	111
Additional paid-in capital	711,712	704,701
Accumulated other comprehensive loss	(1,263)	(3,758)
Retained earnings	301,415	258,822
Total stockholders’ equity	1,011,974	959,876
Total liabilities and stockholders’ equity	$2,997,754	$2,923,115

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Net sales	$1,641,161	$1,575,447
Cost of sales	1,029,413	989,273
Gross profit	611,748	586,174
Selling, general and administrative expenses	459,910	439,662
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,820	31,229
Store closure and other costs, net	377	2,048
Income from operations	119,641	113,235
Interest expense, net	3,039	2,991
Income before income taxes	116,602	110,244
Income tax provision	28,295	27,196
Net income	$88,307	$83,048
Net income per share:
Basic	$0.80	$0.70
Diluted	$0.79	$0.70
Weighted average shares outstanding:
Basic	110,903	118,044
Diluted	111,833	118,607

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Net income	$88,307	$83,048

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $1,240 and $800	3,586	2,314
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($377) and ($370)	(1,091)	(1,070)
Total other comprehensive income (loss)	2,495	1,244

Comprehensive income	$90,802	$84,292

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen weeks ended April 3, 2022

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 2, 2022	111,114,374	$111	$704,701	$258,822	$(3,758)	$959,876
Net income	—	—	—	88,307	—	88,307
Other comprehensive income (loss)	—	—	—	—	2,495	2,495
Issuance of shares under stock plans	610,101	—	2,555	—	—	2,555
Repurchase and retirement of common stock	(1,481,187)	(1)	—	(45,714)	—	(45,715)
Share-based compensation	—	—	4,456	—	—	4,456
Balances at April 3, 2022	110,243,288	$110	$711,712	$301,415	$(1,263)	$1,011,974

For the thirteen weeks ended April 4, 2021

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2021	117,953,435	$118	$686,648	$203,001	$(8,474)	$881,293
Net income	—	—	—	83,048	—	83,048
Other comprehensive income (loss)	—	—	—	—	1,244	1,244
Issuance of shares under stock plans	371,109	—	881	—	—	881
Repurchase and retirement of common stock	(129,968)	—	—	(3,209)	—	(3,209)
Share-based compensation	—	—	3,613	—	—	3,613
Balances at April 4, 2021	118,194,576	$118	$691,142	$282,840	$(7,230)	$966,870

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Operating activities
Net income	$88,307	$83,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,720	31,841
Operating lease asset amortization	28,043	25,816
Store closure and other costs, net	171	—
Share-based compensation	4,456	3,613
Deferred income taxes	2,291	2,757
Other non-cash items	313	207
Changes in operating assets and liabilities:
Accounts receivable	9,770	8,795
Inventories	(6,790)	(16,733)
Prepaid expenses and other current assets	3,613	(7,747)
Other assets	1,757	(1,078)
Accounts payable	27,645	27,004
Accrued liabilities	(6,857)	(10,568)
Accrued salaries and benefits	(14,106)	(32,959)
Accrued income tax	15,275	16,251
Operating lease liabilities	(32,180)	(28,719)
Other long-term liabilities	(1,399)	3,910
Cash flows from operating activities	153,029	105,438
Investing activities
Purchases of property and equipment	(27,227)	(16,605)
Cash flows used in investing activities	(27,227)	(16,605)
Financing activities
Payments on finance lease liabilities	(176)	(163)
Payments of deferred financing costs	(3,373)	—
Repurchase of common stock	(45,715)	(3,209)
Proceeds from exercise of stock options	2,555	881
Cash flows used in financing activities	(46,709)	(2,491)
Increase in cash, cash equivalents, and restricted cash	79,093	86,342
Cash, cash equivalents, and restricted cash at beginning of the period	247,004	171,441
Cash, cash equivalents, and restricted cash at the end of the period	$326,097	$257,783

Supplemental disclosure of cash flow information
Cash paid for interest	$3,044	$2,974
Cash refunded for income taxes	(46)	(226)
Leased assets obtained in exchange for new operating lease liabilities	42,176	23,863

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$15,666	$6,532

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of April 3, 2022, the Company operated 379 stores in 23 states. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended January 2, 2022 (“fiscal year 2021”) included in the Company’s Annual Report on Form 10-K, filed on February 24, 2022.

The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 1, 2023 (“fiscal year 2022”) and fiscal year 2021 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years (in which the fourth quarter has 14 weeks).

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

	Balance at January 2, 2022	Gift Cards Issued During Current Period but Not Redeemed(1)	Revenue Recognized from Beginning Liability	Balance at April 3, 2022
Gift card liability, net	$12,586	$1,192	$(3,276)	$10,502

(1) net of estimated breakage

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of April 3, 2022.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as healthcare, general liability and workers’ compensation restricted funds of approximately $1.8 million and $1.7 million as of April 3, 2022 and January 2, 2022, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. In the thirteen weeks ended April 3, 2022, the Company adopted certain optional expedients provided under Topic 848 that permit its hedging relationships to continue without de-designation upon changes due to reference rate reform. The adoption of this guidance resulted in no material impact to the Company’s consolidated financial statements. See Note 9, “Derivative Financial Instruments” for more information on our hedging activities. The optional expedients and accounting relief in Topic 848 remain effective through December 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

No other new accounting pronouncements issued or effective during the thirteen weeks ended April 3, 2022 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of April 3, 2022 and January 2, 2022:

April 3, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	1,771	—	1,771
Total financial liabilities	$—	$251,771	$—	$251,771

January 2, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	5,107	—	5,107
Total financial liabilities	$—	$255,107	$—	$255,107

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of April 3, 2022 and January 2, 2022.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	April 3, 2022	January 2, 2022
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$250,000	$—
Former Credit Facility	March 27, 2023	Variable	—	250,000
Finance lease liabilities	Various	n/a	9,442	9,656
Long-term debt and finance lease liabilities			$259,442	$259,656

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Credit Agreement

The Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), is the borrower under a credit agreement entered into on March 25, 2022 (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the "Revolving Credit Facility") with an initial aggregate commitment of $700.0 million. Amounts outstanding under the Credit Agreement may be increased from time to time in accordance with an expansion feature set forth in the Credit Agreement.

The Company capitalized debt issuance costs of $3.4 million related to the Credit Agreement, which, combined with the remaining $0.5 million debt issuance costs in respect of that certain amended and restated credit agreement entered into on March 27, 2018, by and among the Company, Intermediate Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Former Credit Facility”), which remained outstanding as of the time of Intermediate Holdings’ entry into the Credit Agreement, are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $24.8 million have been issued under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.

Guarantees

Obligations under the Credit Agreement are guaranteed by the Company and substantially all of its existing and future wholly-owned material domestic subsidiaries, and are secured by first-priority security interests in substantially all of the assets of the Company, Intermediate Holdings, and the subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.

Interest and Fees

Loans under the Credit Agreement will initially bear interest, at the Company's option, either at the Term SOFR (with a floor of 0.00%) plus a 0.10% SOFR adjustment and 1.00% per annum or base rate (with a floor of 0.00%) plus 0.00% per annum. The interest rate margins are subject to upward adjustments pursuant to a pricing grid based on the Company’s total net leverage ratio as set forth in the Credit Agreement and to upward or downward adjustments of up to 0.05% based upon the achievement of certain diversity and sustainability-linked metric thresholds, as set forth in the Credit Agreement.

Under the terms of the Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments, which commitment fee ranges between 0.10% to 0.225% per annum, pursuant to a pricing grid based on the Company’s total net leverage ratio. The commitment fees are subject to upward or downward adjustments of up to 0.01% based upon the achievement of certain diversity and sustainability-linked metric thresholds, as set forth in the Credit Agreement.

As of April 3, 2022, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 1.00% per annum or prime plus 0.00%.

The effective interest rate on 100% of outstanding debt under the Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 9, “Derivative Financial Instruments”).

As of April 3, 2022, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and an issuance fee of 0.125% per annum.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Payments and Borrowings

The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on March 25, 2027, subject to extensions as set forth therein.

The Company may prepay loans and permanently reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except SOFR breakage costs, if applicable).

In connection with the execution of the Credit Agreement, the obligations as borrower under the Former Credit Facility were prepaid and terminated.

During the thirteen weeks ended April 3, 2022, the Company made no additional borrowings or principal payments, resulting in total outstanding debt under the Credit Agreement of $250.0 million as of April 3, 2022.

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
•
enter into new lines of business;
•
modify the terms of certain debt or other material agreements; and
•
change its fiscal year.

Each of these covenants is subject to customary and other agreed-upon exceptions.

In addition, the Credit Agreement requires that the Company and its subsidiaries maintain a maximum total net leverage ratio not to exceed 3.75 to 1.00, which ratio may be increased from time to time in connection with certain permitted acquisitions pursuant to conditions as set forth in the Credit Agreement, and a minimum interest coverage ratio not to be less than 3.00 to 1.00. Each of these covenants is tested as of the last day of each fiscal quarter.

The Company was in compliance with all applicable covenants under the Credit Agreement as of April 3, 2022.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Income Taxes

The Company’s effective tax rate decreased to 24.3% for the thirteen weeks ended April 3, 2022, compared to 24.7% for the thirteen weeks ended April 4, 2021.The decrease in the effective tax rate is primarily due to an increase in benefit from share-based payment awards in the current period, partially offset by a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits. The income tax effect resulting from excess tax benefits of share-based payment awards were $1.5 million and $0.1 million for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively.

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate. The Company’s U.S. federal income tax returns for the fiscal years ended December 31, 2017 and January 1, 2017, are currently under examination by the Internal Revenue Service.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Stockholders’ Equity

Share Repurchases

On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of April 3, 2022.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2024	$600,000	$33,858	$566,142

The shares under the Company’s repurchase programs may be purchased on a discretionary basis from time to time through the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The board’s authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the repurchase programs may be commenced, suspended, or discontinued at any time.

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Number of common shares acquired	1,481,187	129,968
Average price per common share acquired	$30.86	$24.69
Total cost of common shares acquired	$45,715	$3,209

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to April 3, 2022 and through May 2, 2022, we repurchased an additional 0.6 million shares of common stock for $20.0 million.

8. Net Income Per Share

The computation of basic net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options, assumed vesting of restricted stock units (“RSUs”) and assumed vesting of performance stock awards (“PSAs”). PSAs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Basic net income per share:
Net income	$88,307	$83,048
Weighted average shares outstanding	110,903	118,044
Basic net income per share	$0.80	$0.70
Diluted net income per share:
Net income	$88,307	$83,048
Weighted average shares outstanding - basic	110,903	118,044
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	347	139
RSUs	470	404
PSAs	113	20
Weighted average shares and equivalent shares outstanding	111,833	118,607
Diluted net income per share	$0.79	$0.70

For the thirteen weeks ended April 3, 2022, the Company had 0.2 million options, 0.5 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended April 4, 2021, the Company had 0.6 million options, 0.4 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

9. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract initially consisted of five cash flow hedges, of which one was outstanding at April 3, 2022. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the one outstanding swap was $250.0 million at April 3, 2022 and January 2, 2022, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swap hedges the change in interest rates on debt related to fluctuations in interest rates and has a length of one year, maturing in 2022. This interest rate swap has been designated and qualifies as a cash flow hedge and has met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. During the thirteen weeks ended April 3, 2022, the Company elected to apply certain hedge accounting optional expedients allowed under Topic 848. The expedients allow the Company to continue the method of assessing effectiveness as documented in the original hedge documentation and allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of April 3, 2022		As of January 2, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities	$1,771	Accrued liabilities	$5,107

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Consolidated Statements of Income Classification
Interest expense, net	$1,468	$1,440

10. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the thirteen weeks ended April 4, 2021 and April 3, 2022.

Cash Flow Hedges
Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $800	2,314
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($370)	(1,070)
Total other comprehensive income (loss)	1,244
Balance at April 4, 2021	$(7,230)

Balance at January 2, 2022	$(3,758)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,240	3,586
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($377)	(1,091)
Total other comprehensive income (loss)	2,495
Balance at April 3, 2022	$(1,263)

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense, net on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen weeks ended April 3, 2022 and April 4, 2021.

	Thirteen weeks ended
	April 3, 2022		April 4, 2021
Perishables	$952,087	58.0%	$910,968	57.8%
Non-Perishables	689,074	42.0%	664,479	42.2%
Net Sales	$1,641,161	100.0%	$1,575,447	100.0%

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat and meat alternatives, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

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

Awards Granted

During the thirteen weeks ended April 3, 2022, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 15, 2022	370,177	147,846	211,352
March 21, 2022	104,913	14,260	20,270
Total	475,090	162,106	231,622
Weighted-average grant date fair value	$31.60	$31.52	$10.58
Weighted-average exercise price	—	—	$31.52

The aggregate number of shares of common stock that may be issued to team members and directors under the 2013 Incentive Plan may not exceed 10,089,072. Shares subject to awards granted under the 2013 Incentive Plan which are subsequently forfeited, expire unexercised or are otherwise not issued will not be treated as having been issued for purposes of the share limitation. As of April 3, 2022, there were 3,037,733 stock awards outstanding and 2,756,557 shares remaining available for issuance under the 2013 Incentive Plan.

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

PSAs

PSAs granted in 2018 were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets for the 2020 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2020 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2021). There were no outstanding 2018 PSAs as of April 3, 2022.

PSAs granted in 2019 are subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2021 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2022). During the thirteen weeks ended April 3, 2022, 208,172 of the 2019 PSAs vested. There were no outstanding 2019 PSAs as of April 3, 2022.

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

PSAs granted in 2022 are subject to the Company achieving certain EBIT performance targets for the 2024 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2025).

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Share-based compensation expense	$4,456	$3,613

The following share-based awards were outstanding as of April 3, 2022 and April 4, 2021:

	As of
	April 3, 2022	April 4, 2021
	(in thousands)
Options
Vested	376	314
Unvested	1,088	1,304
RSUs	1,083	944
PSAs	491	478

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of April 3, 2022, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,566	1.6
RSUs	24,828	2.0
PSAs	9,018	1.9
Total unrecognized compensation expense at April 3, 2022	$39,412

During the thirteen weeks ended April 3, 2022 and April 4, 2021, the Company received $2.6 million and $0.9 million, respectively, in cash proceeds from the exercise of options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2021 fiscal year, filed on February 24, 2022 (“Form 10-K”) with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Headquartered in Phoenix with 379 stores in 23 states as of April 3, 2022, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

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

Outlook

In 2020, we announced the initial steps of our new long-term growth strategy that we believe will transform our company and drive profitable growth. We are executing on this strategy, focusing on the following areas:

•
Win with Target Customers. We are focusing attention on our target customers, identified through research as 'health enthusiasts' and 'experience seekers', where there is ample opportunity to gain share within these customer segments. We believe our business can continue to grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by providing a full omnichannel offering through delivery or pickup via our website or the Sprouts app.
•
Update Format and Expand in Select Markets. We are beginning to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. In 2021, we opened three stores and remodeled one store featuring our new format, and in the first quarter of 2022, we opened one new format store. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of at least 10% annual unit growth beginning in 2023.
•
Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. With the opening of two fresh distribution centers in 2021, we now have more than 85% of our stores within 250 miles of a distribution center.

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

Recent Developments – COVID-19

Our operations have generally stabilized since the onset of the COVID-19 pandemic. However, we continue to experience varying levels of inflation and encounter obstacles sourcing in certain categories resulting from product supply disruptions complicated by the pandemic. In addition, due to continued difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic, we have experienced and may continue to experience delays in our planned new store openings. See “Risk Factors—The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” in our Form 10-K for additional information.

Results of Operations for Thirteen Weeks Ended April 3, 2022 and April 4, 2021

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,641,161	$1,575,447
Cost of sales	1,029,413	989,273
Gross profit	611,748	586,174
Selling, general and administrative expenses	459,910	439,662
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,820	31,229
Store closure and other costs, net	377	2,048
Income from operations	119,641	113,235
Interest expense, net	3,039	2,991
Income before income taxes	116,602	110,244
Income tax provision	28,295	27,196
Net income	$88,307	$83,048

Weighted average shares outstanding - basic	110,903	118,044
Diluted effect of equity-based awards	930	563
Weighted average shares and equivalent shares outstanding	111,833	118,607
Diluted net income per share	$0.79	$0.70

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Other Operating Data:
Comparable store sales growth	1.6%	(9.4)%
Stores at beginning of period	374	362
Closed	(1)	—
Opened	6	—
Stores at end of period	379	362

Comparison of Thirteen Weeks Ended April 3, 2022 to Thirteen Weeks Ended

April 4, 2021

Net sales

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Net sales	$1,641,161	$1,575,447	$65,714	4%
Comparable store sales growth	1.6%	(9.4)%

Net sales during the thirteen weeks ended April 3, 2022 totaled $1.6 billion, an increase of $65.7 million, or 4%, compared to the thirteen weeks ended April 4, 2021. The sales increase was driven by sales from new stores opened in the last twelve months and a 1.6% increase in comparable store sales. Comparable stores contributed approximately 98% of total sales for the thirteen weeks ended April 3, 2022 and approximately 96% for the thirteen weeks ended April 4, 2021.

Cost of sales and gross profit

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Net sales	$1,641,161	$1,575,447	$65,714	4%
Cost of sales	1,029,413	989,273	40,140	4%
Gross profit	611,748	586,174	25,574	4%
Gross margin	37.3%	37.2%	0.1%

Gross profit totaled $611.7 million during the thirteen weeks ended April 3, 2022, an increase of $25.6 million, or 4%, compared to the thirteen weeks ended April 4, 2021, driven by increased sales volume. Gross margin increased by 0.1% to 37.3%, compared to 37.2% for the thirteen weeks ended April 3, 2022, primarily driven by improved shrink.

Selling, general and administrative expenses

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Selling, general and administrative expenses	$459,910	$439,662	$20,248	5%
Percentage of net sales	28.0%	27.9%	0.1%

Selling, general and administrative expenses increased $20.2 million, or 5%, compared to the thirteen weeks ended April 4, 2021. The increase was primarily driven by new stores opened since the prior year period and higher store costs, such as utilities and supplies, impacted by inflation. These increases were partially offset by favorability in timing of marketing spend.

Depreciation and amortization

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Depreciation and amortization	$31,820	$31,229	$591	2%
Percentage of net sales	1.9%	2.0%	(0.1)%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $31.8 million for the thirteen weeks ended April 3, 2022 compared to $31.2 million for the thirteen weeks ended April 4, 2021. Depreciation and amortization primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs, net

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Store closure and other costs, net	$377	$2,048	$(1,671)	(82)%
Percentage of net sales	0.0%	0.1%	(0.1)%

Store closure and other costs, net decreased $1.7 million to $0.4 million for the thirteen weeks ended April 3, 2022 compared to $2.0 million for the thirteen weeks ended April 4, 2021. Store closure and other costs, net in the current year primarily related to ongoing activity associated with our closed store locations. Store closure and other costs, net in the prior year was primarily driven by inventory loss and other expenses related to the impact of winter storms at several of our stores and a fire at one of our stores during the thirteen weeks ended April 4, 2021.

Interest expense, net

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Long-term debt	$1,154	$1,181	$(27)	(2)%
Capital and financing leases	222	235	(13)	(6)%
Deferred financing costs	223	141	82	58%
Interest rate hedge and other	1,440	1,434	6	0%
Total interest expense, net	$3,039	$2,991	$48	2%

Interest expense, net remained relatively flat at $3.0 million for the thirteen weeks ended April 3, 2022 and the thirteen weeks ended April 4, 2021, respectively. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	4.8%
Enhanced charitable contributions	(1.0)%	(1.2)%
Federal credits	(0.4)%	(0.4)%
Share-based payment awards	(1.3)%	(0.1)%
Other, net	1.1%	0.6%
Effective tax rate	24.3%	24.7%

The effective tax rate decreased to 24.3% for the thirteen weeks ended April 3, 2022 from 24.7% for the thirteen weeks ended April 4, 2021. The decrease in the effective tax rate was primarily due to an increase in benefit for stock-based compensation in the current period, partially offset by a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits.

Net income

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Net income	$88,307	$83,048	$5,259	6%
Percentage of net sales	5.4%	5.3%	0.1%

Net income increased $5.3 million primarily due to increased sales and gross profit, partially offset by higher selling, general and administrative expenses for the reasons discussed above.

Diluted earnings per share

	Thirteen weeks ended
	April 3, 2022	April 4, 2021	Change	% Change
Diluted earnings per share	$0.79	$0.70	$0.09	13%
Diluted weighted average shares outstanding	111,833	118,607	(6,774)

The increase in diluted earnings per share of $0.09 was driven by higher net income in addition to fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	April 3, 2022	April 4, 2021 (1)
	(dollars in thousands)
Net Income (2)	$249,416	$278,688
Special items, net of tax (3), (4)	—	5,673
Interest expense, net of tax (4)	8,899	9,900
Net operating profit after tax (NOPAT)	$258,315	$294,261

Total rent expense, net of tax (4)	152,047	149,343
Estimated depreciation on operating leases, net of tax (4)	(89,346)	(83,212)
Estimated interest on operating leases, net of tax (4), (5)	62,701	66,131
NOPAT, including effect of operating leases	$321,016	$360,392

Average working capital	226,653	130,779
Average property and equipment	707,416	728,757
Average other assets	569,023	567,932
Average other liabilities	(100,728)	(102,618)
Average invested capital	$1,402,364	$1,324,850

Average operating leases (6)	1,233,502	1,201,545
Average invested capital, including operating leases	$2,635,866	$2,526,395

ROIC, including operating leases	12.2%	14.3%

(1)
Fiscal 2020 included 53 weeks.
(2)
Net income amounts represent total net income for the past four trailing quarters.
(3)
Special items include professional fees related to strategic initiatives.
(4)
Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(5)
2022 and 2021 estimated interest on operating leases is calculated by multiplying operating leases by the 6.7% and 7.2% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(6)
Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Cash, cash equivalents and restricted cash at end of period	$326,097	$257,783
Cash flows from operating activities	$153,029	$105,438
Cash flows used in investing activities	$(27,227)	$(16,605)
Cash flows used in financing activities	$(46,709)	$(2,491)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Our operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment expire or become subject to renewal clauses at various dates through 2040. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities increased $47.6 million to $153.0 million for the thirteen weeks ended April 3, 2022 compared to $105.4 million for the thirteen weeks ended April 4, 2021. The increase in cash flows from operating activities was primarily a result of changes in working capital.

Cash flows provided by/(used in) operating activities from changes in working capital were $28.6 million in the thirteen weeks ended April 3, 2022 compared to ($16.0) million in the thirteen weeks ended April 4, 2021. The increase was primarily driven by the higher prior year payout of COVID related incentive compensation amounts earned in 2020 and higher prepaid expenses and other current assets in the prior year primarily due to the timing of marketing spend.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments. Cash flows used in investing activities were $27.2 million and $16.6 million, for the thirteen weeks ended April 3, 2022 and April 4, 2021, respectively.

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

Financing Activities

Cash flows used in financing activities were $46.7 million for the thirteen weeks ended April 3, 2022 compared to $2.5 million for the thirteen weeks ended April 4, 2021. During the thirteen weeks ended April 3, 2022, cash flows used in financing activities primarily consisted of $45.7 million for stock repurchases and $3.4 million in debt issuance costs in connection with our Credit Agreement, partially offset by $2.6 million in proceeds from the exercise of stock options.

During the thirteen weeks ended April 4, 2021, cash flows used in financing activities primarily consisted of $3.2 million for stock repurchases, partially offset by $0.9 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of April 3, 2022 and January 2, 2022.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of April 3, 2022.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2024	$600,000	$33,858	$566,142

The shares under our current repurchase program may be purchased on a discretionary basis from time to time through the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. Our board’s authorization of the share repurchase program does not obligate our Company to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended, or discontinued at any time.

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	April 3, 2022	April 4, 2021
Number of common shares acquired	1,481,187	129,968
Average price per common share acquired	$30.86	$24.69
Total cost of common shares acquired	$45,715	$3,209

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to April 3, 2022 and through May 2, 2022, we repurchased an additional 0.6 million shares of common stock for $20.0 million.

Contractual Obligations

Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of April 3, 2022 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates, net of interest rate swaps. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of April 3, 2022 and interest rates in effect at the time of this filing, are estimated to be approximately $42.8 million, with $9.6 million payable within 12 months.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. Our critical accounting estimates include inventories, lease assumptions, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended April 3, 2022. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Credit Agreement as of April 3, 2022, each hundred basis point change in SOFR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the one outstanding swap at April 3, 2022 and January 2, 2022 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swap, based on the $250.0 million principal outstanding under our Credit Agreement as of April 3, 2022, each hundred basis point change in SOFR would result in no change in interest expense annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 3, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended April 3, 2022, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended April 3, 2022.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 3, 2022 - January 30, 2022	68,647	$27.93	68,647	$109,739,000
January 31, 2022 - February 27, 2022	139,983	$27.22	139,983	$105,929,000
February 28, 2022 - April 3, 2022	1,272,557	$31.42	1,272,557	$566,142,000

(1)
Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2022.
(2)
On March 2, 2022, our board of directors authorized a $600 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Offer Letter from Sprouts Farmers Market, Inc., to Nicholas Konat, dated January 25, 2022 (1)

10.2	2022 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for President and Chief Operating Officer (1)

10.3	Letter Agreement between Sprouts Farmers Market, Inc. and Gil Phipps, dated February 18, 2022 (1)

10.4	2022 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan

10.5

Credit Agreement, dated as of March 25, 2022, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders named therein, Bank of America, N.A., as administrative agent, issuing bank and swingline lender, JPMorgan Chase Bank, N.A., as sustainability structuring agent, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC as syndication agents, Truist Bank and PNC Bank, N.A. as documentation agents, and BofA Securities, Inc., BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers (2)

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

(1)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on February 24, 2022, and incorporated herein by reference.
(2)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2022, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 4, 2022	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer
(Principal Financial Officer)