Form 10-Q
period 2022-07-03
Sprouts Farmers Market, Inc.
filed 2022-08-03
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

or

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

As of August 1, 2022, the registrant had 107,455,274 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	July 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$288,965	$245,287
Accounts receivable, net	13,260	21,574
Inventories	292,862	265,387
Prepaid expenses and other current assets	49,520	35,468
Total current assets	644,607	567,716
Property and equipment, net of accumulated depreciation	690,460	716,029
Operating lease assets, net	1,083,183	1,072,019
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	15,236	13,513
Total assets	$2,987,324	$2,923,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,687	$145,901
Accrued liabilities	138,659	155,996
Accrued salaries and benefits	48,222	58,743
Current portion of operating lease liabilities	153,651	151,755
Current portion of finance lease liabilities	1,130	1,078
Total current liabilities	515,349	513,473
Long-term operating lease liabilities	1,101,148	1,095,909
Long-term debt and finance lease liabilities	259,219	259,656
Other long-term liabilities	38,253	36,306
Deferred income tax liability	59,665	57,895
Total liabilities	1,973,634	1,963,239
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 107,967,677 shares issued and outstanding, July 3, 2022; 111,114,374 shares issued and outstanding, January 2, 2022	108	111
Additional paid-in capital	715,331	704,701
Accumulated other comprehensive income (loss)	193	(3,758)
Retained earnings	298,058	258,822
Total stockholders’ equity	1,013,690	959,876
Total liabilities and stockholders’ equity	$2,987,324	$2,923,115

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$1,595,482	$1,521,993	$3,236,643	$3,097,440
Cost of sales	1,015,125	971,912	2,044,538	1,961,185
Gross profit	580,357	550,081	1,192,105	1,136,255
Selling, general and administrative expenses	462,110	436,420	922,020	876,082
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,244	30,430	63,064	61,659
Store closure and other costs, net	493	(419)	870	1,629
Income from operations	86,510	83,650	206,151	196,885
Interest expense, net	2,658	2,938	5,697	5,929
Income before income taxes	83,852	80,712	200,454	190,956
Income tax provision	21,855	19,698	50,150	46,894
Net income	$61,997	$61,014	$150,304	$144,062
Net income per share:
Basic	$0.57	$0.52	$1.37	$1.22
Diluted	$0.57	$0.52	$1.36	$1.22
Weighted average shares outstanding:
Basic	109,067	117,246	109,985	117,645
Diluted	109,619	117,831	110,762	118,265

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income	$61,997	$61,014	$150,304	$144,062

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $778, $685, $2,018 and $1,485	2,248	1,981	5,834	4,295
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($274), ($370), ($651) and ($740)	(792)	(1,070)	(1,883)	(2,140)
Total other comprehensive income (loss)	1,456	911	3,951	2,155

Comprehensive income	$63,453	$61,925	$154,255	$146,217

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended July 3, 2022

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at April 3, 2022	110,243,288	$110	$711,712	$301,415	$(1,263)	$1,011,974
Net income	—	—	—	61,997	—	61,997
Other comprehensive income (loss)	—	—	—	—	1,456	1,456
Issuance of shares under stock plans	122,060	—	155	—	—	155
Repurchase and retirement of common stock	(2,397,671)	(2)	—	(65,354)	—	(65,356)
Share-based compensation	—	—	3,464	—	—	3,464
Balances at July 3, 2022	107,967,677	$108	$715,331	$298,058	$193	$1,013,690

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 2, 2022	111,114,374	$111	$704,701	$258,822	$(3,758)	$959,876
Net income	—	—	—	150,304	—	150,304
Other comprehensive income (loss)	—	—	—	—	3,951	3,951
Issuance of shares under stock plans	732,161	—	2,710	—	—	2,710
Repurchase and retirement of common stock	(3,878,858)	(3)	—	(111,068)	—	(111,071)
Share-based compensation	—	—	7,920	—	—	7,920
Balances at July 3, 2022	107,967,677	$108	$715,331	$298,058	$193	$1,013,690

The accompanying notes are an integral part of these consolidated financial statements.

For the thirteen and twenty-six weeks ended July 4, 2021

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at April 4, 2021	118,194,576	$118	$691,142	$282,840	$(7,230)	$966,870
Net income	—	—	—	61,014	—	61,014
Other comprehensive income (loss)	—	—	—	—	911	911
Issuance of shares under stock plans	136,905	—	365	—	—	365
Repurchase and retirement of common stock	(3,150,649)	(3)	—	(84,272)	—	(84,275)
Share-based compensation	—	—	4,238	—	—	4,238
Balances at July 4, 2021	115,180,832	$115	$695,745	$259,582	$(6,319)	$949,123

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2021	117,953,435	$118	$686,648	$203,001	$(8,474)	$881,293
Net income	—	—	—	144,062	—	144,062
Other comprehensive income (loss)	—	—	—	—	2,155	2,155
Issuance of shares under stock plans	508,014	—	1,246	—	—	1,246
Repurchase and retirement of common stock	(3,280,617)	(3)	—	(87,481)	—	(87,484)
Share-based compensation	—	—	7,851	—	—	7,851
Balances at July 4, 2021	115,180,832	$115	$695,745	$259,582	$(6,319)	$949,123

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021
Operating activities
Net income	$150,304	$144,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	64,856	63,152
Operating lease asset amortization	57,360	52,631
Store closure and other costs, net	171	—
Share-based compensation	7,920	7,851
Deferred income taxes	1,770	2,920
Other non-cash items	324	740
Changes in operating assets and liabilities:
Accounts receivable	11,389	14,685
Inventories	(27,475)	(19,873)
Prepaid expenses and other current assets	(12,851)	(13,679)
Other assets	164	(4,363)
Accounts payable	32,877	23,653
Accrued liabilities	(318)	(8,416)
Accrued salaries and benefits	(10,521)	(28,587)
Operating lease liabilities	(65,502)	(58,131)
Other long-term liabilities	(1,505)	660
Cash flows from operating activities	208,963	177,305
Investing activities
Purchases of property and equipment	(53,098)	(39,421)
Cash flows used in investing activities	(53,098)	(39,421)
Financing activities
Payments on finance lease liabilities	(385)	(333)
Payments of deferred financing costs	(3,373)	—
Repurchase of common stock	(111,071)	(87,484)
Proceeds from exercise of stock options	2,710	1,246
Cash flows used in financing activities	(112,119)	(86,571)
Increase in cash, cash equivalents, and restricted cash	43,746	51,313
Cash, cash equivalents, and restricted cash at beginning of the period	247,004	171,441
Cash, cash equivalents, and restricted cash at the end of the period	$290,750	$222,754

Supplemental disclosure of cash flow information
Cash paid for interest	$5,717	$6,128
Cash paid for income taxes	46,257	49,071
Leased assets obtained in exchange for new operating lease liabilities	68,668	60,074

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$10,934	$11,771

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of July 3, 2022, the Company operated 378 stores in 23 states. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

	Balance at January 2, 2022	Gift Cards Issued During Current Period but Not Redeemed(1)	Revenue Recognized from Beginning Liability	Balance at July 3, 2022
Gift card liability, net	$12,586	$1,568	$(4,554)	$9,600

(1) net of estimated breakage

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of July 3, 2022.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as healthcare, general liability and workers’ compensation restricted funds of approximately $1.8 million and $1.7 million as of July 3, 2022 and January 2, 2022, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. In the twenty-six weeks ended July 3, 2022, the Company adopted certain optional expedients provided under Topic 848 that permit its hedging relationships to continue without de-designation upon changes due to reference rate reform. The adoption of this guidance resulted in no material impact to the Company’s consolidated financial statements. See Note 10, “Derivative Financial Instruments” for more information on our hedging activities. The optional expedients and accounting relief in Topic 848 remain effective through December 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

No other new accounting pronouncements issued or effective during the thirteen weeks ended July 3, 2022 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of July 3, 2022 and January 2, 2022:

July 3, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Total financial liabilities	$—	$250,000	$—	$250,000
Interest rate swap asset	$—	$230	$—	$230
Total assets	$—	$230	$—	$230

January 2, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	5,107	—	5,107
Total financial liabilities	$—	$255,107	$—	$255,107

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of July 3, 2022 and January 2, 2022.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	July 3, 2022	January 2, 2022
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$250,000	$—
Former Credit Facility	March 27, 2023	Variable	—	250,000
Finance lease liabilities	Various	n/a	9,219	9,656
Long-term debt and finance lease liabilities			$259,219	$259,656

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

The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $24.8 million have been issued as of July 3, 2022 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of July 3, 2022, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 1.00% per annum.

The effective interest rate on 100% of outstanding debt under the Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 10, “Derivative Financial Instruments”).

As of July 3, 2022, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen and twenty-six weeks ended July 3, 2022, the Company made no additional borrowings or principal payments, resulting in total outstanding debt under the Credit Agreement of $250.0 million as of July 3, 2022.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of July 3, 2022.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Income Taxes

The Company’s effective tax rate increased to 26.1% for the thirteen weeks ended July 3, 2022, compared to 24.4% for the thirteen weeks ended July 4, 2021.The increase in the effective tax rate is primarily due to a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits as well as an increase of non-deductible executive compensation.

The Company’s effective tax rate increased to 25.0% for the twenty-six weeks ended July 3, 2022, compared to 24.6% for the twenty-six weeks ended July 4, 2021.The increase in the effective tax rate is primarily due to a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits as well as an increase of non-deductible executive compensation, partially offset by an increase in benefit from share-based payment awards in the current year. The income tax effect resulting from excess tax benefits of share-based payment awards were $1.6 million and $0.2 million for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.

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

6. Related Party Transactions

On May 24, 2022, the Company appointed a new member to its board of directors who is an executive officer of a company that is a supplier of nutrition bars and related products to the Company for resale. During the thirteen weeks ended July 3, 2022, the cost of sales recognized from this supplier was $1.3 million.

7. Commitments and Contingencies

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 20, 2020, CERT filed a notice of appeal to appeal the ruling on the defense motion for summary judgment. The case is fully briefed, with a decision expected in late 2022 or early 2023. At this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

8. Stockholders’ Equity

Share Repurchases

On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of July 3, 2022.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2024	$600,000	$99,214	$500,786

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Number of common shares acquired	2,397,671	3,150,649	3,878,858	3,280,617
Average price per common share acquired	$27.26	$26.75	$28.63	$26.67
Total cost of common shares acquired	$65,356	$84,275	$111,071	$87,484

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to July 3, 2022 and through August 1, 2022, the Company repurchased an additional 0.5 million shares of common stock for $14.1 million.

9. Net Income Per Share

The computation of basic net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options, assumed vesting of restricted stock units (“RSUs”) and assumed vesting of performance share awards (“PSAs”). PSAs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic net income per share:
Net income	$61,997	$61,014	$150,304	$144,062
Weighted average shares outstanding	109,067	117,246	109,985	117,645
Basic net income per share	$0.57	$0.52	$1.37	$1.22
Diluted net income per share:
Net income	$61,997	$61,014	$150,304	$144,062
Weighted average shares outstanding - basic	109,067	117,246	109,985	117,645
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	294	276	320	217
RSUs	258	309	401	393
PSAs	—	—	56	10
Weighted average shares and equivalent shares outstanding	109,619	117,831	110,762	118,265
Diluted net income per share	$0.57	$0.52	$1.36	$1.22

For the thirteen weeks ended July 3, 2022, the Company had 0.6 million options, 0.5 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended July 4, 2021, the Company had 0.5 million options, 0.1 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

For the twenty-six weeks ended July 3, 2022, the Company had 0.5 million options, 0.5 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended July 4, 2021, the Company had 0.5 million options, 0.1 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

10. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract initially consisted of five cash flow hedges, of which one was outstanding at July 3, 2022. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The notional dollar amount of the one outstanding swap was $250.0 million at July 3, 2022 and January 2, 2022, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swap hedges the change in interest rates on debt related to fluctuations in interest rates and has a length of one year, maturing in 2022. This interest rate swap has been designated and qualifies as a cash flow hedge and has met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. During the first quarter of 2022, the Company elected to apply certain hedge accounting optional expedients allowed under Topic 848. The expedients allow the Company to continue the method of assessing effectiveness as documented in the original hedge documentation and allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of July 3, 2022		As of January 2, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swaps	Other current assets	$230	Other current assets	$—
Interest rate swaps	Accrued liabilities	$—	Accrued liabilities	$5,107

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Consolidated Statements of Income Classification
Interest expense, net	$1,066	$1,440	$2,534	$2,880

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the twenty-six weeks ended July 4, 2021 and July 3, 2022.

Cash Flow Hedges
Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,485	4,295
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($740)	(2,140)
Total other comprehensive income (loss)	2,155
Balance at July 4, 2021	$(6,319)

Balance at January 2, 2022	$(3,758)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $2,018	5,834
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($651)	(1,883)
Total other comprehensive income (loss)	3,951
Balance at July 3, 2022	$193

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense, net on the consolidated statements of income.

12. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended July 3, 2022 and July 4, 2021.

	Thirteen weeks ended
	July 3, 2022		July 4, 2021
Perishables	$936,273	58.7%	$889,684	58.5%
Non-Perishables	659,209	41.3%	632,309	41.5%
Net Sales	$1,595,482	100.0%	$1,521,993	100.0%

	Twenty-six weeks ended
	July 3, 2022		July 4, 2021
Perishables	$1,888,360	58.3%	$1,800,652	58.1%
Non-Perishables	1,348,283	41.7%	1,296,788	41.9%
Net Sales	$3,236,643	100.0%	$3,097,440	100.0%

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Share-Based Compensation

2022 Incentive Plan

In March 2022, the Company’s board of directors adopted the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Incentive Plan”), which became effective May 25, 2022, upon approval by the Company’s stockholders. The 2022 Incentive Plan provides team members of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company's board of directors with the opportunity to receive grants of equity awards, including stock options, RSUs, PSAs, and other stock-based awards. The 2022 Incentive Plan replaced the 2013 Incentive Plan (as described below).

Awards Granted under the 2022 Incentive Plan

During the twenty-six weeks ended July 3, 2022, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
June 7, 2022	58,057	—	—
Total	58,057	—	—
Weighted-average grant date fair value	$27.01	$—	$—
Weighted-average exercise price	—	—	—

The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of July 3, 2022, there were 58,057 stock awards outstanding and 6,621,093 shares remaining available for issuance under the 2022 Incentive Plan.

2013 Incentive Plan

Prior to the adoption of the 2022 Incentive Plan, the 2013 Incentive Plan served as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. Upon adoption of the 2022 Incentive Plan on May 25, 2022, no further awards will be granted under the 2013 Incentive Plan, but awards outstanding under the 2013 Incentive Plan will remain outstanding in accordance with their terms and the terms of the 2013 Incentive Plan.

Awards Granted under the 2013 Incentive Plan

During the twenty-six weeks ended July 3, 2022, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

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

PSAs

PSAs granted in 2018 were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets for the 2020 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2020 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2021). There were no outstanding 2018 PSAs as of July 3, 2022.

PSAs granted in 2019 are subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2021 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2022). During the twenty-six weeks ended July 3, 2022, 208,172 of the 2019 PSAs vested. There were no outstanding 2019 PSAs as of July 3, 2022.

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

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Share-based compensation expense	$3,464	$4,238	$7,920	$7,851

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following share-based awards were outstanding as of July 3, 2022 and July 4, 2021:

	As of
	July 3, 2022	July 4, 2021
	(in thousands)
Options
Vested	370	281
Unvested	1,053	1,273
RSUs	993	840
PSAs	460	471

As of July 3, 2022, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,548	1.3
RSUs	22,084	1.9
PSAs	5,601	1.7
Total unrecognized compensation expense at July 3, 2022	$32,233

During the twenty-six weeks ended July 3, 2022 and July 4, 2021, the Company received $2.7 million and $1.2 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Headquartered in Phoenix with 378 stores in 23 states as of July 3, 2022, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

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

Outlook

In 2020, we announced our new long-term growth strategy that we believe will transform our company and drive profitable growth. We are executing on this strategy, focusing on the following areas:

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
•
Update Format and Expand in Select Markets. We are beginning to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. In 2021, we opened three stores and remodeled one store featuring our new format, and in the twenty-six weeks ended July 3, 2022, we opened two new format stores. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth beginning in 2024.
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

Recent Developments – COVID-19

Our operations have generally stabilized since the onset of the COVID-19 pandemic. However, we continue to experience varying levels of inflation and encounter obstacles sourcing in certain categories resulting from product supply disruptions complicated by the pandemic. In addition, due to continued difficulties in obtaining necessary equipment from third parties and inflationary pressures due to supply chain delays complicated by the COVID-19 pandemic, we have experienced and may continue to experience increased costs and delays in our planned new store openings. See “Risk Factors—The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” in our Form 10-K for additional information.

Results of Operations for Thirteen Weeks Ended July 3, 2022 and July 4, 2021

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	July 3, 2022	July 4, 2021
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,595,482	$1,521,993
Cost of sales	1,015,125	971,912
Gross profit	580,357	550,081
Selling, general and administrative expenses	462,110	436,420
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,244	30,430
Store closure and other costs, net	493	(419)
Income from operations	86,510	83,650
Interest expense, net	2,658	2,938
Income before income taxes	83,852	80,712
Income tax provision	21,855	19,698
Net income	$61,997	$61,014

Weighted average shares outstanding - basic	109,067	117,246
Diluted effect of equity-based awards	552	585
Weighted average shares and equivalent shares outstanding	109,619	117,831
Diluted net income per share	$0.57	$0.52

	Thirteen weeks ended
	July 3, 2022	July 4, 2021
Other Operating Data:
Comparable store sales growth	2.0%	(10.0)%
Stores at beginning of period	379	362
Closed	(3)	—
Opened	2	1
Stores at end of period	378	363

Comparison of Thirteen Weeks Ended July 3, 2022 to Thirteen Weeks Ended

July 4, 2021

Net sales

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Net sales	$1,595,482	$1,521,993	$73,489	5%
Comparable store sales growth	2.0%	(10.0)%

Net sales during the thirteen weeks ended July 3, 2022 totaled $1.6 billion, an increase of $73.5 million, or 5%, compared to the thirteen weeks ended July 4, 2021. The sales increase was driven by sales from new stores opened in the last twelve months and a 2.0% increase in comparable store sales. Comparable stores contributed approximately 97% of total sales for the thirteen weeks ended July 3, 2022 and approximately 96% for the thirteen weeks ended July 4, 2021.

Cost of sales and gross profit

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Net sales	$1,595,482	$1,521,993	$73,489	5%
Cost of sales	1,015,125	971,912	43,213	4%
Gross profit	580,357	550,081	30,276	6%
Gross margin	36.4%	36.1%	0.3%

Gross profit totaled $580.4 million during the thirteen weeks ended July 3, 2022, an increase of $30.3 million, or 6%, compared to the thirteen weeks ended July 4, 2021, driven by increased sales volume. Gross margin increased by 0.3% to 36.4% for the thirteen weeks ended July 3, 2022, compared to 36.1% for the thirteen weeks ended July 4, 2021, primarily driven by improved shrink.

Selling, general and administrative expenses

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Selling, general and administrative expenses	$462,110	$436,420	$25,690	6%
Percentage of net sales	29.0%	28.7%	0.3%

Selling, general and administrative expenses increased $25.7 million, or 6%, compared to the thirteen weeks ended July 4, 2021. The increase is primarily due to new stores opened since the comparable period in the prior year and higher store costs impacted by inflation, as well as higher credit card fees and ecommerce costs resulting from an increase in ecommerce sales compared to the prior year quarter.

Depreciation and amortization

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Depreciation and amortization	$31,244	$30,430	$814	3%
Percentage of net sales	2.0%	2.0%	0.0%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $31.2 million for the thirteen weeks ended July 3, 2022 compared to $30.4 million for the thirteen weeks ended July 4, 2021. Depreciation and amortization primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs, net

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Store closure and other costs, net	$493	$(419)	$912	218%
Percentage of net sales	0.0%	0.0%	0.0%

Store closure and other costs, net increased $0.9 million to $0.5 million for the thirteen weeks ended July 3, 2022 compared to a credit of $0.4 million for the thirteen weeks ended July 4, 2021. Store closure and other costs, net in the current year primarily related to ongoing activity associated with our closed store locations. Store closure and other costs, net in the prior year period was primarily related to an insurance recovery received in the second quarter of 2021 relating to a fire at one of our stores in the first quarter of 2021.

Interest expense, net

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Long-term debt	$1,345	$1,160	$185	16%
Capital and financing leases	215	228	(13)	(6)%
Deferred financing costs	193	141	52	37%
Interest rate hedge and other	905	1,409	(504)	(36)%
Total interest expense, net	$2,658	$2,938	$(280)	(10)%

Interest expense, net decreased slightly to $2.7 million for the thirteen weeks ended July 3, 2022 compared to $2.9 million for the thirteen weeks ended July 4, 2021 primarily due to higher interest income and lower credit facility fees. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	July 3, 2022	July 4, 2021
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	4.7%
Enhanced charitable contributions	(1.0)%	(1.2)%
Federal credits	(0.4)%	(0.4)%
Share-based payment awards	(0.1)%	(0.1)%
Other, net	1.7%	0.4%
Effective tax rate	26.1%	24.4%

The effective tax rate increased to 26.1% for the thirteen weeks ended July 3, 2022 from 24.4% for the thirteen weeks ended July 4, 2021. The increase in the effective tax rate was primarily due to an increase of non-deductible executive compensation as well as a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits.

Net income

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Net income	$61,997	$61,014	$983	2%
Percentage of net sales	3.9%	4.0%	(0.1)%

Net income increased $1.0 million primarily due to increased sales and gross profit, partially offset by higher selling, general and administrative expenses for the reasons discussed above.

Diluted earnings per share

	Thirteen weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Diluted earnings per share	$0.57	$0.52	$0.05	10%
Diluted weighted average shares outstanding	109,619	117,831	(8,212)

The increase in diluted earnings per share of $0.05 was driven by higher net income in addition to fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

Results of Operations for Twenty-six Weeks Ended July 3, 2022 and July 4, 2021

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

Comparison of Twenty-six Weeks Ended July 3, 2022 to Twenty-six Weeks Ended

July 4, 2021

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$3,236,643	$3,097,440
Cost of sales	2,044,538	1,961,185
Gross profit	1,192,105	1,136,255
Selling, general and administrative expenses	922,020	876,082
Depreciation and amortization (exclusive of depreciation included in cost of sales)	63,064	61,659
Store closure and other costs, net	870	1,629
Income from operations	206,151	196,885
Interest expense, net	5,697	5,929
Income before income taxes	200,454	190,956
Income tax provision	50,150	46,894
Net income	$150,304	$144,062

Weighted average shares outstanding - basic	109,985	117,645
Diluted effect of equity-based awards	777	620
Weighted average shares and equivalent shares outstanding	110,762	118,265
Diluted net income per share	$1.36	$1.22

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021
Other Operating Data:
Comparable store sales growth	1.8%	(9.7)%
Stores at beginning of period	374	362
Closed	(4)	—
Opened	8	1
Stores at end of period	378	363

Net Sales

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Net sales	$3,236,643	$3,097,440	$139,203	4%
Comparable store sales growth	1.8%	(9.7)%

Net sales during the twenty-six weeks ended July 3, 2022 totaled $3.2 billion, an increase of $139.2 million, or 4%, over the same period of the prior fiscal year. The sales increase was primarily due to a 1.8% increase in comparable store sales as well as sales from new stores opened in the last twelve months. Comparable stores contributed approximately 98% of total sales for the twenty-six weeks ended July 3, 2022 and approximately 96% for the twenty-six weeks ended July 4, 2021.

Cost of sales and gross profit

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Net sales	$3,236,643	$3,097,440	$139,203	4%
Cost of sales	2,044,538	1,961,185	83,353	4%
Gross profit	1,192,105	1,136,255	55,850	5%
Gross margin	36.8%	36.7%	0.1%

Gross profit totaled $1.2 billion during the twenty-six weeks ended July 3, 2022, an increase of $55.9 million, or 5%, compared to the twenty-six weeks ended July 4, 2021 driven by increased sales volume. Strategic initiatives contributed to the increase in gross margin to 36.8% for the twenty-six weeks ended July 3, 2022 compared to 36.7% for the twenty-six weeks ended July 4, 2021.

Selling, general and administrative expenses

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Selling, general and administrative expenses	$922,020	$876,082	$45,938	5%
Percentage of net sales	28.5%	28.3%	0.2%

Selling, general and administrative expenses increased $45.9 million, or 5%, compared to the twenty-six weeks ended July 4, 2021. The increase was primarily driven by new stores opened since the prior year period. In addition, inflationary conditions driving increases in costs including payroll, utilities and supplies as well as higher credit card fees in the current year contributed to the increase.

Depreciation and amortization

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Depreciation and amortization	$63,064	$61,659	$1,405	2%
Percentage of net sales	1.9%	2.0%	(0.1)%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $63.1 million for the twenty-six weeks ended July 3, 2022 compared to $61.7 million for the twenty-six weeks ended July 4, 2021. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs, net

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Store closure and other costs, net	$870	$1,629	$(759)	(47)%
Percentage of net sales	0.0%	0.1%	(0.1)%

Store closure and other costs, net decreased $0.8 million to $0.9 million, compared to $1.6 million for the twenty-six weeks ended July 4, 2021. Store closure and other costs, net during the twenty-six weeks ended July 3, 2022 primarily related to costs associated with the closing of four stores year-to-date. Store closure and other costs, net during the twenty-six weeks ended July 4, 2021 was driven by inventory loss and additional expenses, net of insurance recovery, related to the impact of winter storms at several of our stores and a fire at one of our stores during the twenty-six weeks ended July 4, 2021.

Interest expense, net

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Long-term debt	$2,499	$2,341	$158	7%
Capital and financing leases	437	463	(26)	(6)%
Deferred financing costs	416	282	134	48%
Interest rate hedge and other	2,345	2,843	(498)	(18)%
Total interest expense, net	$5,697	$5,929	$(232)	(4)%

Interest expense, net decreased to $5.7 million for the twenty-six weeks ended July 3, 2022 compared to $5.9 million for twenty-six weeks ended July 4, 2021 primarily due to higher interest income and lower credit facility fees. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021
Federal statutory rate	21.0%	21.0%
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	4.8%
Enhanced charitable contributions	(1.0)%	(1.2)%
Federal Credits	(0.4)%	(0.4)%
Share-based payment awards	(0.8)%	(0.1)%
Other, net	1.3%	0.5%
Effective tax rate	25.0%	24.6%

The effective tax rate increased to 25.0% for the twenty-six weeks ended July 3, 2022 from 24.6% in the same period last year. The increase in the effective tax rate is primarily due to an increase of non-deductible executive compensation as well as a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits, partially offset by an increase in benefit from share-based payment awards in the current year.

Net income

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Net income	$150,304	$144,062	$6,242	4%
Percentage of net sales	4.6%	4.7%	(0.1)%

Net income increased $6.2 million primarily due to increased net sales and gross profit, partially offset by higher selling, general and administrative expenses and a higher effective tax rate.

Diluted earnings per share

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021	Change	% Change
Diluted earnings per share	$1.36	$1.22	$0.14	11%
Diluted weighted average shares outstanding	110,762	118,265	(7,503)

The increase in diluted earnings per share of $0.14 was driven by higher net income, in addition to fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	July 3, 2022	July 4, 2021 (1)
	(dollars in thousands)
Net Income (2)	$250,399	$272,700
Special items, net of tax (3), (4)	—	3,134
Interest expense, net of tax (4)	8,639	9,304
Net operating profit after tax (NOPAT)	$259,038	$285,138

Total rent expense, net of tax (4)	152,902	151,041
Estimated depreciation on operating leases, net of tax (4)	(90,084)	(84,411)
Estimated interest on operating leases, net of tax (4), (5)	62,818	66,630
NOPAT, including effect of operating leases	$321,856	$351,768

Average working capital	238,717	153,098
Average property and equipment	704,101	722,570
Average other assets	569,054	568,964
Average other liabilities	(99,049)	(103,198)
Average invested capital	$1,412,823	$1,341,434

Average operating leases (6)	1,242,722	1,208,682
Average invested capital, including operating leases	$2,655,545	$2,550,116

ROIC, including operating leases	12.1%	13.8%

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Twenty-six weeks ended
	July 3, 2022	July 4, 2021
Cash, cash equivalents and restricted cash at end of period	$290,750	$222,754
Cash flows from operating activities	$208,963	$177,305
Cash flows used in investing activities	$(53,098)	$(39,421)
Cash flows used in financing activities	$(112,119)	$(86,571)

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

Operating Activities

Cash flows from operating activities increased $31.7 million to $209.0 million for the twenty-six weeks ended July 3, 2022 compared to $177.3 million for the twenty-six weeks ended July 4, 2021. The increase in cash flows from operating activities was primarily a result of changes in working capital.

Cash flows used in operating activities from changes in working capital were $6.9 million in the twenty-six weeks ended July 3, 2022 compared to $32.2 million in the twenty-six weeks ended July 4, 2021. The decrease was primarily driven by the higher prior year payout of COVID related incentive compensation amounts earned in 2020.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments. Cash flows used in investing activities were $53.1 million and $39.4 million, for the twenty-six weeks ended July 3, 2022 and July 4, 2021, respectively.

We expect capital expenditures to be in the range of $130 - $150 million in 2022, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities

Cash flows used in financing activities were $112.1 million for the twenty-six weeks ended July 3, 2022 compared to $86.6 million for the twenty-six weeks ended July 4, 2021. During the twenty-six weeks ended July 3, 2022, cash flows used in financing activities primarily consisted of $111.1 million for stock repurchases and $3.4 million in debt issuance costs in connection with our Credit Agreement, partially offset by $2.7 million in proceeds from the exercise of stock options.

During the twenty-six weeks ended July 4, 2021, cash flows used in financing activities primarily consisted of $87.5 million for stock repurchases.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of July 3, 2022 and January 2, 2022.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our new Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of July 3, 2022.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2024	$600,000	$99,214	$500,786

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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Number of common shares acquired	2,397,671	3,150,649	3,878,858	3,280,617
Average price per common share acquired	$27.26	$26.75	$28.63	$26.67
Total cost of common shares acquired	$65,356	$84,275	$111,071	$87,484

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to July 3, 2022 and through August 1, 2022, we repurchased an additional 0.5 million shares of common stock for $14.1 million.

Contractual Obligations

Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of July 3, 2022 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates, net of interest rate swaps. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of July 3, 2022 and interest rates in effect at the time of this filing, are estimated to be approximately $52.5 million, with $11.2 million payable within 12 months.

Impact of Inflation and Deflation

Inflation and deflation in the prices of food and other products we sell may periodically affect our sales, gross profit and gross margin. Food inflation, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. Inflationary pressures on compensation, utilities, commodities, equipment and supplies may also impact our profitability. Food deflation across multiple categories, particularly in produce, could reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales. The short-term impact of inflation and deflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and twenty-six weeks ended July 3, 2022. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Credit Agreement as of July 3, 2022, each hundred basis point change in SOFR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the one outstanding swap at July 3, 2022 and January 2, 2022 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swap, based on the $250.0 million principal outstanding under our Credit Agreement as of July 3, 2022, each hundred basis point change in SOFR would result in no change in interest expense annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 10, “Derivative Financial Instruments” of our unaudited consolidated financial statements).

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of July 3, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended July 3, 2022, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 7, “Commitments and Contingencies” to our unaudited consolidated financial statements for information regarding certain legal proceedings in which we are involved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended July 3, 2022.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 4, 2022 - May 1, 2022	586,753	$32.38	586,753	$547,142,000
May 2, 2022 - May 29, 2022	1,007,730	$25.22	1,007,730	$521,728,000
May 30, 2022 - July 3, 2022	803,188	$26.07	803,188	$500,786,000

(1)
Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2022.
(2)
On March 2, 2022, our board of directors authorized a $600 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Letter Agreement, dated May 25, 2022, by and between Sprouts Farmers Market and Gil Phipps (1)

10.2	Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (1)

10.3	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (1)

10.4	Form of Performance Share Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (1)

10.5	Form of Stock Option Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (1)

10.6	Form Notice of Amendment to Outstanding Awards granted under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 27, 2022, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: August 3, 2022	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer
(Principal Financial Officer)