Form 10-Q
period 2022-10-02
Sprouts Farmers Market, Inc.
filed 2022-11-08
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

or

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

As of November 4, 2022, the registrant had 105,852,470 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	October 2, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$316,042	$245,287
Accounts receivable, net	11,455	21,574
Inventories	301,667	265,387
Prepaid expenses and other current assets	43,867	35,468
Total current assets	673,031	567,716
Property and equipment, net of accumulated depreciation	694,098	716,029
Operating lease assets, net	1,081,514	1,072,019
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	15,036	13,513
Total assets	$3,017,517	$2,923,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,968	$145,901
Accrued liabilities	144,935	155,996
Accrued salaries and benefits	53,875	58,743
Current portion of operating lease liabilities	158,219	151,755
Current portion of finance lease liabilities	1,141	1,078
Total current liabilities	525,138	513,473
Long-term operating lease liabilities	1,095,154	1,095,909
Long-term debt and finance lease liabilities	258,992	259,656
Other long-term liabilities	38,486	36,306
Deferred income tax liability	58,919	57,895
Total liabilities	1,976,689	1,963,239
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 106,491,322 shares issued and outstanding, October 2, 2022; 111,114,374 shares issued and outstanding, January 2, 2022	106	111
Additional paid-in capital	720,447	704,701
Accumulated other comprehensive income (loss)	498	(3,758)
Retained earnings	319,777	258,822
Total stockholders’ equity	1,040,828	959,876
Total liabilities and stockholders’ equity	$3,017,517	$2,923,115

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	$1,591,026	$1,509,633	$4,827,669	$4,607,073
Cost of sales	1,007,376	969,904	3,051,914	2,931,089
Gross profit	583,650	539,729	1,775,755	1,675,984
Selling, general and administrative expenses	460,834	423,416	1,382,854	1,299,498
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,313	30,377	93,377	92,036
Store closure and other costs, net	2,164	128	3,034	1,757
Income from operations	90,339	85,808	296,490	282,693
Interest expense, net	1,951	2,911	7,648	8,840
Income before income taxes	88,388	82,897	288,842	273,853
Income tax provision	22,648	19,030	72,798	65,924
Net income	$65,740	$63,867	$216,044	$207,929
Net income per share:
Basic	$0.61	$0.56	$1.98	$1.78
Diluted	$0.61	$0.56	$1.97	$1.77
Weighted average shares outstanding:
Basic	107,229	114,201	109,066	116,497
Diluted	108,095	114,818	109,888	117,252

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income	$65,740	$63,867	$216,044	$207,929

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $149, $707, $2,167 and $2,192	432	2,044	6,266	6,339
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($44), ($372), ($695) and ($1,112)	(127)	(1,076)	(2,010)	(3,216)
Total other comprehensive income (loss)	305	968	4,256	3,123

Comprehensive income	$66,045	$64,835	$220,300	$211,052

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended October 2, 2022

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at July 3, 2022	107,967,677	$108	$715,331	$298,058	$193	$1,013,690
Net income	—	—	—	65,740	—	65,740
Other comprehensive income (loss)	—	—	—	—	305	305
Issuance of shares under stock plans	81,841	—	1,364	—	—	1,364
Repurchase and retirement of common stock	(1,558,196)	(2)	—	(44,021)	—	(44,023)
Share-based compensation	—	—	3,752	—	—	3,752
Balances at October 2, 2022	106,491,322	$106	$720,447	$319,777	$498	$1,040,828

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 2, 2022	111,114,374	$111	$704,701	$258,822	$(3,758)	$959,876
Net income	—	—	—	216,044	—	216,044
Other comprehensive income (loss)	—	—	—	—	4,256	4,256
Issuance of shares under stock plans	814,002	—	4,074	—	—	4,074
Repurchase and retirement of common stock	(5,437,054)	(5)	—	(155,089)	—	(155,094)
Share-based compensation	—	—	11,672	—	—	11,672
Balances at October 2, 2022	106,491,322	$106	$720,447	$319,777	$498	$1,040,828

The accompanying notes are an integral part of these consolidated financial statements.

For the thirteen and thirty-nine weeks ended October 3, 2021

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at July 4, 2021	115,180,832	$115	$695,745	$259,582	$(6,319)	$949,123
Net income	—	—	—	63,867	—	63,867
Other comprehensive income (loss)	—	—	—	—	968	968
Issuance of shares under stock plans	54,007	—	672	—	—	672
Repurchase and retirement of common stock	(2,079,420)	(2)	—	(49,998)	—	(50,000)
Share-based compensation	—	—	3,453	—	—	3,453
Balances at October 3, 2021	113,155,419	$113	$699,870	$273,451	$(5,351)	$968,083

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2021	117,953,435	$118	$686,648	$203,001	$(8,474)	$881,293
Net income	—	—	—	207,929	—	207,929
Other comprehensive income (loss)	—	—	—	—	3,123	3,123
Issuance of shares under stock plans	562,021	—	1,918	—	—	1,918
Repurchase and retirement of common stock	(5,360,037)	(5)	—	(137,479)	—	(137,484)
Share-based compensation	—	—	11,304	—	—	11,304
Balances at October 3, 2021	113,155,419	$113	$699,870	$273,451	$(5,351)	$968,083

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021
Operating activities
Net income	$216,044	$207,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	96,057	94,422
Operating lease asset amortization	87,316	80,295
Store closure and other costs, net	171	—
Share-based compensation	11,672	11,304
Deferred income taxes	1,025	2,085
Other non-cash items	404	883
Changes in operating assets and liabilities:
Accounts receivable	16,491	12,999
Inventories	(36,280)	(16,860)
Prepaid expenses and other current assets	(7,880)	(6,001)
Other assets	1,678	(2,834)
Accounts payable	23,121	29,479
Accrued liabilities	2,482	1,046
Accrued salaries and benefits	(4,868)	(30,544)
Operating lease liabilities	(99,055)	(88,664)
Other long-term liabilities	(1,588)	1,120
Cash flows from operating activities	306,790	296,659
Investing activities
Purchases of property and equipment	(80,749)	(70,010)
Cash flows used in investing activities	(80,749)	(70,010)
Financing activities
Payments on finance lease liabilities	(600)	(507)
Payments of deferred financing costs	(3,373)	—
Repurchase of common stock	(155,094)	(137,484)
Proceeds from exercise of stock options	4,074	1,918
Cash flows used in financing activities	(154,993)	(136,073)
Increase in cash, cash equivalents, and restricted cash	71,048	90,576
Cash, cash equivalents, and restricted cash at beginning of the period	247,004	171,441
Cash, cash equivalents, and restricted cash at the end of the period	$318,052	$262,017

Supplemental disclosure of cash flow information
Cash paid for interest	$8,415	$8,710
Cash paid for income taxes	65,671	65,783
Leased assets obtained in exchange for new operating lease liabilities	96,956	96,713

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$17,834	$19,228

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, operates as a healthy grocery store that offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of October 2, 2022, the Company operated 379 stores in 23 states. The “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

	Balance at January 2, 2022	Gift Cards Issued During Current Period but Not Redeemed(1)	Revenue Recognized from Beginning Liability	Balance at October 2, 2022
Gift card liability, net	$12,586	$1,911	$(5,350)	$9,147

(1) net of estimated breakage

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, or any remaining performance obligations as of October 2, 2022.

Restricted Cash

Restricted cash relates to defined benefit plan forfeitures as well as healthcare, general liability and workers’ compensation restricted funds of approximately $2.0 million and $1.7 million as of October 2, 2022 and January 2, 2022, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. In the thirty-nine weeks ended October 2, 2022, the Company adopted certain optional expedients provided under Topic 848 that permit its hedging relationships to continue without de-designation upon changes due to reference rate reform. The adoption of this guidance resulted in no material impact to the Company’s consolidated financial statements. See Note 10, “Derivative Financial Instruments” for more information on our hedging activities. The optional expedients and accounting relief in Topic 848 remain effective through December 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

No other new accounting pronouncements issued or effective during the thirteen weeks ended October 2, 2022 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of October 2, 2022 and January 2, 2022:

October 2, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Total financial liabilities	$—	$250,000	$—	$250,000
Interest rate swap asset	$—	$687	$—	$687
Total assets	$—	$687	$—	$687

January 2, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	5,107	—	5,107
Total financial liabilities	$—	$255,107	$—	$255,107

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of October 2, 2022 and January 2, 2022.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	October 2, 2022	January 2, 2022
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$250,000	$—
Former Credit Facility	March 27, 2023	Variable	—	250,000
Finance lease liabilities	Various	n/a	8,992	9,656
Long-term debt and finance lease liabilities			$258,992	$259,656

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

The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $24.8 million have been issued as of October 2, 2022 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.

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

As of October 2, 2022, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 1.00% per annum.

The effective interest rate on 100% of outstanding debt under the Credit Agreement is fixed, reflecting the effects of floating to fixed interest rate swaps (see Note 10, “Derivative Financial Instruments”).

As of October 2, 2022, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen and thirty-nine weeks ended October 2, 2022, the Company made no additional borrowings or principal payments, resulting in total outstanding debt under the Credit Agreement of $250.0 million as of October 2, 2022.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of October 2, 2022.

5. Income Taxes

The Company’s effective tax rate increased to 25.6% for the thirteen weeks ended October 2, 2022, compared to 23.0% for the thirteen weeks ended October 3, 2021.The increase in the effective tax rate is primarily due to a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits as well as an increase of non-deductible executive compensation.

The Company’s effective tax rate increased to 25.2% for the thirty-nine weeks ended October 2, 2022, compared to 24.1% for the thirty-nine weeks ended October 3, 2021.The increase in the effective tax rate is primarily due to a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits as well as an increase of non-deductible executive compensation, partially offset by an increase in benefit from share-based payment awards in the current year. The income tax effect resulting from excess tax benefits of share-based payment awards were $1.6 million and $0.2 million for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate.

6. Related Party Transactions

On May 24, 2022, the Company appointed a new member to its board of directors who is an executive officer of a company that is a supplier of nutrition bars and related products to the Company for resale. The cost of sales recognized from this supplier was $1.2 million during the thirteen weeks ended October 2, 2022 and was $2.5 million since the beginning of the second quarter of 2022.

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

On November 20, 2020, CERT filed a notice of appeal to appeal the ruling on the defense motion for summary judgment. On October 26, 2022, the appellate court affirmed the trial court’s decision. As the Company expects CERT to appeal this ruling, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

8. Stockholders’ Equity

Share Repurchases

On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of October 2, 2022.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2024	$600,000	$143,236	$456,764

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Number of common shares acquired	1,558,196	2,079,420	5,437,054	5,360,037
Average price per common share acquired	$28.25	$24.05	$28.53	$25.65
Total cost of common shares acquired	$44,023	$50,000	$155,094	$137,484

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to October 2, 2022 and through November 4, 2022, the Company repurchased an additional 0.6 million shares of common stock for $17.8 million.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic net income per share:
Net income	$65,740	$63,867	$216,044	$207,929
Weighted average shares outstanding	107,229	114,201	109,066	116,497
Basic net income per share	$0.61	$0.56	$1.98	$1.78
Diluted net income per share:
Net income	$65,740	$63,867	$216,044	$207,929
Weighted average shares outstanding - basic	107,229	114,201	109,066	116,497
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	314	197	318	211
RSUs	266	245	371	376
PSAs	286	175	133	168
Weighted average shares and equivalent shares outstanding	108,095	114,818	109,888	117,252
Diluted net income per share	$0.61	$0.56	$1.97	$1.77

For the thirteen weeks ended October 2, 2022, the Company had 0.3 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended October 3, 2021, the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

For the thirty-nine weeks ended October 2, 2022, the Company had 0.5 million options, 0.1 million RSUs, and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirty-nine weeks ended October 3, 2021, the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract has been designated and qualifies as a cash flow hedge, and its change in fair value is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurs. The forward contract initially consisted of five cash flow hedges, of which one was outstanding at October 2, 2022. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the one outstanding swap was $250.0 million at October 2, 2022 and January 2, 2022, under which the Company pays a fixed rate and receives a variable rate of interest (cash flow swap). The cash flow swap hedges the change in interest rates on debt related to fluctuations in interest rates and has a length of one year, maturing in 2022. This interest rate swap has been designated and qualifies as a cash flow hedge and has met the requirements to assume zero ineffectiveness. The Company reviews the effectiveness of its hedging instruments on a quarterly basis. During the first quarter of 2022, the Company elected to apply certain hedge accounting optional expedients allowed under Topic 848. The expedients allow the Company to continue the method of assessing effectiveness as documented in the original hedge documentation and allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument.

The counterparties to these derivative financial instruments are major financial institutions. The Company evaluates the credit ratings of the financial institutions and believes that credit risk is at an acceptable level. The following table summarizes the fair value of the Company’s derivative instruments designated as hedging instruments:

	As of October 2, 2022		As of January 2, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swaps	Other current assets	$687	Other current assets	$—
Interest rate swaps	Accrued liabilities	$—	Accrued liabilities	$5,107

The gain or loss on these derivative instruments is recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Consolidated Statements of Income Classification
Interest expense, net	$171	$1,448	$2,705	$4,328

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the thirty-nine weeks ended October 3, 2021 and October 2, 2022.

Cash Flow Hedges
Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $2,192	6,339
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($1,112)	(3,216)
Total other comprehensive income (loss)	3,123
Balance at October 3, 2021	$(5,351)

Balance at January 2, 2022	$(3,758)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $2,167	6,266
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($695)	(2,010)
Total other comprehensive income (loss)	4,256
Balance at October 2, 2022	$498

Amounts reclassified from accumulated other comprehensive income (loss) are included within interest expense, net on the consolidated statements of income.

12. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended October 2, 2022 and October 3, 2021.

	Thirteen weeks ended
	October 2, 2022		October 3, 2021
Perishables	$928,908	58.4%	$867,880	57.5%
Non-Perishables	662,118	41.6%	641,753	42.5%
Net Sales	$1,591,026	100.0%	$1,509,633	100.0%

	Thirty-nine weeks ended
	October 2, 2022		October 3, 2021
Perishables	$2,817,268	58.4%	$2,668,532	57.9%
Non-Perishables	2,010,401	41.6%	1,938,541	42.1%
Net Sales	$4,827,669	100.0%	$4,607,073	100.0%

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

Awards Granted under the 2022 Incentive Plan

During the thirty-nine weeks ended October 2, 2022, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
June 7, 2022	58,057	—	—
September 7, 2022	21,598	—	—
Total	79,655	—	—
Weighted-average grant date fair value	$27.75	$—	$—
Weighted-average exercise price	—	—	—

The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of October 2, 2022, there were 79,655 stock awards outstanding and 6,621,800 shares remaining available for issuance under the 2022 Incentive Plan.

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

Awards Granted under the 2013 Incentive Plan

During the thirty-nine weeks ended October 2, 2022, the Company granted the following share-based compensation awards under the 2013 Incentive Plan:

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

PSAs

PSAs granted in 2018 were subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets for the 2020 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2020 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2021). There were no outstanding 2018 PSAs as of October 2, 2022.

PSAs granted in 2019 are subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2021 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2022). During the thirty-nine weeks ended October 2, 2022, 208,172 of the 2019 PSAs vested. There were no outstanding 2019 PSAs as of October 2, 2022.

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

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Share-based compensation expense	$3,752	$3,453	$11,672	$11,304

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following share-based awards were outstanding as of October 2, 2022 and October 3, 2021:

	As of
	October 2, 2022	October 3, 2021
	(in thousands)
Options
Vested	313	244
Unvested	1,047	1,134
RSUs	974	935
PSAs	460	433

As of October 2, 2022, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards was as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$3,781	1.1
RSUs	19,114	1.7
PSAs	784	1.4
Total unrecognized compensation expense at October 2, 2022	$23,679

During the thirty-nine weeks ended October 2, 2022 and October 3, 2021, the Company received $4.1 million and $1.9 million, respectively, in cash proceeds from the exercise of options.

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

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Headquartered in Phoenix with 379 stores in 23 states as of October 2, 2022, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

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
•
Update Format and Expand in Select Markets. We are beginning to deliver unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. In 2021, we opened three stores and remodeled one store featuring our new format, and in the thirty-nine weeks ended October 2, 2022, we opened two new format stores. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth beginning in 2024.
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

Recent Developments

Our operations have generally stabilized since the onset of the COVID-19 pandemic. However, we continue to experience varying levels of inflation through increased product costs which we continue to pass through to retail pricing. In addition, due to continued difficulties in obtaining necessary equipment from third parties and inflationary pressures due to supply chain delays complicated by the COVID-19 pandemic, we have experienced and may continue to experience increased costs and delays in our planned new store openings. See “Risk Factors—The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” in our Form 10-K for additional information.

Results of Operations for Thirteen Weeks Ended October 2, 2022 and October 3, 2021

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	October 2, 2022	October 3, 2021
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,591,026	$1,509,633
Cost of sales	1,007,376	969,904
Gross profit	583,650	539,729
Selling, general and administrative expenses	460,834	423,416
Depreciation and amortization (exclusive of depreciation included in cost of sales)	30,313	30,377
Store closure and other costs, net	2,164	128
Income from operations	90,339	85,808
Interest expense, net	1,951	2,911
Income before income taxes	88,388	82,897
Income tax provision	22,648	19,030
Net income	$65,740	$63,867

Weighted average shares outstanding - basic	107,229	114,201
Diluted effect of equity-based awards	866	617
Weighted average shares and equivalent shares outstanding	108,095	114,818
Diluted net income per share	$0.61	$0.56

	Thirteen weeks ended
	October 2, 2022	October 3, 2021
Other Operating Data:
Comparable store sales growth	2.4%	(5.4)%
Stores at beginning of period	378	363
Closed	—	—
Opened	1	3
Stores at end of period	379	366

Comparison of Thirteen Weeks Ended October 2, 2022 to Thirteen Weeks Ended

October 3, 2021

Net sales

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Net sales	$1,591,026	$1,509,633	$81,393	5%
Comparable store sales growth	2.4%	(5.4)%

Net sales during the thirteen weeks ended October 2, 2022 totaled $1.6 billion, an increase of $81.4 million, or 5%, compared to the thirteen weeks ended October 3, 2021. The sales increase was driven by sales from new stores opened in the last twelve months and a 2.4% increase in comparable store sales. The increase in comparable store sales was due in part to an increase in basket value due to retail price inflation, partially offset by a slight reduction in the number of items per basket. Comparable stores contributed approximately 97% of total sales for each of the thirteen weeks ended October 2, 2022 and October 3, 2021.

Cost of sales and gross profit

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Net sales	$1,591,026	$1,509,633	$81,393	5%
Cost of sales	1,007,376	969,904	37,472	4%
Gross profit	583,650	539,729	43,921	8%
Gross margin	36.7%	35.8%	0.9%

Gross profit totaled $583.7 million during the thirteen weeks ended October 2, 2022, an increase of $43.9 million, or 8%, compared to the thirteen weeks ended October 3, 2021, driven by increased sales volume. Gross margin increased by 0.9% to 36.7% for the thirteen weeks ended October 2, 2022, compared to 35.8% for the thirteen weeks ended October 3, 2021, primarily as a result of offering fewer promotions in the current year.

Selling, general and administrative expenses

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Selling, general and administrative expenses	$460,834	$423,416	$37,418	9%
Percentage of net sales	29.0%	28.0%	1.0%

Selling, general and administrative expenses increased $37.4 million, or 9%, compared to the thirteen weeks ended October 3, 2021.The increase is primarily due to new stores opened since the comparable period in the prior year, higher wages and higher marketing spend in the current year, as well as higher credit card and ecommerce fees.

Depreciation and amortization

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Depreciation and amortization	$30,313	$30,377	$(64)	0%
Percentage of net sales	1.9%	2.0%	(0.1)%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $30.3 million for the thirteen weeks ended October 2, 2022, compared to $30.4 million for the thirteen weeks ended October 3, 2021. Depreciation and amortization primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs, net

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Store closure and other costs, net	$2,164	$128	$2,036	n/m
Percentage of net sales	0.1%	0.0%	0.1%

Store closure and other costs, net increased $2.0 million to $2.2 million for the thirteen weeks ended October 2, 2022 compared to $0.1 million for the thirteen weeks ended October 3, 2021. The increase in store closure and other costs, net was driven by inventory loss and other expenses incurred by several of our stores impacted by Hurricane Ian in the current quarter.

Interest expense, net

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Long-term debt	$2,246	$1,133	$1,113	98%
Capital and financing leases	209	223	(14)	(6)%
Deferred financing costs	193	141	52	37%
Interest rate hedge and other	(697)	1,414	(2,111)	(149)%
Total interest expense, net	$1,951	$2,911	$(960)	(33)%

Interest expense, net decreased to $2.0 million for the thirteen weeks ended October 2, 2022, compared to $2.9 million for the thirteen weeks ended October 3, 2021 primarily due to higher interest income and lower credit facility fees. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	October 2, 2022	October 3, 2021
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	3.9%
Enhanced charitable contributions	(0.9)%	(1.3)%
Federal credits	(0.3)%	(0.3)%
Return to Provision	(0.3)%	(0.6)%
Other, net	1.2%	0.3%
Effective tax rate	25.6%	23.0%

The effective tax rate increased to 25.6% for the thirteen weeks ended October 2, 2022 from 23.0% for the thirteen weeks ended October 3, 2021. The increase in the effective tax rate was primarily due to an increase of non-deductible executive compensation as well as a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits.

Net income

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Net income	$65,740	$63,867	$1,873	3%
Percentage of net sales	4.1%	4.2%	(0.1)%

Net income increased $1.9 million primarily due to increased sales and gross profit, partially offset by higher selling, general and administrative expenses and a higher effective tax rate for the reasons discussed above.

Diluted earnings per share

	Thirteen weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Diluted earnings per share	$0.61	$0.56	$0.05	9%
Diluted weighted average shares outstanding	108,095	114,818	(6,723)

The increase in diluted earnings per share of $0.05 was driven by higher net income in addition to fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

Results of Operations for Thirty-nine Weeks Ended October 2, 2022 and October 3, 2021

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

Comparison of Thirty-nine Weeks Ended October 2, 2022 to Thirty-nine Weeks Ended

October 3, 2021

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$4,827,669	$4,607,073
Cost of sales	3,051,914	2,931,089
Gross profit	1,775,755	1,675,984
Selling, general and administrative expenses	1,382,854	1,299,498
Depreciation and amortization (exclusive of depreciation included in cost of sales)	93,377	92,036
Store closure and other costs, net	3,034	1,757
Income from operations	296,490	282,693
Interest expense, net	7,648	8,840
Income before income taxes	288,842	273,853
Income tax provision	72,798	65,924
Net income	$216,044	$207,929

Weighted average shares outstanding - basic	109,066	116,497
Diluted effect of equity-based awards	822	755
Weighted average shares and equivalent shares outstanding	109,888	117,252
Diluted net income per share	$1.97	$1.77

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021
Other Operating Data:
Comparable store sales growth	2.0%	(8.4)%
Stores at beginning of period	374	362
Closed	(4)	—
Opened	9	4
Stores at end of period	379	366

Net Sales

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Net sales	$4,827,669	$4,607,073	$220,596	5%
Comparable store sales growth	2.0%	(8.4)%

Net sales during the thirty-nine weeks ended October 2, 2022 totaled $4.8 billion, an increase of $220.6 million, or 5%, over the same period of the prior fiscal year. The sales increase was primarily due to a 2.0% increase in comparable store sales, driven primarily by an increase in basket due to retail inflation partially offset by a slight reduction of items in the basket, as well as sales from new stores opened in the last twelve months. Comparable stores contributed approximately 97% of total sales for the thirty-nine weeks ended October 2, 2022 and approximately 96% for the thirty-nine weeks ended October 3, 2021.

Cost of sales and gross profit

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Net sales	$4,827,669	$4,607,073	$220,596	5%
Cost of sales	3,051,914	2,931,089	120,825	4%
Gross profit	1,775,755	1,675,984	99,771	6%
Gross margin	36.8%	36.4%	0.4%

Gross profit totaled $1.8 billion during the thirty-nine weeks ended October 2, 2022, an increase of $99.8 million, or 6%, compared to the thirty-nine weeks ended October 3, 2021 driven by increased sales volume. Gross margin increased to 36.8% for the thirty-nine weeks ended October 2, 2022, compared to 36.4% for the thirty-nine weeks ended October 3, 2021, due to improved shrink and offering fewer promotions in the current year.

Selling, general and administrative expenses

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Selling, general and administrative expenses	$1,382,854	$1,299,498	$83,356	6%
Percentage of net sales	28.6%	28.2%	0.4%

Selling, general and administrative expenses increased $83.4 million, or 6%, compared to the thirty-nine weeks ended October 3, 2021.The increase was primarily driven by the net increase in new stores opened since the prior year period as well as inflationary conditions driving increases in costs including wages, utilities and supplies. In addition, we have seen higher credit card fees as more consumers shift to credit compared to the prior year and ecommerce costs resulting from an increase in ecommerce sales compared to the prior year.

Depreciation and amortization

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Depreciation and amortization	$93,377	$92,036	$1,341	1%
Percentage of net sales	1.9%	2.0%	(0.1)%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $93.4 million for the thirty-nine weeks ended October 2, 2022, compared to $92.0 million for the thirty-nine weeks ended October 3, 2021.Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs, net

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Store closure and other costs, net	$3,034	$1,757	$1,277	73%
Percentage of net sales	0.1%	0.0%	0.1%

Store closure and other costs, net increased $1.3 million to $3.0 million, compared to $1.8 million for the thirty-nine weeks ended October 3, 2021. Store closure and other costs, net during the thirty-nine weeks ended October 2, 2022 primarily related to inventory loss and expenses incurred by several of our stores impacted by Hurricane Ian in addition to costs associated with the closing of four stores year-to-date. Store closure and other costs, net during the thirty-nine weeks ended October 3, 2021 was driven by inventory loss and additional expenses, net of insurance recovery, related to the impact of winter storms at several of our stores and a fire at one of our stores during the thirty-nine weeks ended October 3, 2021.

Interest expense, net

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Long-term debt	$4,745	$3,474	$1,271	37%
Capital and financing leases	646	686	(40)	(6)%
Deferred financing costs	609	423	186	44%
Interest rate hedge and other	1,648	4,257	(2,609)	(61)%
Total interest expense, net	$7,648	$8,840	$(1,192)	(13)%

Interest expense, net decreased to $7.6 million for the thirty-nine weeks ended October 2, 2022, compared to $8.8 million for the thirty-nine weeks ended October 3, 2021 primarily due to higher interest income and lower credit facility fees. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	4.5%
Enhanced charitable contributions	(1.0)%	(1.2)%
Federal Credits	(0.4)%	(0.4)%
Share-based payment awards	(0.6)%	(0.1)%
Return to Provision	(0.1)%	(0.2)%
Other, net	1.4%	0.5%
Effective tax rate	25.2%	24.1%

The effective tax rate increased to 25.2% for the thirty-nine weeks ended October 2, 2022 from 24.1% in the same period last year. The increase in the effective tax rate is primarily due to an increase of non-deductible executive compensation as well as a decrease in enhanced charitable contributions due to the expiration of CARES Act benefits, partially offset by an increase in benefit from share-based payment awards in the current year.

Net income

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Net income	$216,044	$207,929	$8,115	4%
Percentage of net sales	4.5%	4.5%	0.0%

Net income increased $8.1 million primarily due to increased sales and gross profit, partially offset by higher selling, general and administrative expenses and a higher effective tax rate for the reasons discussed above.

Diluted earnings per share

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	Change	% Change
Diluted earnings per share	$1.97	$1.77	$0.20	11%
Diluted weighted average shares outstanding	109,888	117,252	(7,364)

The increase in diluted earnings per share of $0.20 was driven by higher net income in addition to fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	October 2, 2022	October 3, 2021 (1)
	(dollars in thousands)
Net Income (2)	$252,272	$276,326
Special items, net of tax (3), (4)	—	1,339
Interest expense, net of tax (4)	7,843	9,075
Net operating profit after tax (NOPAT)	$260,115	$286,740

Total rent expense, net of tax (4)	152,942	151,764
Estimated depreciation on operating leases, net of tax (4)	(90,349)	(85,366)
Estimated interest on operating leases, net of tax (4), (5)	62,593	66,398
NOPAT, including effect of operating leases	$322,708	$353,138

Average working capital	258,834	164,740
Average property and equipment	702,206	716,425
Average other assets	568,716	568,922
Average other liabilities	(97,834)	(103,444)
Average invested capital	$1,431,922	$1,346,643

Average operating leases (6)	1,249,404	1,213,852
Average invested capital, including operating leases	$2,681,326	$2,560,495

ROIC, including operating leases	12.0%	13.8%

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirty-nine weeks ended
	October 2, 2022	October 3, 2021
Cash, cash equivalents and restricted cash at end of period	$318,052	$262,017
Cash flows from operating activities	$306,790	$296,659
Cash flows used in investing activities	$(80,749)	$(70,010)
Cash flows used in financing activities	$(154,993)	$(136,073)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Our operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment expire or become subject to renewal clauses at various dates through 2045. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities increased $10.1 million to $306.8 million for the thirty-nine weeks ended October 2, 2022 compared to $296.7 million for the thirty-nine weeks ended October 3, 2021. The increase in cash flows from operating activities was primarily a result of cash generated from higher net income and changes in working capital.

Cash flows used in operating activities from changes in working capital were $6.9 million in the thirty-nine weeks ended October 2, 2022 compared to $9.9 million in the thirty-nine weeks ended October 3, 2021. The decrease was primarily driven by the higher payout of COVID related incentive compensation amounts earned in 2020 and paid in 2021, partially offset by higher inventories impacted by inflationary cost increases on our purchases in the current year.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments. Cash flows used in investing activities were $80.7 million and $70.0 million, for the thirty-nine weeks ended October 2, 2022 and October 3, 2021, respectively.

We expect capital expenditures to be in the range of $120 - $135 million in 2022, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities

Cash flows used in financing activities were $155.0 million for the thirty-nine weeks ended October 2, 2022 compared to $136.1 million for the thirty-nine weeks ended October 3, 2021. During the thirty-nine weeks ended October 2, 2022, cash flows used in financing activities primarily consisted of $155.1 million for stock repurchases and $3.4 million in debt issuance costs in connection with our Credit Agreement, partially offset by $4.1 million in proceeds from the exercise of stock options.

During the thirty-nine weeks ended October 3, 2021, cash flows used in financing activities primarily consisted of $137.5 million for stock repurchases.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of October 2, 2022 and January 2, 2022.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our new Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of October 2, 2022.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2024	$600,000	$143,236	$456,764

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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Number of common shares acquired	1,558,196	2,079,420	5,437,054	5,360,037
Average price per common share acquired	$28.25	$24.05	$28.53	$25.65
Total cost of common shares acquired	$44,023	$50,000	$155,094	$137,484

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to October 2, 2022 and through November 4, 2022, we repurchased an additional 0.6 million shares of common stock for $17.8 million.

Contractual Obligations

Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of October 2, 2022 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates, net of interest rate swaps. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of October 2, 2022 and interest rates in effect at the time of this filing, are estimated to be approximately $52.7 million, with $12.5 million payable within 12 months.

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

Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, including pressures we are currently experiencing due to product cost inflation which we are largely passing along to retail pricing, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and thirty-nine weeks ended October 2, 2022. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $250.0 million principal outstanding under our Credit Agreement as of October 2, 2022, each hundred basis point change in SOFR would result in a change in interest expense by $2.5 million annually. We entered into an interest rate swap agreement in December 2017 to manage our cash flow associated with variable interest rates. The notional dollar amount of the one outstanding swap at October 2, 2022 and January 2, 2022 was $250.0 million under which we pay a fixed rate and received a variable rate of interest (cash flow swap). Taking into account the interest rate swap, based on the $250.0 million principal outstanding under our Credit Agreement as of October 2, 2022, each hundred basis point change in SOFR would result in no change in interest expense annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of October 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended October 2, 2022, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended October 2, 2022.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 4, 2022 - July 31, 2022	502,432	$26.70	502,432	$487,373,000
August 1, 2022 - August 28, 2022	457,650	$29.49	457,650	$473,875,000
August 29, 2022 - October 2, 2022	598,114	$28.61	598,114	$456,764,000

(1)
Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2022.
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

SPROUTS FARMERS MARKET, INC.

Date: November 8, 2022	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer
(Principal Financial Officer)