Form 10-K
period 2023-01-01
Sprouts Farmers Market, Inc.
filed 2023-03-02
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2023

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

As of July 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,761,959,072, based on the last reported sale price of such stock as reported on The NASDAQ Global Select Market on such date.

As of February 28, 2023, there were 103,067,514 outstanding shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 1, 2023.

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

PART I

Item 1. Business

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Headquartered in Phoenix with 386 stores in 23 states as of January 1, 2023, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 1, 2023, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, to the Sprouts banner through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations.

Our Growth Strategy

Since 2020, we have focused on a long-term growth strategy that we believe is transforming our company and driving profitable growth. We continue to execute on this strategy, focusing on the following areas:

•
Win with Target Customers. We are focusing attention on our target customers, identified through research as ‘health enthusiasts’ and ‘selective shoppers’, where there is ample opportunity to gain share within these customer segments. We believe our business can continue to grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by providing a full omnichannel offering through delivery or pickup via our website or the Sprouts app.
•
Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. In 2021, we opened three stores and remodeled one store featuring our new format, and in 2022, we opened nine new format stores. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of at least 10% annual unit growth beginning in 2024.
•
Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. With the opening of two fresh distribution centers in 2021, we now have more than 85% of our stores within 250 miles of a distribution center.
•
Refine Brand and Marketing Approach. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are investing savings from largely removing our weekly promotional print ad into increasing engagement and personalization with our target customers through digital and social connections, driving additional sales growth and loyalty.
•
Inspire and Engage Our Talent to Create a Best Place to Work. Subsequent to the initial launch of our long-term growth strategy, we have added the focus area of inspiring and engaging our talent through our culture, acquisition and development and total rewards program to attract and retain the talent we believe we need to execute on our strategic goals and transform our company into a premier place to work.
•
Deliver on Financial Targets and Box Economics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. With the implementation of our strategy beginning in 2020, we have significantly improved our margin structure above our 2019 baseline.

Our Stores and Operations

We believe our stores represent a blend of farmers markets, natural foods stores, and smaller specialty markets, distinguishing us from other food retailers, while also providing a broad offering of innovative and differentiated products with lifestyle friendly ingredients for our customers.

•
Store Design and Experience. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a specialty grocery offering. Produce remains the heart of our stores, as we typically dedicate approximately 20% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open layouts and low displays, intended to provide an easy-to-shop environment that invokes a farmers’ market experience and allows our customers to view the entire store. Our small box format allows for quick in-and-out service, and our curated assortment of innovative, responsibly and locally sourced items offer treasure hunt shopping experiences. The below diagram shows a sample layout of our new smaller format stores:

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
•
Store Size. Currently, our stores average approximately 28,000 square feet, which we believe is smaller than many of our peers’ average stores. Under our long-term growth strategy, our new format stores feature a smaller box size, generally between 21,000 and 25,000 square feet, that stay true to our fresh-focused, farmers market heritage but are less expensive to build, reduce non-selling space, reduce occupancy and operating costs and leverage the strengths of our older, highly productive stores. Our stores are located in a variety of mid-sized and larger shopping centers, lifestyle centers and in certain cases, independent single-unit, stand-alone developments. The size of our stores and our real estate strategy provide us flexibility in site selection.

•
Team Members. Our stores are typically staffed with 75 to 100 full and part-time team members. We strive to create a strong and unified company culture and develop team members throughout the entire organization, and we assist our store teams with our store support office and regional teams. We have prioritized making investments in training development that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers. We also support leadership and career opportunities for our team members at Sprouts. We believe our team members contribute to our consistently high service standards and that this helps us successfully open and operate our stores.

Our Product Offering

We are a specialty natural and organic food retailer that offers a unique shopping experience for our customers. To offer the right assortment of healthy alternatives and good-for-you options, we curate our product mix to differentiated fresh, natural and organic foods and healthier options throughout all of our departments, with innovative products that feature lifestyle friendly ingredients.

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

	2022	2021	2020
Perishables	58.0%	57.7%	57.2%
Non-Perishables	42.0%	42.3%	42.8%

Departments

While we focus on providing an abundant and affordable offering of natural and organic produce, our stores also include the following departments that enable customers to have a full grocery shopping experience: packaged groceries, meat and seafood, deli, vitamins and supplements, dairy and dairy alternatives, bulk items, baked goods, frozen foods, natural health and body care, and beer and wine. Our departments reflect our unique selling proposition featuring intentional curation of responsibly and locally sourced products. We believe each of our departments provides high-quality, differentiated and value-oriented offerings for our customers which we continuously refine with our customer preferences in mind.

Sprouts Brand

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. We sell a broad assortment of products that are differentiated and fun to explore, offer incredible taste, quality, value and experience, and are only available at Sprouts. We started a program in 2022 to update and redesign all Sprouts branded products, and we are expecting to complete this in 2024. Though early in the rollout of the new design, we are seeing positive impact in terms of sales and recognition. The Sprouts Brand program accounted for just over 19% of our revenue in fiscal 2022. We believe our Sprouts Brand products build and enhance the overall Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience.

Product Innovation

We believe Sprouts is on the forefront of food innovation and has paved the way for natural food trends for over two decades. Since our founding, Sprouts has carried a wide selection of innovative natural and organic brands that resonate with our target customers and inspire healthy living for everyone. We have nurtured and grown many once-shoestring brands that now serve as category leaders. As we continue to grow, we aspire to become the most innovative health and wellness specialty food retailer in the country by seeking out and growing our relationships with niche vendors to bring their unique, quality products to the millions of shoppers who visit our stores every week. Led by our dedicated foraging team, we embrace product innovation, and we believe our stores serve as an incubator for growth across the natural foods industry, highlighting new and differentiated items in our innovation center merchandising displays.

In 2022, we launched approximately 8,400 new products. We feature thousands of responsibly sourced products with certifications and attributes that are desired by our target customer base, including organic, paleo, keto, plant-based, non-GMO, fair trade, gluten-free, vegan, grass-fed, raw and humane certified. We will continue to offer a treasure hunt experience for our customers by sourcing new, innovative and differentiated offerings into every department of our stores.

Sourcing and Distribution

We manage the buying of, and set the standards for, the products we sell, and we source our products from hundreds of vendors and suppliers, both domestically and internationally. We are committed to sourcing products in a manner that respects people, our communities and the environment, and we seek to partner with suppliers and service providers that share this commitment, as included in our Supplier Code of Conduct, which details our expectations regarding workplace standards and supplier best practices, and Commitment to Human Rights.

We work closely with our supply chain partners to improve animal welfare standards, sustainable seafood sourcing, support for organic agriculture and the ethical treatment of people. For an overview of our product sourcing policies and programs, please visit: about.sprouts.com/product-sourcing/.

We believe, based on our industry experience, that our strong relationships in the produce business provide us a competitive advantage and enable us to offer high-quality produce at prices we believe are generally below those of conventional food retailers and even further below high-end natural and organic food retailers. Our centralized buyers are supported by dedicated regional procurement teams that provide us flexibility to procure produce on local, regional and national levels. Our regional produce buying teams allow us to form meaningful relationships with farmers to build a path to growing with them as we grow, and our flexibility allows us to react to produce markets quickly in order to purchase produce in smaller quantities than larger chains and to help us bring new and innovative varietals to our customers at favorable pricing. These products become treasure hunt items found at our stores.

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

As a pillar of our long-term growth strategy, we expect to create an advantaged supply chain and aspire to locate our distribution centers within 250 miles of the majority of our stores. We currently have seven distribution centers, with two located in California and one located in each of Arizona, Texas, Georgia, Colorado and Florida. The increased proximity of our distribution centers to our stores has allowed us to deliver on our fresh commitment to our customers, by sourcing more products from local farmers and improving efficiencies in our distribution process.

We believe our scale, together with this decentralized purchasing structure and flexibility generates cost savings, which we frequently pass on to our customers. Distributors and farmers recognize the volume of goods we sell through our stores and our flexible purchasing and supply chain model allows us to opportunistically acquire produce at great value which we will frequently pass along to our customers.

For all non-produce products, we use third-party distributors and vendors to distribute products directly to our stores following specifications and quality control standards that are set by us.

KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 45%, 44% and 42% of our total purchases in fiscal 2022, 2021, and 2020, respectively. Another 3% of our total purchases in each of fiscal 2022, 2021 and 2020 were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”). Our primary supplier of meat and seafood accounted for approximately 13% of our total purchases in each of fiscal 2022, 2021 and 2020. See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising

Pricing

As a farmers market style store, we emphasize competitive prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers, particularly in certain categories such as produce. We position our prices with everyday value for our customers within our margin structure, with regular promotions that drive traffic and trial. Our brands products offer entry-level price points in certain categories, but also focuses on innovation, treasure hunt experience, wellness or health benefits and quality.

Marketing and Advertising

As part of our long-term growth strategy to refine our brand and marketing approach, we have pivoted our marketing strategy to attempt to drive more profitable growth and create more meaningful connections with our customers. Our digital-first marketing program is focused on connecting with our most important, higher value target customers via precision geographic targeting, data-driven media and focusing on personal relevance to tap into our target audience’s needs and affinities.

We believe our story telling through broadcast and digital media will reach more customers than our prior approach utilizing weekly paper flyers, which we largely discontinued. During 2022, we garnered more than 20 million weekly digital flyer impressions, demonstrating that our leverage of digital media to reach customers and share what is new and unique at Sprouts resonates with the habits of today’s shoppers. We experienced a 27% increase in SMS subscribers and a 16% increase in email subscribers in 2022 compared to 2021. Additionally, digital, TV and radio ads reached shoppers with 4.3 billion impressions, and we ended the year with 2.2 million followers across all social platforms. Leveraging digital communications targeted to specific geographic areas also provides us with greater flexibility to offer different promotions and respond to local competitive activity and allows us to make our customers aware of what is new and different in our stores in real time.

Sprouts continues to educate and reach shoppers through social partnerships, special content and sponsorships. Among our 2022 highlights:

•
We worked with 270 social influencers from coast-to-coast last year who shared what they love about Sprouts in their own words to their unique followers.
•
In June, we announced our long-term commitment to and investment in collegiate women’s athletics through partnerships with the Big 12 and Pac 12 conferences along with supporting 50 individual Name, Image and Likeness (NIL) deals with female athletes from multiple schools from both conferences, becoming the first grocery retailer to make such a commitment.
•
In conjunction with our partnerships with the Big 12 and Pac 12 conferences, in September we announced individual sponsorship agreements with the athletics departments at Arizona State University, University of California, Los Angeles, University of Southern California and University of Texas, pursuant to which we will continue our commitment to women’s athletics by sponsorship of season-long activities and entitlement games.
•
Sprouts first ever back-of-jersey sponsorship with the Angel City Football Club took flight as the club began play in the National Women’s Soccer League in 2022. A portion of the partnership funds are being allocated to support local causes that provide fresh food access and further children’s nutrition education throughout Los Angeles.

We have developed and maintain the Sprouts app on which we include digital coupons and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers, highlight our product offerings and offer special deals. Our website and app also feature online ordering for delivery and pickup. We offer home deliveries from our stores through partner services in all of our markets nationwide, as well as “click and collect” pickup service at all of our stores. We will continue to explore mobile and digital opportunities to further connect with our customers and leverage data for better customer insights.

Our Customers

We have employed deep research to understand our target customer, what occasions drive purchases, what they buy and where they buy it. Our research yielded a better understanding that our target customer is comprised of two specific groups: health enthusiasts and selective shoppers (whom we formerly referred to as experience seekers), and we are focusing on these groups in our long-term growth strategy.

Our target customer over-indexes on lifestyle choices and seeks better-for-you grocery options and innovative, quality products to support their healthy lifestyle. We believe they are engaged and connected to what they eat – how it makes them feel, where it comes from and the role it can play in their lives. Our target customer covers a wide range of incomes and age demographics – from Baby Boomers to Generation Z – and seek a variety of healthy and organic options in addition to a great store experience. We believe we only serve a small portion of these target customers at present and have an opportunity to gain a larger proportion of their market share of food-at-home purchases by targeting and identifying those innovative, attribute-driven, quality products and providing the in-store experience and support in living a healthy lifestyle that they are seeking.

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

Our 2022 ESG highlights included:

•
Nearly 26% of total sales from organic products;
•
Approximately $200M in sales of products produced by women, minority, veteran, or LGBTQ-owned suppliers;
•
$145M in local produce sales;
•
21% increase in less carbon intensive plant-based product sales;
•
Recovered 87% of food waste, and donated the equivalent of 27 million meals; and
•
Recycled more than 800,000 pounds of plastic from customer returned bags and product shipping wrap.

Based on our ESG accomplishments, we received a rating of AAA in the 2022 MSCI ESG Ratings assessment. The AAA rating represents the highest on the scale and signifies a company leading its industry in managing the most significant ESG risks and opportunities. Sprouts was also named as one of the 100 most sustainable companies in the world by Corporate Knights. For more information on our ESG efforts and reporting, including our most recent ESG reports, please visit about.sprouts.com/sustainability/. The information contained on or accessible through our website and in our ESG reports is not incorporated by reference into this Annual Report on Form 10-K.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on promoting nutrition education and increasing access to fresh, nutritious food in communities where Sprouts operates. Since the Foundation’s inception, it has awarded approximately $18.5 million in donations to more than 440 nonprofit organizations and hosted an estimated 270 volunteer service projects.

Our Foundation's 2022 highlights included:

•
Invested over $3.2 million into programs to provide an estimated three million students with school garden and nutrition education programming;
•
Hosted annual Sprouts’ Day of Service, where 700 team members donated 3,000 volunteer hours. In total, the Foundation hosted 59 volunteer activities that resulted in 4,000 service hours in 2022;
•
Awarded $2.2 million in high-impact capacity grants to empower nonprofit organizations to expand their program operations; and
•
United more than 400 educators for the first-ever Sprouts’ School Garden Summit, a national four-day learning event dedicated to strengthening the school garden and outdoor education movement.

For more information on our Foundation, please visit about.sprouts.com/sprouts-foundation/.

Human Capital Management

At Sprouts, our culture is rooted in our values of “Care”, “Own it”, and “Love Being Different”. We remain focused on improving the health of the communities we serve. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates and retaining team members that have a love of food, pride themselves on service excellence, and share our purpose driven culture. We build on our targeted recruitment efforts with robust training on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every store. As of January 1, 2023, we had approximately 31,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

2022 Highlights. We are proud of the following achievements during the year:

•
We continue to cascade our three core values to intentionally shape our culture and act as a lens to guide the decisions we make. The values will inform our behaviors and actions to create a sense of inclusion and belonging.
•
We engaged in leadership development sessions across the organization with a focus on behaviors aligned to our values.
•
As one of the fastest growing specialty retailers of fresh, natural and organic food in the country, we created 1,600 new jobs in 2022 through new store openings.
•
Additionally, we promoted 7,350 team members and filled 64% of store manager positions with internal candidates.
•
Team members saved approximately $18.6 million through store discounts.
•
We awarded 58 scholarships to team members and dependents in 2022. Since the scholarship program’s inception, we have awarded more than $1.7 million in scholarships.

Total Rewards. Because we are a people powered business, we are proud to continuously invest in our workforce by offering competitive salaries and wages, which we regularly assess against the current business environment and labor market. We proactively make changes to our total rewards programs to attract the talent that will support our growth strategy and will elevate the customer experience. Furthermore, we offer comprehensive, relevant and market competitive benefits to all eligible team members:

•
We offer a variety of medical benefit plans to allow team members the ability to choose the best plan for them and their families.
•
We offer well-being services and support dedicated to the mental, physical, emotional and financial well-being of our team members.
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
•
We offer team members the opportunity to participate in the Western Association of Food Chains’ Retail Management Certificate Program that provides the core skills and knowledge to move into a management role in the retail industry. During 2022, 64 Sprouts team members enrolled in this program, and 8 team members graduated from the program.

•
We participated in the McKinsey Connected Leaders Academy, for the second year, engaging high performing leaders in programs designed to develop diverse leaders at Sprouts. We had 39 participants in 2022, which included leaders participating in Hispanic, Black & Asian Executive level and Manager level programs.
•
We offer The Henry Boney Memorial Scholarship, which is designed to offer team members or their dependents a $3,000 scholarship to achieve their college dreams.
•
All Sprouts team members can save at our stores, with a 15% Work Perk Discount. This year we offered a 30% discount to all team members over the course of six days aligned with our holiday celebrations.

Education, Training and Safety. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 31,000 team members. To grow the next generation of leaders at Sprouts, we have developed a Leadership Training Model to on-board store managers new to Sprouts. In 2022, we had 37 Leadership graduates totaling more than 8,900 hours in training. We introduced a college fast-track program in stores in 2022 to train college graduates for assistant store management roles, with 9 graduates in the program. Our store team members completed over 674,000 hours of in-store training in 2022.

We are committed to maintaining a safe environment for our team members and customers. Our stores implement various programs to reduce and eliminate hazards, resulting in a safer workplace and improved shopping experience. In 2022, our stores reported a 12% reduction in non-COVID worker compensation claims and a 15% reduction in general liability claims over the prior year.

Diversity and Inclusion. We pride ourselves on supporting an inclusive, respectful, and caring culture throughout our organization. In 2022, approximately 51% of our team members were female and approximately 48% of our team members were ethnically diverse, which we believe to be in-line or slightly better than our grocery peers. Further, of our promotions across all store roles, 54% were awarded to female team members and 50% were awarded to ethnically diverse team members. We conduct formal talent review and succession planning to identify top talent and intentionally make hiring and promotional decisions that consider inclusion of team members from underrepresented backgrounds. In 2021, Sprouts launched its first team member resource group "Inspiring Women at Sprouts" to continue to build a culture of inclusion and belonging. In 2022, we launched three additional team member resource groups representing affinity team members and allies: “Sabor” our Hispanic & Latin resource group, “Soul” our Black/African American resource group and “Rainbow Alliance” our LBGTQIA+ resource group.

Growing Our Business

As part of our long-term growth plan, we plan to expand our store base with at least 10% annual unit growth beginning in 2024. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway for us to achieve our growth target.

We intend to continue to focus our growth on areas where we have a large concentration of stores, such as California and Texas, while building out our newer markets, such as Florida, Georgia and the Mid-Atlantic region, to achieve a larger concentration of stores. We have opened 16, 12 and 22 new stores in fiscal 2022, 2021 and 2020, respectively. We expect to continue to expand our store base with approximately 30 store openings planned for fiscal 2023. Beyond 2023, we expect to target at least 10% annual unit growth, subject to the impact of supply chain disruptions which delayed a number of our new store openings in 2020- 2022. See “Item 2. Properties” for additional information with respect to our planned store closures in 2023.

The below diagram shows our store footprint, by state, as of January 1, 2023.

WA 4
NV 14
UT 5
CO 32
CA 130
KS 4
MO 3
PA 2
NJ 1
1
DE 1
MD 5
VA 1
AZ 44
NM 9
OK 11
TN 6
NC 5
SC 1
AL 3
GA 18
TX 51
LA 1
FL 35

New Store Development

We have an extensive analytics-based process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated real estate team as well as a real estate committee that includes certain of our executive officers. Multiple members of this committee often conduct an on-site inspection prior to approving any new location.

We have been successful across a variety of urban, suburban and rural locations in diverse geographies, from coast to coast, which we believe supports the portability of the Sprouts brand and store model into a wide range of markets. As we implement our long-term growth strategy, our future stores will deliver a unique and friendly shopping experience that stays true to our farmers market heritage by featuring a smaller box size than our recent vintages, generally between 21,000 and 25,000 square feet. By reducing our store square footage, we expect that our newer stores will have a lower cost to build and decreased occupancy and operating costs, while reducing non-selling space that will result in generally flat sales compared to our larger stores. We expect these cost reductions will allow us to deliver higher returns than our larger stores and continue to accelerate our growth.

See “Item 2. Properties” for additional information with respect to our store locations.

Seasonality

Our business is subject to modest seasonality. Our average weekly sales per store fluctuate throughout the year and are typically highest in the first half of the fiscal year and lowest during the fourth quarter.

Our Competition and Industry

We operate within the competitive and highly fragmented grocery store industry which encompasses a wide array of food retailers, including large national and regional conventional chain supermarkets, warehouse clubs, small grocery and convenience stores, independent grocers, and natural and organic, specialty, mass, discount and other food retail and online formats. Based on our industry experience, we believe our new stores capture market share from conventional supermarkets and specialty concepts in the supermarket segment.

Grocery customers are attracted to unique product offerings, formats and differentiated shopping experiences. Based on our industry experience, we also believe consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. This overall demand for healthy products is driven by many factors, including increased awareness about the benefits of eating healthy, a greater focus on preventative health measures, and the rising costs of health care. We believe customers are attracted to retailers with comprehensive health and wellness product offerings. As a result, food retailers are offering an increased assortment of fresh, natural and organic foods as well as vitamins and supplements to meet this demand.

Our competitors primarily include other specialty food retailers such as Whole Foods, Trader Joe’s, and smaller local or regional operators, conventional supermarkets such as Kroger, Albertsons, Safeway, H-E-B and Publix, as well as mass or discount retailers such as Target and Wal-Mart, warehouse membership clubs, online retailers such as Amazon, specialty stores, restaurants, home delivery and meal solution companies, and any other outlets offering food and similar products as those found in our stores. We believe Sprouts offers consumers a compelling value and differentiated products relative to our competitors and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of attribute-driven products along with exceptional customer engagement.

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

Information Technology Systems

We have made significant investments in information technology infrastructure and business systems, including point-of-sale, data warehouse, labor management, purchasing, inventory control, demand forecasting, and financial and reporting systems. Our recent investments have focused on solutions to enhance our operational productivity, optimize our labor, maintain our in-stock positions and forecast our customer demand, while maintaining our high quality and value proposition. All of our stores operate under one integrated information technology platform which allows for our current and future store growth. We will continue making investments in our current information technology infrastructure and invest in systems that scale to support our growth and add efficiencies to our growing operations. In addition, we continue our focused efforts on limiting risk of cyber-security incidents by investing in IT security technology tools, resources, penetration assessments, third-party security audits and employee training.

Regulatory Compliance

Our stores and online retail operations are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health, sanitation and food safety standards, food labeling, equal employment, minimum wages, data privacy, environmental protection, licensing for the manufacture, preparation and sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages, and cannabidiol (“CBD”) products. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products by us and our vendors are subject to regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”) and the Environmental Protection Agency (“EPA”).

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

USDA’s Agricultural Marketing Service (“AMS”) oversees compliance with the National Organic Standards Program and related labeling activity. In addition, AMS has responsibility for newly enacted requirements surrounding the disclosure of the presence of bioengineered ingredients in food.

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

CBD Products. The 2018 Farm Bill legalized the production of hemp and products made from hemp, hemp derivatives including CBD oil and extracts, and established that these products are no longer controlled substances, as long as the cannabis plant and products derived from the plant contain no more than 0.3% THC. Under the FDCA, it is unlawful to introduce into interstate commerce a food to which has been added a substance that is an active ingredient in an approved drug product or a substance for which substantial clinical investigations have been instituted, and the existence of such investigations has been made public. FDA has approved one drug product containing CBD as an active ingredient. Consequently, because CBD has been approved as a drug active ingredient, FDA’s current legal position is that CBD cannot be legally contained in a dietary supplement or food product. This restriction only applies to dietary supplements and foods. To date, FDA has limited its enforcement actions to those ingestible, topical, and cosmetic CBD products that make therapeutic or drug claims. However, regardless of enforcement priorities, FDA has the authority to remove from the market any CBD product if it is adulterated, its labeling is false or misleading, it is otherwise misbranded, or if it violates any other FDCA or FDA requirement or regulation. This enforcement authority extends to states that have legalized and regulated the distribution of ingestible CBD products.

Food, Cosmetics, Homeopathic and CBD Products, and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods, cosmetics, homeopathic and CBD products, and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of consent decrees and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

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

COVID-19 Pandemic

Our operations have generally stabilized since the onset of the COVID-19 pandemic in 2020. However, we continue to experience varying levels of inflation through increased product costs attributable in part due to the effects of the pandemic, which we continue to pass through to retail pricing. In addition, due to continued difficulties in obtaining necessary equipment from third parties and inflationary pressures due to supply chain delays complicated by the COVID-19 pandemic, we have experienced and may continue to experience increased costs and delays in our planned new store openings. See “Risk Factors—The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.” for additional information.

Corporate Offices

Our principal executive offices are located at 5455 E. High Street, Suite 111, Phoenix, Arizona 85054. Our website address is www.sprouts.com. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our investor relations website at http://investors.sprouts.com/, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. We also use our website as a tool to disclose important information about our company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance documents, code of ethics and Board committee charters and policies are also posted on http://investors.sprouts.com/.

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

The retail food business is sensitive to changes in general economic conditions. In addition to the impact of the COVID-19 pandemic, inflation, recessionary economic cycles, increases in interest rates, higher prices for commodities, raw materials, fuel and other energy, high levels of unemployment and consumer debt, depressed home values, high tax rates, tariffs and other macroeconomic factors that affect consumer spending and confidence or buying habits may materially adversely affect the demand for and prices of products we sell in our stores. As a result, consumers may be more cautious and could reduce their spending in our stores or shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores, online retailers or extreme value formats, which could have a material and adverse effect on our operating results and financial condition.

In addition, prolonged inflation or deflation can impact our business. Food inflation, such as the elevated levels we experienced during 2022, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. As a result, our operating results and financial condition could be materially adversely affected. Food deflation across multiple categories, particularly in produce and proteins, could also reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales.

Our failure to compete successfully in our competitive industry may adversely affect our revenues and profitability.

We operate in the competitive retail food industry. Our competitors include specialty grocers, conventional supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily differentiated product selection, quality, convenience, shopping experience, customer engagement, store format, location, price and delivery options. Our failure to offer products or services that appeal to our customers’ preferences or to effectively market these products or services could lead to a decrease in our sales. To the extent that our competitors offer lower prices or similar products, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to perishable, prepared and specialty foods, including fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores or expand delivery options within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in customer traffic and market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality fresh, natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 20% and 21% of our net sales in fiscal 2022 and

2021, respectively. Despite temporary challenges related to the COVID-19 pandemic, we have generally not experienced significant difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards. However, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions, including the potential effects of climate change, any of which can lower crop yields and reduce crop size and quality. This could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

In addition, we and our suppliers compete with other food retailers in the procurement of fresh, natural and organic products, and other specialty, attribute-driven products which are often less available than conventional products. If our competitors significantly increase these types of product offerings due to increases in consumer demand or otherwise, we and our suppliers may not be able to obtain a sufficient supply of such products on favorable terms, or at all, and our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We could also suffer significant inventory losses in the event of disruption of our supply chain network or extended power outages in our stores or distribution centers. If we are unable to maintain inventory levels suitable for our business needs, it would materially adversely affect our financial condition, results of operations and cash flows.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences and the impact of climate change.

As of January 1, 2023, we operated 130 stores in California, making California our largest market representing 34% of our total stores in fiscal 2022. We also have store concentration in Texas, Arizona and Colorado, operating 51, 44 and 32 stores in those states, respectively, and representing 13%, 11% and 8% of our total stores in fiscal 2022, respectively. As we execute our long-term growth strategy, we may become even more concentrated in these markets, as well as identified expansion markets such as Florida, in which we operated 35 stores in fiscal 2022. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; regulation; wage increases; changes in economic conditions; floods, prolonged droughts, diminished water resources, windstorms such as tornados, cyclones, hurricanes and tropical storms, winter storms or other severe weather conditions, which may be caused or exacerbated by climate change; and other catastrophic occurrences, such as pandemics, earthquakes or wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, full or partial loss of power in our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products whether from self or third-party distribution, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors, particularly in areas with significant geographic concentration of our stores or produce grocers on which we rely, may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

Fluctuations in commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities. Many commodity prices are subject to significant fluctuations and may be impacted by economic factors such as inflation and tariffs, and availability of commodities may be impacted by weather events and catastrophic occurrences. Any increase in prices of such key ingredients may cause our vendors to seek price increases from us, and price decreases may result in our competitors reducing retail prices on items containing such ingredients. If we are unable to mitigate these fluctuations, our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.

The unprecedented global outbreak of the novel coronavirus (COVID-19) that began in the first quarter of 2020 had a significant impact on all aspects of our business, including strains on our entire supply chain, store operations and merchandising functions. While our operations have generally stabilized since the peak of the pandemic, our operations may continue to be impacted by any continuing effects of COVID-19, including resurgences and variants of COVID-19 or outbreaks of any new viruses or contagions. These impacts may include difficulties and delays in sourcing, transporting and stocking products, inabilities to staff our stores and distribution centers at adequate levels to conduct our operations resulting in store closures or operating hour reductions, and incurring significant costs in support of our front-line store team members for enhanced benefits, safety measures and government-mandated wage increases.

Measures taken by governmental authorities to reduce the transmission of COVID-19 or any new viruses, including vaccine and testing mandates, may cause additional costs and disruptions in workforce availability, as well as costly litigation, enforcement actions and penalties. In addition, the COVID-19 pandemic has required and COVID-19 or new viruses may in the future again require us to make controversial decisions and recommendations about precautionary measures such as facial coverings, vaccinations and testing that could impact our results, including by impacting our brand, team member retention and satisfaction, and the willingness of customers to visit our stores. Store traffic may further decline as customers shop less frequently, choose other retail or online outlets to minimize potential exposure to COVID-19 or return to restaurants and other outlets to purchase and consume food. We have incurred incremental ecommerce fees from pre-pandemic levels as more customers adopt our digital solutions.

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

Due to continued difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic, we may continue to experience delays in our new store openings until disruptions to the global supply chain have been resolved, the timing of which is uncertain.

Another widespread health epidemic or other incidents beyond our control could materially impact our business.

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

We utilize natural gas, water, sewer and electricity in our stores and our transportation providers use gasoline and diesel in trucks that deliver products to our stores. We have been adversely impacted by the increased costs of energy and may be further adversely impacted if costs continue to increase. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply, increased environmental regulations or an anticipation of any such events or otherwise, will increase the costs of operating our stores and distribution centers. Our shipping costs also may increase if fuel and freight prices increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition, results of operations and cash flows.

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

Business and Operating Risks

Our ability to execute on our long-term growth strategy largely depends on new store openings, and our failure to successfully open new stores could negatively impact our business.

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of our long-term growth strategy depends upon a number of factors, including our ability to effectively achieve a level of cash flow or obtain necessary financing to support our expansion; find suitable sites for new store locations; manage supply chain constraints to obtain necessary equipment; negotiate and execute leases on acceptable terms; secure and manage the inventory necessary for the launch and operation of our new stores; hire, train and retain skilled team members; promote and market new stores; successfully execute and gain customer acceptance of our new store format; and address competitive merchandising, distribution, operational and other challenges encountered in connection with expansion into new geographic areas and markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions. Our ability to grow through strategic acquisitions will depend upon our ability to identify suitable targets and negotiate acceptable terms and conditions for their acquisition, as well as our ability to obtain financing for such acquisitions, integrate the acquired stores into our existing store base and retain the customers of such stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth strategy.

We opened 16 and 12 stores in fiscal 2022 and 2021, respectively, and we currently expect to open approximately 30 new stores in 2023. Beyond 2023, we expect to achieve 10% annual unit growth, including penetration of new markets with a greater concentration of new stores. However, we may not achieve this expected level of new store growth due to inability to find suitable sites, supply chain disruptions or otherwise. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

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

Real or perceived concerns that products we sell could cause unexpected illness, side effects, injury or death could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is increasing public awareness regarding and governmental scrutiny of food safety. Unexpected illness, side effects, injury, or death caused by products we prepare and/or sell, in particular our Sprouts brand products, or involving vendors that provide us with products or services that are consumed by our customers could expose us to severe damage to our reputation, product liability or negligence lawsuits or government enforcement actions. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Such illnesses, side effects, injuries or deaths could also result in the discontinuance of sales of these products or our relationship with such vendors or prevent us from achieving market acceptance of the affected products.

As a fresh, natural and organic retailer, we believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. As a result, we believe that our customers hold us to a high food safety and quality standards, in particular our Sprouts brand products. Therefore, real or perceived quality or food safety concerns, whether or not ultimately based on fact, and whether or not involving products prepared and/or sold at our stores or vendors that supply us with products or provide us with services, would cause negative publicity and lost confidence regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

In addition, unexpected delays in deliveries from vendors that ship directly to our stores or increases in distribution and transportation costs (including through increased labor or fuel costs) could have a material adverse effect on our financial condition, results of operations and cash flows. Labor shortages, work stoppages or wage increases in the transportation or other industries, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries or increased costs could negatively affect our business.

Disruption of significant supplier relationships could negatively affect our business.

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 45% and 44% of our total purchases in fiscal 2022 and 2021, respectively. Our current primary contractual relationship with KeHE continues through July 18, 2025 and provides that KeHE will be our primary supplier for all of our stores. Our primary supplier of meat and seafood products accounted for approximately 13% of our total purchases in both fiscal 2022 and 2021, respectively. Due to this concentration of purchases from a small number of third-party suppliers, the cancellation of our distribution arrangements or the disruption, delay or inability of our suppliers to timely deliver product to our stores in quantities or within service parameters that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels. Another 3% of our total purchases in both fiscal 2022 and 2021, respectively, were made through our secondary supplier of dry grocery and frozen food products, UNFI. Our current contractual relationship with UNFI continues through March 31, 2023, and we are engaging in discussions regarding a renewal. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic. Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We may not be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Disruptions to, security breaches or non-compliance involving, our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues.

We rely extensively on information technology systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources, store operations, ecommerce and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware attacks, catastrophic events, and usage errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased both in frequency and breadth. Point-of-sale hardware in our stores has also been targeted by individuals attempting to install skimmer devices or conduct other tampering to illicitly obtain payment card information. In response to these wide-ranging cybersecurity and data privacy risks, we have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Significant expenditures could be required to remedy future cybersecurity problems and protect against future breaches. Additionally, compliance with current and future applicable U.S. privacy, cybersecurity and related laws, including for example the California Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), can be costly and time-consuming. These costs could have a material adverse effect on our business, and our efforts may not meaningfully limit the success of future attempts to breach our information technology systems.

Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties or significant expenses in implementing new systems, adapting these systems to changing technologies or legal requirements or expanding them to meet the future needs and growth of our business. If our systems are improperly implemented, breached, damaged, cease to function properly, do not function as anticipated or are perceived to have failed, we may have to make significant investments to fix or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, team members and others; face costly litigation, enforcement actions and penalties; and our brand and reputation with our customers may be harmed. Various third parties, such as our suppliers and payment processors and their suppliers (i.e., our fourth parties), also rely heavily on information technology systems, and any failure of these systems for any reason (e.g., cybersecurity attack, software glitch, human or system error or omission), could also cause loss of sales, transactional or other data and significant interruptions to our business. Any security breach or other material interruption in the information technology systems we rely on may have a material adverse effect on our business, operating results and financial condition.

In addition, many of our store support team members remain in a remote or hybrid work environment in response to changes in the work environment due to the COVID-19 pandemic. Our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our team members or the loss or compromise of confidential customer, team member or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

•
anticipate, identify and react to fresh, natural and organic grocery and dietary supplement trends and changing consumer preferences and demographics in a timely manner;
•
translate market trends into appropriate, innovative, saleable product and service offerings in our stores before our competitors and effectively market these trends to our target customers; and
•
develop and maintain vendor and service provider relationships that provide us access to the newest on-trend merchandise and customer engagement options on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, product attributes, dietary preferences, convenient options, fresh, natural and organic products, meal solutions, ingredient transparency and sustainability, and vitamins and supplements, as well as new and evolving methods of engaging with and delivering our products to our customers. Consumer preferences towards vitamins, supplements or fresh, natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost, attributes or sustainability of these products. Our store offerings currently include fresh, natural and organic products and dietary supplements. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety, efficacy or benefits of any such items, in particular our Sprouts brand products, may adversely affect demand for our products, and could result in lower customer traffic, sales, results of operations and cash flows.

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

We have actively pursued new store growth as part of our long-term strategy and plan to continue doing so in the future. Our new store openings may not be as successful or reach the sales and profitability levels of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may result in store closures or otherwise have an adverse effect on our financial condition and operating results. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. If our new stores are less profitable than our existing stores, or if we experience sales volume transfer from our existing stores, our financial condition and operating results may be adversely affected.

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

If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to capture efficiencies of scale related to our smaller store format, improve our systems, sustain cost discipline, optimize promotional activity and maintain appropriate store labor levels and disciplined product selection, our customer traffic and operating margins may stagnate or decline. In addition, competition and pricing pressures from competitors and our inability to timely pass on product cost increases due to inflation or otherwise to our customers through retail price increases may also adversely impact our operating margins. Both our inability to capture the efficiencies from scale and competition could have a material adverse effect on our business, financial condition, results of operations and cash flows and adversely affect the price of our common stock.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the Sprouts brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents involving our company, our team members, suppliers, agents, marketing partners, or third-party service providers, or the products we sell can erode trust and confidence, particularly if they involve our Sprouts brand products, or result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity.

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

The food retail industry is labor intensive. Our continued success and ability to grow through new store openings is dependent upon our ability to attract and retain qualified team members in our stores and at our store support offices who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. Due to a tight labor market, availability of talent and other factors, we have experienced, and could continue to experience, a shortage of labor for store positions. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer engagement to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire, train and retain team members capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our team members or team member wages may adversely affect our business, results of operations, cash flows or financial condition.

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

We are subject to risks associated with our current and future store, distribution center and administrative office real estate leases. Our high level of fixed lease obligations will require us to use a portion of cash generated by our operations to satisfy these obligations and could adversely impact our ability to obtain future financing, if required, to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the relevant stores, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

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

We use a combination of insurance and self-insurance plans to provide for potential liabilities, including for workers’ compensation, general liability (including, in connection with legal proceedings described under “—Legal proceedings could materially impact our business, financial condition, results of operations and cash flows” below), property insurance, director and officers’ liability insurance, automobile liability insurance, environmental liability insurance, and team member health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could adversely impact our business.

As of January 1, 2023, we had outstanding indebtedness of $250.0 million under our credit agreement (referred to as the “Credit Agreement”). We may incur additional indebtedness in the future, including borrowings under our Credit Agreement. Our indebtedness, any additional indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Covenants in our Credit Agreement restrict our operational flexibility.

Our Credit Agreement contains usual and customary restrictive covenants relating to our management and the operation of our business, including incurring additional indebtedness; making certain investments; merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of our assets; paying dividends, making distributions, or redeeming capital stock; entering into transactions with our affiliates; and granting liens on our assets.

Our Credit Agreement also requires us to maintain a specified total net leverage ratio and minimum interest coverage ratio at the end of any fiscal quarter at any time the facility is drawn. Our ability to meet these ratios, if applicable, could be affected by events beyond our control. Failure to comply with any of the covenants under our Credit Agreement could result in a default under the facility, which could cause our lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operating results, and financial condition.

Financial Reporting, Legal and Other Regulatory Risks

Legal proceedings could materially impact our business, financial condition, results of operations and cash flows.

Our operations, which are characterized by a high volume of customer traffic and data collection and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, data security and privacy, accessibility and other legal actions in the ordinary course of our business, including litigation arising from the COVID-19 pandemic, food-related illness or product labeling. In addition, our team members may, from time to time, bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. Additionally, we could be exposed to industry-wide or class-action claims arising from products we carry or industry-specific business or employment practices. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business and impact our ability to hire and retain team members, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows.

We, as well as our vendors, are subject to numerous laws and regulations and our compliance with these laws and regulations may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks, or otherwise adversely affect our business, reputation, results of operations, cash flows and financial condition.

Enforcement. Both FDA and USDA have broad authority to enforce their applicable provisions relating to the safety, labeling, manufacturing, distribution and promotion of foods, cosmetics, homeopathic and CBD products, and dietary supplements, including powers to issue a public warning letter to a company, publicize information about adulterated or misbranded products, institute an administrative detention of products, request or order a recall of food from the market, impose import restrictions and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution.

Dietary Supplement, CBD and Homeopathic Product Risks. Our sales of dietary supplements are regulated by FDA. However, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers for selling products that fail to adhere to requirements under FDCA, as amended by DSHEA. While the FDCA provides FDA with the authority to remove products from the market that are adulterated or misbranded, state actors, and the Plaintiffs’ Bar have been targeting retailers and manufacturers of dietary supplements for failing to adhere to current good manufacturing practices and for false or misleading product statements. As a retailer of certain topical or ingestible CBD products, the FDA also has the authority to remove from the market any CBD product if it is adulterated, its labeling is false or misleading, it is otherwise misbranded, or if it violates any other FDCA or FDA requirement or regulation. This enforcement authority extends to states that have legalized and regulated the distribution of CBD products. States in which we operate have also imposed restrictions or permitting requirements for the sale of various CBD products. The FDCA also provides FDA with the authority to remove homeopathic products from the market that are adulterated or misbranded or contain improper or excessive amounts of active ingredients. Further marketing homeopathic and CBD products with misbranding, misleading claims or quality issues have also been targets for litigation.

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

FSMA Implementation Costs. FSMA directed an historic shift at FDA from the agency reacting to and solving problems in the food supply chain to preventing contamination of food before it occurs. FSMA accomplished this goal by overhauling FDA’s current food safety program to require all actors in the food supply chain to expand their safety programs and record keeping processes. FSMA’s continued implementation, such as the rule on Additional Traceability Records for Certain Foods established in its Section 204(d) and finalized November 15, 2022, and FDA’s own development in understanding effective ways to enforce FSMA provisions could delay the supply of certain products, result in certain products being unavailable to us for sale, see an increase in price of certain products, and/or increase the expenditure of company resources to ensure compliance (e.g., technology, consultants, employees, etc.).

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

We are subject to laws and regulations more generally applicable to retailers, including those related to labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know, data privacy, hazardous waste disposal, consumer protection and alcoholic beverage sales. Due to the COVID-19 pandemic, we are subject to additional governmental regulations and health guidelines, as well as other voluntary safety protocols. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required permits, approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

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

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or executive or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs; result in our unintended misinterpretation or noncompliance; expose us to litigation, enforcement actions and fines; require the reformulation of certain products or alternative sourcing from domestic suppliers or otherwise to meet new standards, regulations or trade restrictions; require the recall or discontinuance of certain products not able to be reformulated or alternatively sourced in compliance with new regulations or restrictions; impose additional recordkeeping; expand documentation of the properties of certain products; necessitate expanded or different labeling and/or scientific substantiation; or require us to discontinue certain operations. Any or all of such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have a significant amount of goodwill and other intangible assets. As of January 1, 2023, we had goodwill and intangible assets of approximately $368.9 million and $185.0 million, respectively, which represented approximately 12% and 6% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, an immediate charge to earnings would be recorded for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill, which would adversely affect our operating results.

Our nutrition-oriented educational activities may be impacted by government regulation or our inability to secure adequate liability insurance.

We provide nutrition-oriented information to our customers, and these activities may be subject to state and federal regulation and oversight by professional organizations. In the past, the FDA has expressed concerns regarding summarized health and nutrition-related information that it (i) does not, in the FDA’s view, accurately present such information, (ii) diverts a consumer’s attention and focus from FDA-required nutrition labeling and information or (iii) impermissibly promotes drug-type disease-related benefits. If our team members or third parties we engage to provide this information do not act in accordance with regulatory requirements, we may become subject to penalties or litigation that could have a material adverse effect on our business.

Our business and reputation may be adversely impacted by evolving environmental, social and governance matters.

Increasingly, investors, customers, government agencies, non-governmental organizations, team members, communities and other stakeholders are focusing on environmental, social and governance (ESG) matters and related disclosures. Many of these stakeholders evaluate and measure the performance of companies based on a variety of ESG metrics. As a fresh, natural and organic specialty retailer, we believe that many stakeholders hold us to higher standards with respect to ESG matters. As a result, we disclose certain ESG-related metrics, initiatives and goals in our SEC filings and other public disclosures. Execution against these ESG initiatives may be costly, and we may be unable to achieve our goals due to factors outside of our control. If our ESG-related reporting is incomplete or inaccurate or fails to comply with regulatory requirements, or if we fail to achieve significant progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance, growth and reputation with our investors, customers and other stakeholders could be adversely affected.

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

Although we regularly evaluate our capital structure and opportunities to create value for our investors, we do not anticipate declaring or paying in the near future any cash dividends on our capital stock. Instead, we plan to retain any earnings to finance our operations and growth plans. In addition, our Credit Agreement contains covenants that we must satisfy in order to pay cash dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We seek to select sites for our store locations in markets with growth potential where our target customers and supply chain capabilities intersect. As of January 1, 2023, we had 386 stores located in 23 states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Jersey	1
Arizona	44	New Mexico	9
California	130	North Carolina	5
Colorado	32	Oklahoma	11
Delaware	1	Pennsylvania	2
Florida	35	South Carolina	1
Georgia	18	Tennessee	6
Kansas	4	Texas	51
Louisiana	1	Utah	5
Maryland	5	Virginia	1
Missouri	3	Washington	4
Nevada	14

In fiscal 2022, we opened 16 new stores. In fiscal 2021, we opened 12 new stores.

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

As of January 1, 2023, we utilized seven distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

Facility	State	Square Footage*
Corporate Office	Arizona	96,000
Distribution Center	Arizona	129,000
Distribution Center	California	123,000
Distribution Center	California	110,000
Distribution Center	Colorado	134,000
Distribution Center	Florida	134,000
Distribution Center	Georgia	100,000
Distribution Center	Texas	117,000

* Rounded to the nearest 1,000 square feet

We lease our corporate office and our distribution centers in Arizona, Colorado, Florida and Texas from unaffiliated third parties; our remaining three distribution centers are leased or owned by our third-party logistics providers. We expect to expand our distribution center network to support our growth. See “Business – Sourcing and Distribution” for additional information with respect to our distribution centers.

We believe our portfolio of long-term leases is a valuable asset supporting our retail operations, but we do not believe that any individual store property or distribution center lease is material to our financial condition or results of operations.

In February 2023 as part of our real estate portfolio review, we determined to close 11 stores during 2023. These stores, on average, are approximately 30% larger than our current prototype format and are underperforming financially. See Note 28, “Subsequent Events” to our Consolidated Financial Statements for additional information regarding these store closures.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 28, 2023 was 26. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

Although we regularly evaluate our capital structure and opportunities to create value for our stockholders, since we became a publicly traded company on August 1, 2013, we have not declared or paid, and do not anticipate declaring or paying in the near future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our Credit Agreement contains covenants that we must satisfy in order to pay cash dividends.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended January 1, 2023.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 3, 2022 - October 30, 2022	516,534	$27.61	516,534	$442,504,000
October 31, 2022 - November 27, 2022	436,669	$31.01	436,669	$428,964,000
November 28, 2022 - January 1, 2023	506,825	$33.71	506,825	$411,877,000
Total	1,460,028		1,460,028
(1)
Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2022.
(2)
On March 2, 2022, our board of directors authorized a $600 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2023, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and January 1, 2023, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the S&P Food Retail Index, over the same period.

The comparison assumes that $100.00 was invested in our common stock, the NASDAQ Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 29, 2017 (the last trading day prior to the beginning of fiscal 2018) was the closing sale price on that day of $24.35 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the SEC on February 24, 2022, which provides comparisons of fiscal 2021 and fiscal 2020, and which is incorporated by reference herein. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Business Overview

Sprouts Farmers Market offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Headquartered in Phoenix with 386 stores in 23 states as of January 1, 2023, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through January 1, 2023, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, to the Sprouts banner through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations.

Outlook

Since 2020, we have focused on our long-term growth strategy that we believe is transforming our company and driving profitable growth. We continue to execute on this strategy, focusing on the following areas:

•
Win with Target Customers. We are focusing attention on our target customers, identified through research as ‘health enthusiasts’ and ‘selective shoppers’, where there is ample opportunity to gain share within these customer segments. We believe our business can continue to grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by providing a full omnichannel offering through delivery or pickup via our website or the Sprouts app.
•
Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. In 2021, we opened three stores and remodeled one store featuring our new format, and in 2022, we opened nine new format stores. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of at least 10% annual unit growth beginning in 2024.
•
Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. With the opening of two fresh distribution centers in 2021, we now have more than 85% of our stores within 250 miles of a distribution center.
•
Refine Brand and Marketing Approach. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are investing savings from largely removing our weekly promotional print ad into increasing engagement and personalization with our target customers through digital and social connections, driving additional sales growth and loyalty.
•
Inspire and Engage Our Talent to Create a Best Place to Work. Subsequent to the initial launch of our long-term growth strategy, we have added the focus area of inspiring and engaging our talent through our culture, acquisition and development and total rewards program to attract and retain the talent we believe we need to execute on our strategic goals and transform our company into a premier place to work.
•
Deliver on Financial Targets and Box Economics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. With the implementation of our strategy beginning in 2020, we have significantly improved our margin structure above our 2019 baseline.

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2022 and fiscal 2021 were 52-week years ending on January 1, 2023 and January 2, 2022, respectively. Fiscal 2020 was a 53-week year ending on January 3, 2021.

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

Cost of sales and gross profit

Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, and depreciation and amortization expense for distribution centers and supply chain-related assets. Merchandise incentives received from vendors, which are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may periodically affect our gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions.

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

Store closure and other costs, net

Store closure and other costs, net primarily reflects impairment charges of long-lived assets and costs incurred related to store closures, including severance and any exit costs associated with closing a store, in addition to occupancy costs associated with closed store locations. One-time disaster recovery and executive severance costs are also included here.

Results of Operations for Fiscal 2022, 2021 and 2020

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Fiscal 2022 and 2021 consisted of 52 weeks, while Fiscal 2020 consisted of 53 weeks.

	Fiscal 2022	Fiscal 2021	Fiscal 2020
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$6,404,223	$6,099,869	$6,468,759
Cost of sales	4,055,659	3,890,657	4,089,470
Gross profit	2,348,564	2,209,212	2,379,289
Selling, general and administrative expenses	1,855,649	1,748,205	1,863,869
Depreciation and amortization (exclusive of depreciation included in cost of sales)	123,530	122,258	124,124
Store closure and other costs, net	11,025	4,673	(369)
Income from operations	358,360	334,076	391,665
Interest expense, net	9,047	11,684	14,787
Income before income taxes	349,313	322,392	376,878
Income tax provision	88,149	78,235	89,428
Net income	$261,164	$244,157	$287,450

Weighted average shares outstanding - basic	108,232	115,377	117,821
Dilutive effect of equity-based awards	907	700	403
Weighted average shares and equivalent shares outstanding - diluted	109,139	116,077	118,224
Diluted net income per share	$2.39	$2.10	$2.43

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Other Operating Data:
Comparable store sales growth	2.2%	(6.7)%	6.9%
Stores at beginning of period	374	362	340
Opened (1)	16	12	22
Closed	(4)	—	—
Stores at end of period	386	374	362
Selling square feet at the end of the period	10,894,396	10,625,686	10,344,669
Average store size at the end of the period (selling square feet)	28,224	28,411	28,576
(1)
Stores opened is exclusive of one store relocation during fiscal 2021.

Comparison of Fiscal 2022 to 2021

Net sales

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Net sales	$6,404,223	$6,099,869	$304,354	5%
Comparable store sales growth	2.2%	(6.7)%

Net sales during 2022 totaled $6.4 billion, increasing 5%, over the prior fiscal year. The sales increase was primarily due to a 2.2% increase in comparable store sales as well as sales from new stores opened since the prior year. The increase in comparable store sales was due in part to an increase in basket value due to retail price inflation, partially offset by a slight reduction in the number of items per basket. Comparable store sales contributed approximately 97% of total sales for both 2022 and 2021.

Cost of sales and gross profit

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Net sales	$6,404,223	$6,099,869	$304,354	5%
Cost of sales	4,055,659	3,890,657	165,002	4%
Gross profit	2,348,564	2,209,212	139,352	6%
Gross margin	36.7%	36.2%	0.5%

Gross profit increased during 2022 compared to 2021 by $139.4 million to $2.3 billion driven by increased sales volume for the reasons discussed above. Gross margin increased by 0.5% to 36.7% compared to 36.2%. The increase was a result of strategic initiatives to improve shrink, less promotional activity and better management of prices in line with inflationary product cost increases.

Selling, general and administrative expenses

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$1,855,649	$1,748,205	$107,444	6%
Percentage of net sales	29.0%	28.7%	0.3%

Selling, general and administrative expenses increased $107.4 million, or 6%, compared to 2021 due to the net increase in new stores opened since the prior year as well as inflationary conditions driving increases in store costs including wages, utilities and supplies. In addition, we experienced the effects of higher credit card fees as more consumers shifted to credit compared to the prior year and higher ecommerce costs resulting from an increase in ecommerce sales compared to the prior year.

Depreciation and amortization

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$123,530	$122,258	$1,272	1%
Percentage of net sales	1.9%	2.0%	(0.1)%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $123.5 million in 2022, compared to $122.3 million in 2021. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores.

Store closure and other costs, net

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Store closure and other costs, net	$11,025	$4,673	$6,352	136%
Percentage of net sales	0.2%	0.1%	0.1%

Store closure and other costs, net in 2022 of $11.0 million primarily consisted of $8.1 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets, in addition to inventory loss and expenses incurred by several of our stores impacted by Hurricane Ian and costs associated with the closing of four stores. Store closure and other costs, net in 2021 of $4.7 million primarily included $4.8 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets.

Interest expense, net

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Long-term debt	$7,930	$4,601	$3,329	72%
Capital and financing leases	852	906	(54)	(6)%
Deferred financing costs	800	564	236	42%
Interest rate hedge and other	(535)	5,613	(6,148)	(110)%
Total interest expense, net	$9,047	$11,684	$(2,637)	(23)%

The decrease in interest expense, net was primarily due to higher interest income and lower credit facility fees. See Note 13, “Long-Term Debt and Finance Lease Liabilities” and Note 22, “Derivative Financial Instruments.”

Income tax provision

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Income tax provision	$88,149	$78,235	$9,914	13%
Effective income tax rate	25.2%	24.3%	0.9%

Income tax provision increased by $9.9 million to $88.1 million for 2022 from $78.2 million for 2021, primarily related to an increase in income before income taxes. The effective income tax rate increased to 25.2% in 2022 from 24.3% in 2021 primarily due to decreased charitable contribution deductions in 2022 from the lapsing of benefits initially provided for in the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act").

Net income

	Fiscal 2022	Fiscal 2021	Change	% Change
	(dollars in thousands)
Net income	$261,164	$244,157	$17,007	7%
Percentage of net sales	4.1%	4.0%	0.1%

Net income increased $17.0 million primarily due to increased net sales and favorable margin impact, partially offset by higher selling, general and administrative expenses and a higher effective tax rate for the reasons discussed above.

Diluted earnings per share

	Fiscal 2022	Fiscal 2021	Change	% Change
	(shares in thousands)
Diluted earnings per share	$2.39	$2.10	$0.29	14%
Diluted weighted average shares outstanding	109,139	116,077	(6,938)

The increase in diluted earnings per share of $0.29 was driven by higher net income, in addition to fewer diluted shares outstanding compared to the prior year, due to our repurchase of approximately 6.9 million shares for a total cost of $200.0 million under our share repurchase program.

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

We define ROIC as net operating profit after-tax (“NOPAT”), including the effect of operating leases, divided by average invested capital. Operating lease interest represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as a finance lease. The assumed ownership and associated interest expense are calculated using the discount rate for each lease as recorded as a component of rent expense within selling, general and administrative expenses. Invested capital reflects a trailing four-quarter average.

As numerous methods exist for calculating ROIC, our method may differ from methods used by other companies to calculate their ROIC. It is important to understand the methods and the differences in those methods used by other companies to calculate their ROIC before comparing our ROIC to that of other companies.

Our calculation of ROIC for the fiscal years indicated was as follows:

	2022	2021	2020(1)
	(dollars in thousands)
Net income (2)	$261,164	$244,157	$287,450
Special items, net of tax (3), (4)	—	—	6,565
Interest expense, net of tax (4)	6,764	8,848	11,272
Net operating profit after-tax (NOPAT)	$267,928	$253,005	$305,287

Total rent expense, net of tax (4)	154,626	150,047	146,630
Estimated depreciation on operating leases, net of tax (4)	(87,775)	(88,015)	(80,944)
Estimated interest on operating leases, net of tax (4), (5)	66,851	62,032	65,686
NOPAT, including effect of operating leases	$334,779	$315,037	$370,973

Average working capital	271,604	193,900	101,622
Average property and equipment	704,786	712,496	735,651
Average other assets	568,609	568,744	567,188
Average other liabilities	(96,583)	(101,339)	(100,531)
Average invested capital	$1,448,416	$1,373,801	$1,303,930

Average operating leases (6)	1,259,362	1,222,513	1,196,822
Average invested capital, including operating leases	$2,707,778	$2,596,314	$2,500,752

ROIC, including operating leases	12.4%	12.1%	14.8%

(1)
Fiscal 2020 includes 53 weeks.
(2)
Net income amounts represent total net income for the past four trailing quarters.
(3)
2020 special items include professional fees related to our strategic initiatives.
(4)
Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(5)
2022, 2021 and 2020 estimated interest on operating leases is calculated by multiplying operating leases by the 7.1%, 6.7% and 7.2% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(6)
2022, 2021 and 2020 average operating leases represents the average net present value of outstanding lease obligations over the trailing four quarters.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cash, cash equivalents and restricted cash at end of period	$295,192	$247,004	$171,441
Cash from operating activities	$371,329	$364,799	$494,035
Cash used in investing activities	$(124,010)	$(102,378)	$(121,968)
Cash used in financing activities	$(199,131)	$(186,858)	$(287,411)

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

Operating Activities

Cash flows from operating activities increased $6.5 million to $371.3 million in 2022 compared to $364.8 million in 2021. The increase in cash flows from operating activities was primarily a result of higher net income, partially offset by changes in working capital. The increase in net income was primarily due to increased net sales and favorable margin impact.

Cash flows used in operating activities from changes in working capital were $28.6 million in 2022, compared to $13.2 million in 2021. The increase was primarily driven by higher inventories impacted by inflationary cost increases on our purchases in the current year and higher prepaid expenses and other current assets primarily due to the timing of marketing spend, partially offset by the higher payout of COVID related incentive compensation amounts earned in 2020 and paid in 2021.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments. Cash flows used in investing activities were $124.0 million and $102.4 million for 2022 and 2021, respectively. The increase in cash flows used in investing activities was primarily due to more stores under construction in 2022 as compared to 2021.

We expect capital expenditures to be in the range of $210 - $230 million in 2023, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities. We do not have any material contractual commitments for future capital expenditures as of January 1, 2023.

Financing Activities

Cash flows used in financing activities were $199.1 million for 2022 compared to $186.9 million for 2021. During 2022, cash flows used in financing activities primarily consisted of approximately $200 million for share repurchases and $3.4 million in debt issuance costs in connection with our Credit Agreement, partially offset by $5.0 million in proceeds from the exercise of stock options. During 2021, cash flows used in financing activities primarily consisted of $188.3 million for share repurchases.

Long-term Debt and Credit Facilities

Long-term debt outstanding was $250.0 million as of January 1, 2023 and January 2, 2022.

See Note 13, “Long-Term Debt and Finance Lease Liabilities” for a description of our Credit Agreement and our Former Credit Facility (as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of January 1, 2023.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2023	$600,000	$188,123	$411,877

The shares under our current repurchase program may be purchased on a discretionary basis from time to time through the applicable expiration date, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. Our board’s authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended, or discontinued at any time.

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	January 1, 2023	January 2, 2022
Number of common shares acquired	6,897,082	7,416,357
Average price per common share acquired	$28.99	$25.40
Total cost of common shares acquired	$199,980	$188,343

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA includes a 1% excise tax on stock repurchases made after December 31, 2022. The IRA is not expected to have a material impact on our consolidated financial statements.

Subsequent to January 1, 2023 and through February 28, 2023, we repurchased an additional 2.0 million shares of common stock for $64.0 million.

Factors Affecting Liquidity

We can currently borrow under our Credit Agreement, up to an initial aggregate commitment of $700.0 million, which may be increased from time to time pursuant to an expansion feature set forth in the Credit Agreement. We have previously utilized borrowings under our Credit Agreement to fund our share repurchase program as described above. The interest rate we pay on our borrowings increases as our net leverage ratio increases and may increase or decrease based upon the achievement of certain diversity and sustainability-linked metric thresholds.

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

In addition, the Credit Agreement requires that we and our subsidiaries maintain a maximum total net leverage ratio not to exceed 3.75 to 1.00, which ratio may be increased from time to time in connection with certain permitted acquisitions pursuant to conditions as set forth in the Credit Agreement, and a minimum interest coverage ratio not to be less than 3.00 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended April 3, 2022.

We were in compliance with all applicable covenants under the Credit Agreement as of January 1, 2023.

Our Credit Agreement is defined and more fully described in Note 13, “Long-Term Debt and Finance Lease Liabilities” of our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. See Note 7, "Leases," Note 13, “Long-Term Debt and Finance Lease Liabilities,” Note 15, "Self-Insurance Programs" and Note 19, "Commitments and Contingencies" to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for more information on the nature and timing of these obligations.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates, net of interest rate swaps. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of January 1, 2023 and interest rates in effect at the time of this filing, are estimated to be approximately $52.5 million. These payments are estimated to be approximately $15.2 million in 2023 and approximately $37.3 million thereafter.

Real estate obligations, consisting of legally binding minimum lease payments for leases executed but not yet commenced, were $504.5 million as of January 1, 2023, including $7.2 million in 2023 and $497.3 million thereafter through 2044.

Our purchase commitments under noncancelable service and supply contracts that are enforceable and legally binding totaled $19.8 million as of January 1, 2023, including $9.8 million in 2023 and $10.0 million thereafter through 2027. Obligations under contracts that we can cancel without a significant penalty are not included in purchase commitments.

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

Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, including pressures we experienced in fiscal 2022 due to product cost inflation which we largely passed along to retail pricing, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

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

We believe that of our significant accounting policies, which are described in Note 3, “Significant Accounting Policies” to the audited consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve the most difficult, complex or subjective judgments: inventories, lease assumptions, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, and income taxes. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

We believe that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 1, 2023 and January 2, 2022.

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

Self-Insurance Reserves

We are self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain self-insured retentions and stop-loss limits. As of January 1, 2023, the consolidated self-insurance reserve balance was $47.6 million, of which a majority of the balance related to workers' compensation and general liability reserves. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. Our indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market” and liquor licenses.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required, and goodwill is not impaired. Our qualitative assessment considers factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, turnover in key management personnel and overall changes in macroeconomic environment.

Our impairment evaluation for our indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill. If our qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required, and the asset is not impaired.

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

As of January 1, 2023, our consolidated goodwill balance was $368.9 million, and our consolidated indefinite-lived intangible assets balance was $185.0 million. No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2022, 2021 or 2020 because the fair value of those assets was substantially above carrying value.

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

We recorded an impairment loss of $8.1 million and $4.8 million in 2022 and 2021, respectively, during the normal course of business. No impairment was recorded in 2020. See Note 3, “Significant Accounting Policies” and Note 6, “Property and Equipment".

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our accompanying audited consolidated financial statements located elsewhere in this Annual Report on Form 10-K, we have a Credit Agreement that bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based on the $250.0 million principal outstanding under our Credit Agreement as of January 1, 2023, each hundred basis point change in SOFR would result in a corresponding increase or decrease in interest expense by $2.5 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the sensitivity analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 22, “Derivative Financial Instruments”).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 1, 2023 including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Self-Insurance Reserves

As described in Notes 3 and 15 to the consolidated financial statements, the Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. As of January 1, 2023, the Company’s recorded amounts for general liability, workers’ compensation and team member health benefit liabilities was $47.6 million, with the most significant portion of the reserve balance related to workers’ compensation and general liability self-insurance reserves. Management estimates the self-insurance reserves based on independent actuarial estimates, which are based on historical information and assumptions about future events. Management utilizes various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. When estimating the self-insurance reserves, several factors are considered by management, including (i) loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and (ii) expected loss costs, which include the expected frequency and severity of claim activity.

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

March 2, 2023

We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	January 1, 2023	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$293,233	$245,287
Accounts receivable, net	16,108	21,574
Inventories	310,545	265,387
Prepaid expenses and other current assets	53,918	35,468
Total current assets	673,804	567,716
Property and equipment, net of accumulated depreciation	722,241	716,029
Operating lease assets, net	1,106,524	1,072,019
Intangible assets, net of accumulated amortization	184,960	184,960
Goodwill	368,878	368,878
Other assets	13,973	13,513
Total assets	$3,070,380	$2,923,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,904	$145,901
Accrued liabilities	151,306	155,996
Accrued salaries and benefits	61,574	58,743
Current portion of operating lease liabilities	135,584	151,755
Current portion of finance lease liabilities	1,012	1,078
Total current liabilities	522,380	513,473
Long-term operating lease liabilities	1,145,173	1,095,909
Long-term debt and finance lease liabilities	258,902	259,656
Other long-term liabilities	36,340	36,306
Deferred income tax liability	61,123	57,895
Total liabilities	2,023,918	1,963,239
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 105,072,756 shares issued and outstanding, January 1, 2023; 111,114,374 shares issued and outstanding, January 2, 2022	105	111
Additional paid-in capital	726,345	704,701
Accumulated other comprehensive income (loss)	—	(3,758)
Retained earnings	320,012	258,822
Total stockholders’ equity	1,046,462	959,876
Total liabilities and stockholders’ equity	$3,070,380	$2,923,115

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net sales	$6,404,223	$6,099,869	$6,468,759
Cost of sales	4,055,659	3,890,657	4,089,470
Gross profit	2,348,564	2,209,212	2,379,289
Selling, general and administrative expenses	1,855,649	1,748,205	1,863,869
Depreciation and amortization (exclusive of depreciation included in cost of sales)	123,530	122,258	124,124
Store closure and other costs, net	11,025	4,673	(369)
Income from operations	358,360	334,076	391,665
Interest expense, net	9,047	11,684	14,787
Income before income taxes	349,313	322,392	376,878
Income tax provision	88,149	78,235	89,428
Net income	$261,164	$244,157	$287,450
Net income per share:
Basic	$2.41	$2.12	$2.44
Diluted	$2.39	$2.10	$2.43
Weighted average shares outstanding:
Basic	108,232	115,377	117,821
Diluted	109,139	116,077	118,224

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net income	$261,164	$244,157	$287,450

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $1,819, $3,116 and ($205)	5,259	9,009	(592)
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($520), ($1,485) and ($1,107)	(1,501)	(4,293)	(3,200)
Total other comprehensive income (loss)	3,758	4,716	(3,792)

Comprehensive income	$264,922	$248,873	$283,658

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 29, 2019	117,452,918	$117	$670,966	$(84,449)	$(4,682)	$581,952
Net income	—	—	—	287,450	—	287,450
Other comprehensive income (loss)	—	—	—	—	(3,792)	(3,792)
Issuance of shares under stock plans	500,517	1	1,343	—	—	1,344
Share-based compensation	—	—	14,339	—	—	14,339
Balances at January 3, 2021	117,953,435	118	686,648	203,001	(8,474)	881,293
Net income	—	—	—	244,157	—	244,157
Other comprehensive income (loss)	—	—	—	—	4,716	4,716
Issuance of shares under stock plans	577,296	—	2,170	—	—	2,170
Repurchase and retirement of common stock	(7,416,357)	(7)	—	(188,336)	—	(188,343)
Share-based compensation	—	—	15,883	—	—	15,883
Balances at January 2, 2022	111,114,374	111	704,701	258,822	(3,758)	959,876
Net income	—	—	—	261,164	—	261,164
Other comprehensive income (loss)	—	—	—	—	3,758	3,758
Issuance of shares under stock plans	855,464	—	5,041	—	—	5,041
Repurchase and retirement of common stock	(6,897,082)	(6)	—	(199,974)	—	(199,980)
Share-based compensation	—	—	16,603	—	—	16,603
Balances at January 1, 2023	105,072,756	$105	$726,345	$320,012	$—	$1,046,462

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Operating activities
Net income	$261,164	$244,157	$287,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	127,067	125,541	126,507
Operating lease asset amortization	117,315	108,517	99,276
Store closure and other costs, net	8,066	4,762	(321)
Share-based compensation	16,603	15,883	14,339
Deferred income taxes	3,228	(178)	3,717
Other non-cash items	672	1,167	3,683
Changes in operating assets and liabilities:
Accounts receivable	13,381	16,928	25,977
Inventories	(45,158)	(11,417)	21,754
Prepaid expenses and other current assets	(18,467)	(5,879)	(14,970)
Other assets	2,039	(1,782)	(5,461)
Accounts payable	13,362	4,523	20,184
Accrued liabilities	5,416	610	4,296
Accrued salaries and benefits	2,831	(17,951)	28,116
Accrued income tax	—	—	(2,005)
Operating lease liabilities	(132,889)	(120,483)	(120,085)
Other long-term liabilities	(3,301)	401	1,578
Cash flows from operating activities	371,329	364,799	494,035
Investing activities
Purchases of property and equipment	(124,010)	(102,378)	(121,968)
Cash flows used in investing activities	(124,010)	(102,378)	(121,968)
Financing activities
Proceeds from revolving credit facilities	62,500	—	—
Payments on revolving credit facilities	(62,500)	—	(288,000)
Payments on finance lease liabilities	(819)	(685)	(754)
Payments of deferred financing costs	(3,373)	—	—
Repurchase of common stock	(199,980)	(188,343)	—
Proceeds from exercise of stock options	5,041	2,170	1,343
Cash flows used in financing activities	(199,131)	(186,858)	(287,411)
Increase in cash, cash equivalents, and restricted cash	48,188	75,563	84,656
Cash, cash equivalents, and restricted cash at beginning of the period	247,004	171,441	86,785
Cash, cash equivalents, and restricted cash at the end of the period	$295,192	$247,004	$171,441

Supplemental disclosure of cash flow information
Cash paid for interest	$11,132	$11,431	$14,786
Cash paid for income taxes	93,419	82,888	94,767
Leased assets obtained in exchange for new operating lease liabilities	157,269	139,349	118,075

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$36,177	$25,166	$10,869

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of January 1, 2023, the Company operated 386 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

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

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2022	2021	2020
Perishables	58.0%	57.7%	57.2%
Non-Perishables	42.0%	42.3%	42.8%

All dollar amounts are in thousands, unless otherwise indicated.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2022 ended on January 1, 2023 and included 52 weeks. Fiscal year 2021 ended on January 2, 2022 and included 52 weeks. Fiscal year 2020 ended on January 3, 2021 and included 53 weeks. Fiscal years 2022, 2021 and 2020 are referred to as 2022, 2021 and 2020, respectively.

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

	As Of
	January 1, 2023	January 2, 2022
Due from banks for debit and credit card transactions	$77,665	$78,558

Restricted Cash

Restricted cash relates to the Company’s defined benefit plan forfeitures and the Company’s healthcare, general liability and workers’ compensation plan benefits of approximately $2.0 million and $1.7 million as of January 1, 2023 and January 2, 2022, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

Inventories are reduced for estimated losses related to shrinkage. The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of January 1, 2023 and January 2, 2022.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for major additions and improvements to facilities as well as significant component replacements are capitalized. All other maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation expense, which includes the amortization of assets recorded as finance leases, is computed using the straight-line method over the estimated useful lives of the individual assets. Terms of leases used in the determination of estimated useful lives may include renewal options if the exercise of the renewal option is determined to be reasonably certain.

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

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment considered factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for the Company and its peers, turnover in key management personnel and overall changes in the macroeconomic environment. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required, and goodwill is not impaired. Otherwise, the Company compares the estimated fair value of the reporting unit to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The impairment evaluation for the Company’s indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill. If the qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required, and the asset is not impaired. Otherwise, the Company compares the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

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

If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available. The Company recorded an impairment loss of $8.1 million and $4.8 million in 2022 and 2021, respectively, as part of the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. There were no impairment charges in 2020. These charges are recorded as a component of Store closure and other costs, net in the accompanying consolidated statements of income.

Deferred Financing Costs

The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Credit Agreement and Former Credit Facility (as defined in Note 13, “Long-Term Debt and Finance Lease Liabilities”), deferred financing costs are amortized on a straight-line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as loss on extinguishment of debt. The current and noncurrent portions of deferred financing costs are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying consolidated balance sheets.

Leases

The Company leases its stores, distribution centers, and administrative offices. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities in the accompanying consolidated balance sheets. Finance leases are included in property, plant, equipment, net, current portion of finance lease liabilities, and long-term debt and finance lease liabilities in the accompanying consolidated balance sheets. Operating lease payments are charged on a straight-line basis to rent expense, a component of selling, general and administrative expenses, over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense using a debt model over the lease term.

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

Most of the Company’s lease agreements include variable payments related to pass-through costs for common area maintenance ("CAM"), property taxes, and insurance. Additionally, some of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels. These variable payments are not included in the measurement of the lease liability or asset and are expensed as incurred.

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

The Company subleases certain real estate to third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments and the impairment analysis of goodwill, intangible assets, and long-lived assets. Impairment losses related to store-level assets are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted market based weighted-average cost of capital, comparable store sales growth assumptions, and third party property appraisal data. Therefore, these inputs are classified as a level 3 measurement in the fair value hierarchy.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, and it monitors the financial stability and credit standing of its counterparties in these transactions. The Company had no active derivative financial instruments as of January 1, 2023.

Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. See Note 26, “Share-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of income. The grant date fair value of restricted stock units (“RSUs”), performance share awards (“PSAs”), and restricted stock awards (“RSAs”) is based on the closing price per share of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

Revenue Recognition

The Company’s performance obligations are satisfied upon the transfer of goods to the customer, which occurs at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer and the performance obligation is satisfied by the Company. The Company’s gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented. A summary of the activity and balances in the gift card liability, net is as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Balance, beginning of year	$12,586	$15,888	$15,902
Gift cards issued during the period but not redeemed (1)	4,291	5,711	9,895
Revenue recognized from beginning liability	(5,971)	(9,013)	(9,909)
Balance, end of year	$10,906	$12,586	$15,888

(1) net of estimated breakage

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of January 1, 2023.

Cost of Sales

Cost of sales includes the cost of inventory sold during the period, including the direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, and depreciation and amortization for distribution centers and supply chain related assets. The Company recognizes vendor allowances and merchandise volume related rebate allowances as a reduction of inventories during the period when earned and reflects the allowances as a component of cost of sales as the inventory is sold.

The Company’s largest supplier accounted for approximately 45%, 44% and 42% of total purchases during 2022, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, CAM and insurance), advertising costs, buying costs, pre-opening and other administrative costs.

The Company charges certain vendors to place advertisements in the Company’s in-store guide and circulars under a cooperative advertising program. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $49.2 million, $45.9 million and $54.4 million for 2022, 2021 and 2020, respectively.

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

Share Repurchases

The Company has elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The Company has elected to record the purchase price of the retired shares in excess of par value directly as a reduction of retained earnings.

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

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020 and January 2021, the FASB issued ASU no. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively. The amendments in these updates provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. During 2022, the Company adopted certain optional expedients provided under Topic 848 that permitted its hedging relationships to continue without de-designation upon changes due to reference rate reform. The adoption of this guidance resulted in no material impact to the Company’s consolidated financial statements. See Note 22, “Derivative Financial Instruments” for more information on our hedging activities.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

No other new accounting pronouncements issued or effective during 2022 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	January 1, 2023	January 2, 2022
Landlords	$232	$4,856
Vendors	3,544	4,191
Insurance	2,320	2,161
Ecommerce	6,988	4,857
Other	3,024	5,509
Total	$16,108	$21,574

The Company recorded allowances for certain vendor receivables of $1.4 million and $0.7 million at January 1, 2023 and January 2, 2022, respectively.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	January 1, 2023	January 2, 2022
Prepaid expenses	$33,034	$21,548
Restricted cash	1,959	1,717
Income tax receivable	18,155	11,639
Other current assets	770	564
Total	$53,918	$35,468

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	January 1, 2023	January 2, 2022
Land and finance lease assets	$15,753	$15,753
Furniture, fixtures and equipment	850,357	797,169
Leasehold improvements	679,880	665,237
Construction in progress	110,106	58,621
Total property and equipment	1,656,096	1,536,780
Accumulated depreciation and amortization	(933,855)	(820,751)
Property and equipment, net	$722,241	$716,029

Depreciation expense was $125.7 million, $124.1 million and $125.6 million for 2022, 2021 and 2020, respectively. Depreciation expense is primarily reflected in depreciation and amortization on the consolidated statements of income.

Impairment expense was $8.1 million and $4.8 million for 2022 and 2021, respectively. There was no impairment expense recognized in 2020.

7. Leases

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost are as follows:

		Year Ended
	Classification	January 1, 2023	January 2, 2022	January 3, 2021
Operating lease cost	Selling, general and administrative expenses (1)	$204,559	$196,602	$191,279
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	966	966	966
Interest on lease liabilities	Interest expense	852	906	970
Variable lease cost	Selling, general and administrative expenses (1)	65,979	60,763	57,789
Sublease income	Selling, general and administrative expenses	(833)	(839)	(1,192)
Total net lease cost		$271,523	$258,398	$249,812

(1)
Supply chain-related amounts of $12.4 million, $10.6 million and $7.8 million were included in cost of sales for 2022, 2021 and 2020, respectively.

Supplemental balance sheet information related to leases is as follows:

		As of
	Classification	January 1, 2023	January 2, 2022
Assets
Operating	Operating lease assets	$1,106,524	$1,072,019
Finance	Property and equipment, net	7,285	8,251
Total lease assets		$1,113,809	$1,080,270
Liabilities
Current
Operating	Current portion of operating lease liabilities	$135,584	$151,755
Finance	Current portion of finance lease liabilities	1,012	1,078
Noncurrent
Operating	Long-term operating lease liabilities	1,145,173	1,095,909
Finance	Long-term debt and finance lease liabilities	8,902	9,656
Total lease liabilities		$1,290,671	$1,258,398

	2022	2021	2020
Weighted average remaining lease term (years)
Operating leases	9.4	9.6	9.8
Finance leases	7.8	8.8	9.7
Weighted average discount rate
Operating leases	7.1%	6.7%	7.2%
Finance leases	8.4%	8.4%	8.4%

Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$207,516	$182,926	$186,280
Operating cash flows for finance leases	852	906	970

Lease assets obtained in exchange for lease liabilities:
Operating leases	$157,269	$139,349	$118,075

A summary of maturities of lease liabilities is as follows:

	Operating Leases(1), (2)	Finance Leases	Total
2023	$202,017	$1,556	$203,573
2024	223,817	1,734	225,551
2025	224,534	1,904	226,438
2026	192,101	1,758	193,859
2027	176,190	1,845	178,035
Thereafter	910,418	4,959	915,377
Total lease payments	1,929,077	13,756	1,942,833
Less: Imputed interest	(648,320)	(3,842)	(652,162)
Total lease liabilities	1,280,757	9,914	1,290,671
Less: Current portion	(135,584)	(1,012)	(136,596)
Long-term lease liabilities	$1,145,173	$8,902	$1,154,075

(1)
Operating lease payments include $67.5 million related to periods covered by options to extend lease terms that are reasonably certain of being exercised and exclude $504.5 million of legally binding minimum lease payments for leases executed but not yet commenced.

(2)
We have subtenant agreements under which we will receive $1.0 million in 2023, $1.0 million in 2024, $0.9 million in 2025, $0.7 million in 2026, $0.6 million in 2027 and $0.4 million thereafter.

8. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at January 3, 2021	Adjustments/Transfers	Balance at January 2, 2022
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Total intangible assets (1)	$184,960	$—	$184,960

	Balance at January 2, 2022	Adjustments/Transfers	Balance at January 1, 2023
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Total intangible assets (1)	$184,960	$—	$184,960

(1)
Excludes the original cost and accumulated amortization of fully-amortized finite-lived intangible assets.

There was no amortization expense in 2022 and 2021. Amortization expense was ($0.4) million in 2020.

9. Goodwill

The Company’s goodwill balance was $368.9 million as of January 1, 2023 and January 2, 2022. As of January 1, 2023 and January 2, 2022, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisition of Sunflower Farmers Market stores and Henry’s Farmers Market stores.

10. Other Assets

As of January 1, 2023 and January 2, 2022, other assets of $14.0 million and $13.5 million, respectively, primarily consisted of deferred software as a service, deferred financing costs, capitalized durable supplies, utilities deposits and miscellaneous other assets.

11. Accrued Liabilities

A summary of accrued liabilities is as follows:

	As Of
	January 1, 2023	January 2, 2022
Self-insurance reserves	$23,954	$27,136
Accrued occupancy related (CAM, property taxes, etc.)	24,981	20,649
Gift cards, net of breakage	10,906	12,586
Accrued sales and use tax	13,820	12,327
Other accrued liabilities	77,645	83,298
Total	$151,306	$155,996

12. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	January 1, 2023	January 2, 2022
Bonuses	$23,679	$24,292
Payroll	19,873	18,065
Vacation	16,732	15,302
Severance and other	1,290	1,084
Total	$61,574	$58,743

13. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	January 1, 2023	January 2, 2022
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$250,000	$—
Former Credit Facility	March 27, 2023(1)	Variable	—	250,000
Finance lease liabilities (see Note 7, "Leases")	Various	n/a	8,902	9,656
Long-term debt and finance lease liabilities			$258,902	$259,656
(1)
In connection with the execution of the Credit Agreement on March 25, 2022, the Company's obligations as borrower under the Former Credit Facility were prepaid and terminated.

A summary of maturities of long-term debt is as follows:

$700 million Credit Agreement
2023	$—
2024	—
2025	—
2026	—
2027	250,000
Thereafter	—
Total	$250,000

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

The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $24.8 million have been issued as of January 1, 2023 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.

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

As of January 1, 2023, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 1.00% per annum.

As of January 1, 2023, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and an issuance fee of 0.125% per annum.

Payments and Borrowings

The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on March 25, 2027, subject to extensions as set forth therein.

The Company may prepay loans and permanently reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except SOFR breakage costs, if applicable).

In connection with the execution of the Credit Agreement, the Company's obligations under the Former Credit Facility were prepaid and terminated.

During 2022, the Company made no additional borrowings or principal payments, other than the net change of $62.5 million in the composition of the lending syndicate associated with a modification of the Company's revolving credit facility on March 25, 2022, resulting in total outstanding debt under the Credit Agreement of $250.0 million as of January 1, 2023.

Subsequent to January 1, 2023, the Company made a $25.0 million principal payment, resulting in total outstanding debt under the Credit Agreement of $225.0 million as of February 28, 2023.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of January 1, 2023.

Former Credit Facility

On March 27, 2018, Intermediate Holdings, as borrower, entered into the Former Credit Facility that provided for a revolving credit facility with an initial aggregate commitment of $700.0 million, subject to an expansion feature set forth therein. The Former Credit Facility also provided for a letter of credit subfacility and a $15.0 million swingline facility.

The Former Credit Facility was scheduled to mature, and the commitments thereunder were scheduled to terminate, on March 27, 2023.

Loans under the Former Credit Facility bore interest at LIBOR plus a spread between 1.25% and 2.00% per annum or prime plus a spread between 0.25% and 1.00%. The interest rate spreads were subject to adjustment pursuant to a pricing grid based on the Company’s total net leverage ratio, as defined in the Former Credit Facility. Under the terms of the Former Credit Facility, the Company was obligated to pay a commitment fee on the available unused amount of the commitments between 0.15% to 0.30% per annum, also pursuant to a pricing grid based on the Company’s total net leverage ratio. Outstanding letters of credit were subject to a participation fee between 1.25% and 2.00% per annum pursuant to a pricing grid based on the Company's total net leverage ratio and an issuance fee of 0.125% per annum.

14. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	January 1, 2023	January 2, 2022
Long-term portion of self-insurance reserves	$23,658	$23,393
Other	12,682	12,913
Total	$36,340	$36,306

15. Self-Insurance Programs

The Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain self-insured retentions and stop-loss limits. The Company establishes reserves for the ultimate obligation of reported and incurred but not reported (“IBNR”) claims. IBNR claims are estimated using various techniques, including analysis of historical trends and actuarial valuation methods.

The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $1.2 million and $1.6 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at January 1, 2023 and January 2, 2022, respectively. The Company recorded amounts for general liability, workers' compensation and team member health benefit liabilities of $47.6 million and $50.5 million at January 1, 2023 and January 2, 2022, respectively.

The following table summarizes the changes in the Company's self-insurance reserves through January 1, 2023:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Beginning Balance	$50,529	$48,518	$46,863
Expenses, net of actuarial adjustments	76,720	85,892	86,786
Claim Payments	(79,637)	(83,881)	(85,131)
Ending Balance	47,612	50,529	48,518
Less: Current portion	(23,954)	(27,136)	(25,227)
Long-term portion	$23,658	$23,393	$23,291

The current portion of the self-insurance reserves is included in "Accrued Liabilities" and the long-term portion is included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheets.

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

Total expense recorded for the matching under the Plan:

Year Ended
January 1, 2023	January 2, 2022	January 3, 2021
$7,820	$7,517	$6,588

17. Income Taxes

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
U.S. Federal—current	$66,398	$60,329	$63,957
U.S. Federal—deferred	1,028	(1,663)	3,725
U.S. Federal—total	67,426	58,666	67,682
State—current	19,823	19,715	20,442
State—deferred	900	(146)	1,304
State—total	20,723	19,569	21,746
Total provision	$88,149	$78,235	$89,428

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.7	4.8	4.6
Enhanced charitable contribution impact	(0.9)	(1.5)	(1.0)
Amended returns	—	(0.2)	(1.0)
Benefit of federal tax credit	(0.5)	(0.4)	(0.9)
Other, net	0.9	0.6	1.0
Effective income tax rate	25.2%	24.3%	23.7%

The effective income tax rate increased to 25.2% in 2022 from 24.3% in 2021 primarily due to decreased charitable contribution deductions in 2022 from the lapsing of benefits initially provided for in the CARES Act. The effective income tax rate increased to 24.3% in 2021 from 23.7% in 2020 primarily due to benefits recognized from amended returns in 2020, partially offset by increased charitable contribution deductions in 2021.

Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefit resulting from share-based awards was $1.7 million and $0.2 million for 2022 and 2021, respectively, and is reflected as a reduction to the 2022 and 2021 income tax provision. The income tax detriment resulting from share-based awards was $0.5 million for 2020 and is reflected as an increase to the 2020 income tax provision.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	January 1, 2023	January 2, 2022
Deferred tax assets
Employee benefits	$16,052	$17,543
Tax credits	166	228
Operating leases	329,154	320,650
Other lease related	5,740	5,881
Other accrued liabilities	4,004	4,283
Charitable contribution carryforward	2,819	1,781
Inventories and other	2,605	3,206
Total gross deferred tax assets	360,540	353,572
Less: Valuation Allowance	(917)	—
Total deferred tax assets, net of valuation allowance	359,623	353,572
Deferred tax liabilities
Depreciation and amortization	(83,091)	(88,970)
Intangible assets	(52,413)	(45,978)
Operating leases	(284,377)	(275,509)
Asset retirement obligations	(865)	(1,010)
Total gross deferred tax liabilities	(420,746)	(411,467)
Net deferred tax liability	$(61,123)	$(57,895)

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

The valuation allowance was $0.9 million as of January 1, 2023, related to contribution carryforwards that management does not believe will ultimately be realized. There was no valuation allowance as of January 2, 2022.

The Company has evaluated all available positive and negative evidence and believes it is probable that all other the deferred tax assets will be realized and has not recorded any other valuation allowance against the Company’s deferred tax assets as of January 1, 2023 and January 2, 2022.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	January 1, 2023	January 2, 2022	January 3, 2021
Beginning balance	$1,770	$1,803	$1,343
Additions based on tax positions related to the current year	43	16	16
Additions based on tax positions related to prior years	—	31	647
Reductions for settlements with taxing authorities	(694)	—	—
Reductions for tax positions for prior years	—	(80)	(203)
Ending balance	$1,119	$1,770	$1,803

The Company had unrecognized tax benefits (tax effected) of $1.1 million and $1.8 million as of January 1, 2023 and January 2, 2022, respectively. These would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company does not anticipate a decrease in the total amount of unrecognized tax benefits during the next twelve months.

The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2017 through 2021 and state tax returns for the tax years 2018 through 2021.

18. Related Party Transactions

On May 24, 2022, the Company appointed a new member to its board of directors who is an executive officer of a company that is a supplier of nutrition bars and related products to the Company for resale. Since the beginning of the second quarter of 2022, the cost of sales recognized from this supplier was $3.4 million. The Company did not enter into any material related party transactions during 2021.

19. Commitments and Contingencies

Commitments

Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced, were $504.5 million as of January 1, 2023.

In addition to its lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of January 1, 2023, total future purchase commitments under noncancelable service and supply contracts were $19.8 million.

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

The Company, as part of a joint defense group, asserted multiple defenses against the lawsuit. On May 7, 2018, the trial court issued a ruling adverse to defendants on these defenses to liability. On June 15, 2018, before the court tried damages, remedies and attorneys' fees, California’s Office of Environmental Health Hazard Assessment (“OEHHA”) published a proposal to amend Proposition 65’s implementing regulations by adding a stand-alone sentence that reads as follows: “Exposures to listed chemicals in coffee created by and inherent in the processes of roasting coffee beans or brewing coffee do not pose a significant risk of cancer.” The proposed regulation was finalized with an effective date of October 1, 2019. The defendants amended their answers to assert the regulation as an affirmative defense. On August 25, 2020, the trial court granted the defense motion for summary judgment on the affirmative defense, and the case was dismissed.

On November 20, 2020, CERT filed a notice of appeal to appeal the ruling on the defense motion for summary judgment. On October 26, 2022, the appellate court affirmed the trial court's decision. In December 2022, CERT appealed this ruling to the Supreme Court of the State of California, which denied the petition for review in February 2023. Until the case is dismissed by the trial court, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company or its operations. Accordingly, no loss contingency was recorded for this matter.

20. Capital Stock

Common stock

As of January 1, 2023, 105,072,756 shares of the Company’s common stock were issued and outstanding after the repurchase and retirement of 6,897,082 shares during 2022, as described below. As of January 1, 2023, 6,623,638 shares of common stock are reserved for issuance under the 2022 Incentive Plan (see Note 26, “Share-Based Compensation”).

The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2022, 2021 and 2020.

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Options exercised	218,509	115,123	59,561
Other share issuances under stock plans	636,955	462,173	440,956

Share Repurchases

On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of January 1, 2023:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 3, 2021	March 2, 2022	$300,000	$200,200	$—
March 2, 2022	December 31, 2023	$600,000	$188,123	$411,877

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	January 1, 2023	January 2, 2022
Number of common shares acquired	6,897,082	7,416,357
Average price per common share acquired	$28.99	$25.40
Total cost of common shares acquired	$199,980	$188,343

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings.

Subsequent to January 1, 2023 and through February 28, 2023, we repurchased an additional 2.0 million shares of common stock for $64.0 million.

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

21. Net Income per Share

The computation of basic net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options, unvested RSUs and unvested RSAs. PSAs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Basic net income per share:
Net income	$261,164	$244,157	$287,450
Weighted average shares outstanding	108,232	115,377	117,821
Basic net income per share	$2.41	$2.12	$2.44
Diluted net income per share:
Net income	$261,164	$244,157	$287,450
Weighted average shares outstanding - basic	108,232	115,377	117,821
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	337	215	16
RSUs	394	390	341
RSAs	—	—	9
PSAs	176	95	37
Weighted average shares and equivalent shares outstanding	109,139	116,077	118,224
Diluted net income per share	$2.39	$2.10	$2.43

For the year ended January 1, 2023, the Company had 0.2 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended January 2, 2022 the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended January 3, 2021, the Company had 0.2 million options, 0.1 million RSUs and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

22. Derivative Financial Instruments

The Company entered into an interest rate swap agreement in December 2017 to manage its cash flow associated with variable interest rates. This forward contract was designated and qualified as a cash flow hedge, and its change in fair value was recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurred. The forward contract consisted of five cash flow hedges, of which none remained outstanding as of January 1, 2023. To qualify as a hedge, the Company needs to formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

The notional dollar amount of the one outstanding swap at January 2, 2022 was $250.0 million, under which the Company paid a fixed rate and received a variable rate of interest (cash flow swap). The cash flow swap hedged the change in interest rates on debt related to fluctuations in interest rates, had a length of one year and matured in 2022. This interest rate swap had been designated and qualified as a cash flow hedge and had met the requirements to assume zero ineffectiveness. The Company reviewed the effectiveness of its hedging instruments on a quarterly basis. During the first quarter of 2022, the Company elected to apply certain hedge accounting optional expedients allowed under Topic 848. The expedients allowed the Company to continue the method of assessing effectiveness as documented in the original hedge documentation and allowed the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument.

The counterparties to these derivative financial instruments were major financial institutions. The Company evaluated the credit ratings of the financial institutions and believed that credit risk was at an acceptable level.

The following table summarizes the fair value of the Company’s derivative instruments:

		As Of
	Balance Sheet Location	January 1, 2023	January 2, 2022

Interest rate swaps	Accrued liabilities	$—	$5,107

The gain or loss on these derivative instruments was recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses for 2022, 2021 and 2020:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Consolidated Statements of Income Classification
Interest expense, net	$2,021	$5,778	$4,307

23. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the year ended January 1, 2023:

Cash Flow Hedges
Balance at January 3, 2021	$(8,474)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $3,116	9,009
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($1,485)	(4,293)
Total other comprehensive income (loss)	4,716
Balance at January 2, 2022	$(3,758)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,819	5,259
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($520)	(1,501)
Total other comprehensive income (loss)	3,758
Balance at January 1, 2023	$—

Amounts reclassified from accumulated other comprehensive income (loss) to net income are included within interest expense, net on the consolidated statements of income.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of derivative instruments and the impairment analysis of goodwill, intangible assets, and long-lived assets.

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2023 and January 2, 2022:

January 1, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Total financial liabilities	$—	$250,000	$—	$250,000

January 2, 2022	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Interest rate swap liability	—	5,107	—	5,107
Total financial liabilities	$—	$255,107	$—	$255,107

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

Cash, cash equivalents, and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of January 1, 2023 and January 2, 2022.

25. Segments

The Company has one reportable and one operating segment, healthy grocery stores.

In accordance with ASC 606, the following table represents a disaggregation of revenue for 2022, 2021 and 2020.

	Year Ended
	January 1, 2023		January 2, 2022		January 3, 2021
Perishables	$3,717,642	58.0%	$3,518,181	57.7%	$3,700,878	57.2%
Non-Perishables	2,686,581	42.0%	2,581,688	42.3%	2,767,881	42.8%
Net Sales	$6,404,223	100.0%	$6,099,869	100.0%	$6,468,759	100.0%

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

Awards Granted under the 2022 Incentive Plan

The Company granted the following awards during 2022 under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
June 7, 2022	58,057	—	—
September 7, 2022	21,598	—	—
October 10, 2022	6,506	—	—
Total	86,161	—	—
Weighted-average grant date fair value	$27.74	$—	$—
Weighted-average exercise price	—	—	—

The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of January 1, 2023, there were 86,161 stock awards outstanding and 6,623,638 shares remaining available for issuance under the 2022 Incentive Plan.

2013 Incentive Plan

Prior to the adoption of the 2022 Incentive Plan, the 2013 Incentive Plan served as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. Upon stockholder approval of the 2022 Incentive Plan on May 25, 2022, no further awards will be granted under the 2013 Incentive Plan, but awards outstanding under the 2013 Incentive Plan will remain outstanding in accordance with their terms and the terms of the 2013 Incentive Plan.

Awards Granted under the 2013 Incentive Plan

The Company granted the following awards during 2022 and 2021 under the 2013 Incentive Plan:

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

Stock Options

Outstanding options only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the grants are not continued or assumed by the acquirer on a substantially equivalent basis. If the options and awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such options or awards will become immediately vested upon such termination. Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable award agreement.

Shares issued for option exercises are newly issued shares.

The estimated weighted average fair values of options granted during 2022, 2021 and 2020 were $10.58, $7.66 and $4.94, respectively, and were calculated using the following assumptions in the table below:

	2022	2021	2020
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	36.59%	36.35%	34.80%
Risk free interest rate	2.12%	0.83%	0.46%
Expected term, in years	4.50	4.50	4.50

The grant date weighted average fair value of the 1.0 million options issued but not vested as of January 1, 2023 was $6.66. The grant date weighted average fair value of the 1.1 million options issued but not vested as of January 2, 2022 was $5.81. The grant date weighted average fair value of the 1.1 million options issued but not vested as of January 3, 2021 was $5.00.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Grant date weighted average fair value of options granted	$10.58	$7.66	$4.94
Grant date weighted average fair value of options forfeited	$8.66	$7.10	$8.94

Expected volatility for option grants and modifications are calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $1.8 million, $0.7 million, and $0.2 million for 2022, 2021 and 2020, respectively.

The following table summarizes option activity during 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2022	1,362,907	$19.81
Granted	231,622	31.52
Forfeited	(57,862)	28.79
Exercised	(218,509)	23.08		$1,828
Outstanding at January 1, 2023	1,318,158	20.93	4.73	$13,295
Exercisable—January 1, 2023	271,632	19.35	4.38	$3,142
Vested/Expected to vest—January 1, 2023	1,318,158	$20.93	4.73	$13,295

RSUs

Outstanding RSUs only become immediately vested in the event of a change in control (as defined in the applicable team member award agreement) if the awards are not continued or assumed by the acquirer on a substantially equivalent basis. If the awards continue or are assumed on a substantially equivalent basis, but employment is terminated by the Company or an acquirer without cause or by the team member for good reason (as such terms are defined in the applicable team member award agreement) within 24 months following the change in control, such awards will become immediately vested upon such termination. Under all other scenarios, the awards continue to vest per the schedule outlined in the applicable award agreement.

Shares issued for RSU vesting are newly issued shares.

The fair value for restricted stock units is calculated based on the closing stock price on the date of grant. The total grant date fair value of RSUs vested during 2022, 2021 and 2020 was $9.2 million, $8.8 million and $7.8 million, respectively.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2022, 2021 and 2020:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
RSUs awarded	$31.01	$24.11	$18.01

The following table summarizes RSU activity during 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	928,672	$21.89
Awarded	561,251	31.01
Vested	(428,783)	21.46
Forfeited	(88,557)	26.62
Outstanding at January 1, 2023	972,583	$26.94

PSAs

PSAs granted in March 2018 were subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2020 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to 2020 EBIT were deemed to have been met, and the PSAs vested on the third anniversary of the grant date (March 2021). During the year ended January 2, 2022, 31,544 of the 2018 PSAs vested. There were no outstanding 2018 PSAs as of January 1, 2023.

PSAs granted in 2019 were subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2021 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2022). During the year ended January 1, 2023, 208,172 of the 2019 PSAs vested. There were no outstanding 2019 PSAs as of January 1, 2023.

PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. Subsequent to January 1, 2023, the performance conditions with respect to 2022 EBT were deemed to have been met, and the PSAs will vest at the maximum pay out level on the third anniversary of the grant date (March 2023).

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

The fair value for PSAs is calculated based on the closing stock price on the date of grant.

The total grant date fair value of PSAs granted during 2022 was $5.1 million. The total grant date fair value of PSAs vested during 2022 was $4.1 million. The total grant date fair value of performance shares forfeited or not earned during 2022 was $0.8 million. The total grant date fair value of the 0.5 million PSAs issued but not released as of January 1, 2023 was $11.1 million.

The total grant date fair value of PSAs granted during 2021 was $4.8 million. The total grant date fair value of PSAs vested during 2021 was $0.8 million. The total grant date fair value of performance shares forfeited or not earned during 2021 was $1.0 million. The total grant date fair value of the 0.4 million PSAs issued but not released as of January 2, 2022 was $8.9 million.

The total grant date fair value of PSAs granted during 2020 was $3.3 million. The total grant date fair value of PSAs vested during 2020 was $0.6 million. The total grant date fair value of performance shares forfeited or not earned during 2020 was $0.3 million. The total grant date fair value of the 0.3 million PSAs issued but not released as of January 3, 2021 was $5.8 million.

The following table summarizes PSA activity during 2022:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	432,729	$20.51
Awarded	162,106	31.52
Vested	(208,172)	19.85
Forfeited	(30,643)	26.76
PSAs earned	104,086	19.85
PSAs not earned	—	—
Outstanding at January 1, 2023	460,106	$24.12

RSAs

The fair value of RSAs is based on the closing price of the Company’s common stock on the grant date. RSAs either vested ratably over a seven quarter period beginning on December 31, 2016, cliff vested on June 30, 2018, or vested annually over three years.

Shares issued for RSA vesting were newly issued shares. The fair value for restricted stock awards was calculated based on the closing stock price on the date of grant.

There were no RSAs granted during 2022, 2021 or 2020. There were no RSAs released in 2022 or 2021. The total grant date fair value of shares of restricted stock released upon vesting during 2020 was $1.0 million. There were no RSAs forfeited in 2022, 2021 or 2020. There were no outstanding RSAs as of January 1, 2023.

Share-Based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Share-based compensation expense	$16,603	$15,883	$14,339
Income tax benefit	(2,495)	(2,450)	(2,662)
Net share-based compensation expense	$14,108	$13,433	$11,677

As of January 1, 2023, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$3,014	0.8
RSUs	15,992	1.5
PSAs	2,112	1.2
Total unrecognized compensation expense at January 1, 2023	$21,118

During 2022, 2021 and 2020, the Company received $5.0 million, $2.2 million and $1.3 million in cash proceeds from the exercise of options, respectively.

The Company recorded tax benefits of $1.7 million and $0.2 million during 2022 and 2021, respectively, and recorded tax detriments of $0.5 million during 2020, resulting from share-based awards.
27. Quarterly Financial Data (Unaudited)

The Company identified an error in the financing activities section of its consolidated statements of cash flows for the thirteen weeks ended April 3, 2022, the twenty-six weeks ended July 3, 2022, and the thirty-nine weeks ended October 2, 2022, related to the presentation of proceeds from and repayments of borrowings associated with a modification of the Company's revolving credit facility on March 25, 2022. The correction did not have any impact on the previously reported consolidated balance sheets, statements of income, or statements of comprehensive income for any of the impacted periods, nor did it have any impact on total cash flows from operating activities, or used in investing or financing activities for any of the impacted periods. Although the Company has determined that the item did not have a material impact on its previously issued consolidated financial statements, the Company will revise its 2022 quarterly financial statements in conjunction with the issuance of its quarterly filings on Form 10-Q for the thirteen, twenty-six, and thirty-nine week periods ended April 2, 2023, July 2, 2023, and October 1, 2023, respectively. The revised quarterly financial statements will reflect the proceeds from borrowings under the revolving credit facility of $62.5 million as a cash inflow from financing activities and the repayments of borrowings under the revolving credit facility of $62.5 million as a cash outflow from financing activities.

28. Subsequent Events

In February 2023, the Company's board of directors approved the closing of 11 stores. The closure of these stores will result in an estimated charge in the range of $30 million to $40 million in total, the majority of which will relate to the impairment of leasehold improvements and right-of-use assets and will be reflected in the Company's consolidated financial statements for the first quarter of fiscal 2023. Other associated costs including accelerated depreciation, severance and exit costs are included in that estimate and will be primarily recognized in the first half of fiscal 2023.

See Note 13, “Long-Term Debt and Finance Lease Liabilities” and Note 20, “Capital Stock" for information on additional subsequent events.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of January 1, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of January 1, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of January 1, 2023.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting as of January 1, 2023, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Second Amended and Restated Bylaws

On February 28, 2023, our board adopted and approved the second amended and restated bylaws (the “Bylaws”), effective February 28, 2023, to:

•
Require any stockholder delivering a director nomination notice to comply with Rule 14a-19(a) under the Exchange Act, certify that such stockholder has met the requirements of Rule 14a-19(a) and deliver reasonable evidence of such compliance to the Company;
•
Require that the information provided in any director nomination notice or notice for any other business be updated and supplemented, if necessary, to be true and correct as of (i) the record date of the stockholder meeting and (ii) the date that is ten business days prior to the date of the stockholder meeting;
•
Require stockholders nominating director candidates and any proposed nominee, or stockholders proposing other business, to furnish any additional information as may be reasonably required for the Board’s review within ten business days after it has been requested by the Board;
•
Clarify that, if after a stockholder delivers a director nomination notice, such stockholder subsequently fails either (i) to comply with the requirements of Rule 14a-19 or (ii) provide satisfactory evidence of compliance to the Company, then such stockholder’s nomination(s) will be deemed null and void;
•
Require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; and
•
Reflect updates to requirements about adjournment procedures and stockholder lists at stockholder meetings, consistent with recent amendments to the Delaware General Corporation Law.

The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws, filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.

Annual Bonus Plan

On February 28, 2023, the Compensation Committee of our board (the “Compensation Committee”) approved the Sprouts Farmers Market, Inc. Annual Bonus Plan (the “Cash Plan”). The Cash Plan provides a means of rewarding employees designated as Participants with cash awards based on the performance of the Company and, where appropriate, a Participant’s personal performance (“Awards”). A copy of the Cash Plan is being filed as Exhibit 10.12 to this Annual Report on Form 10-K, and the following summary is qualified in its entirety by the provisions of the Cash Plan. Capitalized terms used without definition have the meanings set out in the Cash Plan.

The Cash Plan shall be administered by, for each Participant that is an executive officer, the Compensation Committee, and for other Participants, the Chief Executive Officer of the Company or other executive designated by the Chief Executive Officer (the “Administrator”). The Administrator shall determine the Participants for each Performance Period, each Participant’s Target Award and the applicable Performance Goals. Performance Periods under the Cash Plan shall be the fiscal year of the Company or any other period designated by the Administrator with respect to which an Award may be earned. For any Performance Period, the Performance Goals selected by the Administrator may be goals of the Company or the Participant, measured either individually, alternatively or in any combination, and measured on an absolute basis or relative to one or more peer companies or indices or any combination thereof. The criteria for the Performance Goals may include one or more of the criteria included in the Cash Plan or such other criteria selected by the Administrator. A Participant will be eligible to earn an Award for a Performance Period based on his or her Target Award and the level of achievement of the Performance Goals; provided that the Administrator may increase or decrease the amount payable pursuant to an Award in its sole discretion.

The Administrator shall determine achievement of the Performance Goals and the Award, if any, that will be paid by the Company to each Participant, as soon as practicable following the final determination of the Company’s financial results for the relevant Performance Period. Payment of the Awards determined by the Administrator shall be made in or around March of the calendar year immediately following the last day of the relevant Performance Period. The Administrator may permit a Participant to defer receipt of an Award, consistent with the applicable requirements of Section 409A of the Code. No Participant shall have any right to receive payment of an Award under the Cash Plan for a Performance Period unless the Participant remains in the employ of the Company through the payment date for the Award unless otherwise determined by the Administrator.

The Cash Plan is an unfunded incentive compensation plan and has no set expiration date. The Compensation Committee may amend or terminate the Cash Plan at any time.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2023, and is incorporated herein by reference.

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
2.
Financial Statement Schedules: No schedules are required.
3.
Exhibits: See Item 15(b) below.

(b)
Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Second Amended and Restated Bylaws of Sprouts Farmers Market, Inc.

4.1	Description of Sprouts Farmers Market, Inc. Securities

10.1*	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (2)

10.1.1*	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.1.2(a)*	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (3)

10.1.2(b)*	2019 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (4)

10.1.2(c)*	2021 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Financial Officer (5)

10.1.2(d)*	2022 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for President and Chief Operating Officer (6)

10.1.3(a)*	2018 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (7)

10.1.3(b)*	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)

10.1.3(c)*	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (4)

10.1.3(d)*	2020 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (9)

10.1.3(e)*	2021 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (10)

10.1.3(f)*	2022 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (11)

10.1.4*	Form Notice of Amendment to Outstanding Awards granted under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (12)

10.2*	Offer Letter, dated August 31, 2021, from Sprouts Farmers Market, Inc. to Lawrence “Chip” Molloy (13)

10.2.1*	Severance Agreement, dated September 19, 2021, by and between Sprouts Farmers Market, Inc. and Lawrence “Chip” Molloy (5)

10.3†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (14)

10.4*	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (15)

10.5

Credit Agreement, dated as of March 25, 2022, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders named therein, Bank of America, N.A., as administrative agent, issuing bank and swingline lender, JPMorgan Chase Bank, N.A., as sustainability structuring agent, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC as syndication agents, Truist Bank and PNC Bank, N.A. as documentation agents, and BofA Securities, Inc., BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers (16)

10.6*	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (17)

10.7*	Amended and Restated Executive Severance and Change in Control Plan (18)

10.8†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (19)

10.9*	Offer Letter from Sprouts Farmers Market, Inc., to Nicholas Konat, dated January 25, 2022 (6)

10.10*	Letter Agreement between Sprouts Farmers Market, Inc. and Gil Phipps, dated February 18, 2022 (6)

10.10.1*	Letter Agreement, dated May 25, 2022, by and between Sprouts Farmers Market and Gil Phipps (12)

10.11*	Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (12)

10.11.1(a)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (12)

10.11.1(b)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan for Board of Directors

10.11.2*	2022 Form of Performance Share Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (12)

10.11.13*	Form of Stock Option Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan(12)

10.12*	Sprouts Farmers Market, Inc. Annual Bonus Plan

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously submitted separately to the SEC.

* Management contract or compensatory plan or arrangement.

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
(6)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022, and incorporated herein by reference
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
(11)
Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022, and incorporated herein by reference.
(12)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2022, and incorporated herein by reference.
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
(16)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2022, and incorporated herein by reference.
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

SPROUTS FARMERS MARKET, INC.

Date: March 2, 2023	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2023

/s/ Lawrence P. Molloy Lawrence P. Molloy	Chief Financial Officer (Principal Financial Officer)	March 2, 2023

/s/ Stacy W. Hilgendorf Stacy W. Hilgendorf	Vice President, Controller (Principal Accounting Officer)	March 2, 2023

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	March 2, 2023

/s/ Joel D. Anderson Joel D. Anderson	Director	March 2, 2023

/s/ Hari K. Avula Hari K. Avula	Director	March 2, 2023

/s/ Kristen E. Blum Kristen E. Blum	Director	March 2, 2023

/s/ Terri Funk Graham Terri Funk Graham	Director	March 2, 2023

/s/ Joseph D. O’Leary Joseph D. O’Leary	Director	March 2, 2023

/s/ Douglas G. Rauch Douglas G. Rauch	Director	March 2, 2023