Form 10-Q
period 2023-04-02
Sprouts Farmers Market, Inc.
filed 2023-05-01
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

or

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

As of April 27, 2023, the registrant had 103,048,290 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2023

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	April 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$294,905	$293,233
Accounts receivable, net	12,404	16,108
Inventories	306,940	310,545
Prepaid expenses and other current assets	41,699	53,918
Total current assets	655,948	673,804
Property and equipment, net of accumulated depreciation	715,342	722,241
Operating lease assets, net	1,195,187	1,106,524
Intangible assets	208,060	184,960
Goodwill	381,751	368,878
Other assets	13,106	13,973
Total assets	$3,169,394	$3,070,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,948	$172,904
Accrued liabilities	148,865	151,306
Accrued salaries and benefits	48,160	61,574
Accrued income tax	5,456	—
Current portion of operating lease liabilities	123,726	135,584
Current portion of finance lease liabilities	976	1,012
Total current liabilities	515,131	522,380
Long-term operating lease liabilities	1,266,282	1,145,173
Long-term debt and finance lease liabilities	233,720	258,902
Other long-term liabilities	36,421	36,340
Deferred income tax liability	66,910	61,123
Total liabilities	2,118,464	2,023,918
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 103,470,717 shares issued and outstanding, April 2, 2023; 105,072,756 shares issued and outstanding, January 1, 2023	104	105
Additional paid-in capital	753,822	726,345
Retained earnings	297,004	320,012
Total stockholders’ equity	1,050,930	1,046,462
Total liabilities and stockholders’ equity	$3,169,394	$3,070,380

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Net sales	$1,733,310	$1,641,161
Cost of sales	1,083,248	1,029,413
Gross profit	650,062	611,748
Selling, general and administrative expenses	486,195	459,910
Depreciation and amortization (exclusive of depreciation included in cost of sales)	34,068	31,820
Store closure and other costs, net	28,277	377
Income from operations	101,522	119,641
Interest expense, net	2,220	3,039
Income before income taxes	99,302	116,602
Income tax provision	23,142	28,295
Net income	$76,160	$88,307
Net income per share:
Basic	$0.73	$0.80
Diluted	$0.73	$0.79
Weighted average shares outstanding:
Basic	103,827	110,903
Diluted	104,876	111,833

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Net income	$76,160	$88,307

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on cash flow hedging activities, net of income tax of $1,240 during the thirteen weeks ended April 3, 2022	—	3,586
Reclassification of net gains (losses) on cash flow hedges to net income, net of income tax of ($377) during the thirteen weeks ended April 3, 2022	—	(1,091)
Total other comprehensive income (loss)	—	2,495

Comprehensive income	$76,160	$90,802

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen weeks ended April 2, 2023

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2023	105,072,756	$105	$726,345	$320,012	$1,046,462
Net income	—	—	—	76,160	76,160
Issuance of shares under stock plans	882,014	1	5,487	—	5,488
Repurchase and retirement of common stock	(3,038,411)	(3)	—	(99,168)	(99,171)
Share-based compensation	—	—	3,852	—	3,852
Issuance of shares for acquisition	554,358	1	18,138	—	18,139
Balances at April 2, 2023	103,470,717	$104	$753,822	$297,004	$1,050,930

For the thirteen weeks ended April 3, 2022

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 2, 2022	111,114,374	$111	$704,701	$258,822	$(3,758)	$959,876
Net income	—	—	—	88,307	—	88,307
Other comprehensive income (loss)	—	—	—	—	2,495	2,495
Issuance of shares under stock plans	610,101	—	2,555	—	—	2,555
Repurchase and retirement of common stock	(1,481,187)	(1)	—	(45,714)	—	(45,715)
Share-based compensation	—	—	4,456	—	—	4,456
Balances at April 3, 2022	110,243,288	$110	$711,712	$301,415	$(1,263)	$1,011,974

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Operating activities
Net income	$76,160	$88,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,912	32,720
Operating lease asset amortization	30,696	28,043
Impairment of assets	27,845	171
Share-based compensation	3,852	4,456
Deferred income taxes	(386)	2,291
Other non-cash items	14	313
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	6,241	9,770
Inventories	5,400	(6,790)
Prepaid expenses and other current assets	9,528	3,613
Other assets	2,609	1,757
Accounts payable	27,006	27,645
Accrued liabilities	(2,024)	(6,857)
Accrued salaries and benefits	(13,712)	(14,106)
Accrued income tax	5,456	15,275
Operating lease liabilities	(33,956)	(32,180)
Other long-term liabilities	179	(1,399)
Cash flows from operating activities	179,820	153,029
Investing activities
Purchases of property and equipment	(47,044)	(27,227)
Payments for acquisition, net of cash acquired	(13,042)	—
Cash flows used in investing activities	(60,086)	(27,227)
Financing activities
Proceeds from revolving credit facilities	—	62,500
Payments on revolving credit facilities	(25,000)	(62,500)
Payments on finance lease liabilities	(219)	(176)
Payments of deferred financing costs	—	(3,373)
Repurchase of common stock	(98,349)	(45,715)
Proceeds from exercise of stock options	5,488	2,555
Cash flows used in financing activities	(118,080)	(46,709)
Increase in cash, cash equivalents, and restricted cash	1,654	79,093
Cash, cash equivalents, and restricted cash at beginning of the period	295,192	247,004
Cash, cash equivalents, and restricted cash at the end of the period	$296,846	$326,097

Supplemental disclosure of cash flow information
Cash paid for interest	$3,641	$3,044
Cash refunded for income taxes	54	46
Leased assets obtained in exchange for new operating lease liabilities	138,662	42,176

Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable and accrued liabilities	$20,924	$15,666
Issuance of shares for acquisition	18,139	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique food specialty retail experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of April 2, 2023, the Company operated 395 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2023 (“fiscal year 2022”) included in the Company’s Annual Report on Form 10-K, filed on March 2, 2023.

The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending December 31, 2023 (“fiscal year 2023”) and fiscal year 2022 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years (in which the fourth quarter has 14 weeks).

All dollar amounts are in thousands, unless otherwise noted.

Revision of previously issued financial statements

The Company identified an error in the financing activities section of its consolidated statements of cash flows for the thirteen weeks ended April 3, 2022, related to the presentation of proceeds from and repayments of borrowings associated with a modification of the Company's revolving credit facility on March 25, 2022. The correction of the error did not have any impact on the previously reported consolidated balance sheets, statements of income, or statements of comprehensive income, nor did it have any impact on total cash flows from operating activities or used in investing or financing activities. Although the Company has determined that the error did not have a material impact on its previously issued consolidated financial statements, the Company revised the presentation of cash flows from financing activities to reflect the proceeds from borrowings under the revolving credit facility of $62.5 million as a cash inflow from financing activities, and the repayments of borrowings under the revolving credit facility of $62.5 million as a cash outflow from financing activities.

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

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Balance, beginning of year	$10,906	$12,586
Gift cards issued during the period but not redeemed (1)	1,222	1,192
Revenue recognized from beginning liability	(2,582)	(3,276)
Balance, end of year	$9,546	$10,502

(1) net of estimated breakage

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of April 2, 2023.

Restricted Cash

Restricted cash relates to the Company's defined benefit plan forfeitures and the Company's healthcare, general liability and workers’ compensation plan benefits of approximately $1.9 million and $2.0 million as of April 2, 2023 and January 1, 2023, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted

No new accounting pronouncements issued or effective during the thirteen weeks ended April 2, 2023 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, intangible assets and long-lived assets.

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of April 2, 2023 and January 1, 2023:

April 2, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$225,000	$—	$225,000
Total financial liabilities	$—	$225,000	$—	$225,000

January 1, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Total financial liabilities	$—	$250,000	$—	$250,000

The determination of fair values of certain tangible and intangible assets for purposes of the Company’s goodwill or long-lived asset impairment evaluation is based upon Level 3 inputs. When necessary, the Company uses third party market data and market participant assumptions to derive the fair value of its asset groupings, which primarily include right-of-use lease assets and property and equipment.

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of April 2, 2023 and January 1, 2023.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	April 2, 2023	January 1, 2023
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$225,000	$250,000
Finance lease liabilities	Various	n/a	8,720	8,902
Long-term debt and finance lease liabilities			$233,720	$258,902

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

The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $21.6 million have been issued as of April 2, 2023 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.

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

As of April 2, 2023, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 1.00% per annum.

As of April 2, 2023, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen weeks ended April 2, 2023, the Company made no additional borrowings and made principal payments of $25.0 million, resulting in total outstanding debt under the Credit Agreement of $225.0 million as of April 2, 2023. During 2022, the Company made no additional borrowings or principal payments, other than the net change of $62.5 million in the composition of the lending syndicate associated with a modification of the Company's revolving credit facility on March 25, 2022, resulting in total outstanding debt under the Credit Agreement of $250.0 million as of January 1, 2023.

Subsequent to April 2, 2023, the Company made a $25.0 million principal payment, resulting in total outstanding debt under the Credit Agreement of $200.0 million as of May 1, 2023.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of April 2, 2023.

5. Income Taxes

The Company’s effective tax rate decreased to 23.3% for the thirteen weeks ended April 2, 2023, compared to 24.3% for the thirteen weeks ended April 3, 2022. The decrease in the effective tax rate is primarily due to an increase in excess tax benefits associated with share-based payment awards, partially offset by an increase of non-deductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards were $2.6 million and $1.5 million for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate.

6. Related Party Transactions

On May 24, 2022, the Company appointed a new member to its board of directors who served as an executive officer of a company that is a supplier of nutrition bars and related products to the Company for resale. The director departed employment from this supplier on February 28, 2023, and the cost of sales recognized from this supplier during the thirteen weeks ended April 2, 2023 was immaterial.

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

8. Stockholders’ Equity

Share Repurchases

On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of April 2, 2023.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2023	$600,000	$286,472	$313,528

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Number of common shares acquired	3,038,411	1,481,187
Average price per common share acquired	$32.64	$30.86
Total cost of common shares acquired	$99,171	$45,715

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased during the thirteen weeks ended April 2, 2023 included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

Subsequent to April 2, 2023 and through the date of this filing, the Company repurchased an additional 0.5 million shares of common stock for $16.0 million.

9. Net Income Per Share

The computation of basic net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options and unvested restricted stock units ("RSUs"). Performance share awards ("PSAs") are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Basic net income per share:
Net income	$76,160	$88,307
Weighted average shares outstanding	103,827	110,903
Basic net income per share	$0.73	$0.80
Diluted net income per share:
Net income	$76,160	$88,307
Weighted average shares outstanding - basic	103,827	110,903
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	395	347
RSUs	481	470
PSAs	173	113
Weighted average shares and equivalent shares outstanding	104,876	111,833
Diluted net income per share	$0.73	$0.79

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the thirteen weeks ended April 2, 2023, the Company had 0.4 million options, 0.4 million RSUs and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended April 3, 2022, the Company had 0.2 million options, 0.5 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

10. Derivative Financial Instruments

The Company did not have any outstanding interest rate swap agreements as of April 2, 2023 and January 1, 2023.

In December 2017, the Company entered into an interest rate swap agreement to manage its cash flow associated with variable interest rates. This forward contract was designated and qualified as a cash flow hedge, and its change in fair value was recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the forecasted transaction occurred. The forward contract consisted of five cash flow hedges with a notional dollar amount of $250.0 million, and each had a length of one year and matured annually from 2018 to 2022.

The gain or loss on these derivative instruments was recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Consolidated Statements of Income Classification
Interest expense, net	$—	$1,468

11. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the thirteen weeks ended April 3, 2022.

Cash Flow Hedges
Balance at January 2, 2022	$(3,758)
Other comprehensive income (loss), net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,240	3,586
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($377)	(1,091)
Total other comprehensive income (loss)	2,495
Balance at April 3, 2022	$(1,263)

Amounts reclassified from accumulated other comprehensive income (loss) were included within interest expense, net on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Segments

The Company has one reportable and one operating segment.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen weeks ended April 2, 2023 and April 3, 2022.

	Thirteen weeks ended
	April 2, 2023		April 3, 2022
Perishables	$999,575	57.7%	$952,087	58.0%
Non-Perishables	733,735	42.3%	689,074	42.0%
Net Sales	$1,733,310	100.0%	$1,641,161	100.0%

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

Awards Granted under the 2022 Incentive Plan

During the thirteen weeks ended April 2, 2023, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 14, 2023	491,729	172,059	221,085
Total	491,729	172,059	221,085
Weighted-average grant date fair value	$32.95	$32.95	$12.63
Weighted-average exercise price	$—	$—	$32.95

The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of April 2, 2023, there were 971,034 stock awards outstanding and 5,749,809 shares remaining available for issuance under the 2022 Incentive Plan.

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

PSAs

PSAs granted in 2019 were subject to the Company achieving certain EBIT performance targets for the 2021 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2021 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2022). There were no outstanding 2019 PSAs as of April 2, 2023.

PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2022 EBT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2023). During the thirteen weeks ended April 2, 2023, 268,699 of the 2020 PSAs vested. There were no outstanding 2020 PSAs as of April 2, 2023.

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

PSAs granted in 2023 are subject to the Company achieving certain EBIT performance targets for the 2025 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2026).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Share-based compensation expense	$3,852	$4,456

The following share-based awards were outstanding as of April 2, 2023 and April 3, 2022:

	As of
	April 2, 2023	April 3, 2022
	(in thousands)
Options
Vested	740	376
Unvested	481	1,088
RSUs	1,156	1,083
PSAs	471	491

As of April 2, 2023, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,062	2.2
RSUs	28,583	1.8
PSAs	7,149	2.0
Total unrecognized compensation expense at April 2, 2023	$40,794

During the thirteen weeks ended April 2, 2023 and April 3, 2022, the Company received $5.5 million and $2.6 million, respectively, in cash proceeds from the exercise of options.

14. Goodwill

The Company’s goodwill balance was $381.8 million and $368.9 million as of April 2, 2023 and January 1, 2023, respectively. As of April 2, 2023 and January 1, 2023, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Sunflower Farmers Market, Henry’s Farmers Market and Ronald Cohn, Inc. For further details, see Note 16, "Business Combination".

A summary of the activity and balances in goodwill is as follows:

	Balance at January 1, 2023	Additions	Balance at April 2, 2023
Goodwill	$368,878	$12,873	$381,751

15. Store Closures

In February 2023, the Company's board of directors approved the closing of 11 stores during 2023. These stores, on average, are approximately 30% larger than the Company's current prototype format and were underperforming financially. The closure of these stores resulted in a charge of $27.8 million during the thirteen weeks ended April 2, 2023 related to the impairment of leasehold improvements and right-of-use assets and is reflected in Store closure and other costs, net on the consolidated statements of income. The impairment charge represents the excess of the carrying value over the estimated fair value of each store's asset group. Accelerated depreciation on the closed stores' assets is expected to be approximately $6.0 million, of which $4.0 million was incurred during the thirteen weeks ended April 2, 2023 and is reflected in Depreciation and amortization on the consolidated statements of income. Severance expense was immaterial during the thirteen weeks ended April 2, 2023, and no further severance expense is expected to be incurred.

16. Business Combination

On March 20, 2023, the Company completed its acquisition of Ronald Cohn, Inc., a corporation that owned two stores located in California operating under the ‘Sprouts Farmers Market’ name pursuant to a legacy trademark license arrangement. The aggregate consideration paid in the transaction consisted of 0.6 million of the Company’s common shares valued at $18.1 million using the closing price of the Company's common stock on March 20, 2023 and cash consideration of $13.0 million, subject to customary post-closing adjustments.

The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires that the purchase price be allocated to the assets and liabilities acquired based on their estimated fair values as of the acquisition date. Acquisition-related costs were immaterial and were expensed as incurred. The financial results of the acquired stores have been included in the Company’s consolidated financial statements from the date of acquisition. The acquired stores' results of operations were not material to the Company's consolidated results during the thirteen weeks ended April 2, 2023.

As of May 1, 2023, the initial accounting for this acquisition was incomplete pending determination of working capital adjustments and the fair value of certain assets acquired and liabilities assumed. The net purchase price was initially allocated to the net tangible assets of ($4.9) million and a reacquired right intangible asset of $23.1 million based on their preliminary fair values on the acquisition date. The remaining unallocated net purchase price of $12.9 million was recorded as goodwill. Goodwill represents the future economic benefits to the Company from the acquisition, which include the Company's ability to fully control the Sprouts Farmers Market brand by termination of the legacy trademark license agreement and allowing further expansion opportunities in Southern California. The goodwill is not expected to be deductible for tax purposes. The provisional fair value estimates are subject to adjustment as additional information is obtained within the measurement period, which may not exceed twelve months from the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2022 fiscal year, filed on March 2, 2023 (“Form 10-K”) with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.

Business Overview

Sprouts Farmers Market offers a unique food specialty retail experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Headquartered in Phoenix with 395 stores in 23 states as of April 2, 2023, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through April 2, 2023, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, to the Sprouts banner through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations.

Our Strategy

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
•
Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. We have opened 20 stores and remodeled one store featuring our new format through April 2, 2023. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of at least 10% annual unit growth beginning in 2024.
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

•
Refine Brand and Marketing Approach. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are increasing our use of data analytics and insights. We believe this data-driven intelligence will increase customer engagement through personalization efforts with digital and social connections to drive additional sales growth and loyalty.
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

Recent Developments

In February 2023 as part of our real estate portfolio review, we determined to close 11 stores during 2023. These stores, on average, are approximately 30% larger than our current prototype format and were underperforming financially. See Note 15, “Store Closures” of our unaudited consolidated financial statements for additional information regarding these store closures.

Results of Operations for Thirteen Weeks Ended April 2, 2023 and April 3, 2022

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,733,310	$1,641,161
Cost of sales	1,083,248	1,029,413
Gross profit	650,062	611,748
Selling, general and administrative expenses	486,195	459,910
Depreciation and amortization (exclusive of depreciation included in cost of sales)	34,068	31,820
Store closure and other costs, net	28,277	377
Income from operations	101,522	119,641
Interest expense, net	2,220	3,039
Income before income taxes	99,302	116,602
Income tax provision	23,142	28,295
Net income	$76,160	$88,307

Weighted average shares outstanding - basic	103,827	110,903
Diluted effect of equity-based awards	1,049	930
Weighted average shares and equivalent shares outstanding	104,876	111,833
Diluted net income per share	$0.73	$0.79

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Other Operating Data:
Comparable store sales growth	3.1%	1.6%
Stores at beginning of period	386	374
Closed	(1)	(1)
Opened	8	6
Acquired	2	—
Stores at end of period	395	379

Comparison of Thirteen Weeks Ended April 2, 2023 to Thirteen Weeks Ended

April 3, 2022

Net sales

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Net sales	$1,733,310	$1,641,161	$92,149	6%
Comparable store sales growth	3.1%	1.6%

Net sales during the thirteen weeks ended April 2, 2023 totaled $1.7 billion, an increase of $92.1 million, or 6%, compared to the thirteen weeks ended April 3, 2022. The sales increase was driven by sales from new stores opened in the last twelve months and a 3.1% increase in comparable store sales. The increase in comparable store sales was due in part to an increase in basket value due to retail price inflation, partially offset by a slight reduction in the number of items per basket. See "Impact of Inflation and Deflation". Comparable stores contributed approximately 97% of total sales for the thirteen weeks ended April 2, 2023 and approximately 98% of total sales for the thirteen weeks ended April 3, 2022.

Cost of sales and gross profit

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Net sales	$1,733,310	$1,641,161	$92,149	6%
Cost of sales	1,083,248	1,029,413	53,835	5%
Gross profit	650,062	611,748	38,314	6%
Gross margin	37.5%	37.3%	0.2%

Gross profit totaled $650.1 million during the thirteen weeks ended April 2, 2023, an increase of $38.3 million, or 6%, compared to the thirteen weeks ended April 3, 2022 Gross margin increased by 0.2% to 37.5% for the thirteen weeks ended April 2, 2023, compared to 37.3% for the thirteen weeks ended April 3, 2022. The increase was a result of continued promotional optimization and favorable product mix.

Selling, general and administrative expenses

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Selling, general and administrative expenses	$486,195	$459,910	$26,285	6%
Percentage of net sales	28.1%	28.0%	0.1%

Selling, general and administrative expenses increased $26.3 million, or 6%, compared to the thirteen weeks ended April 3, 2022.The increase is primarily due to the net increase in new stores opened since the prior year, higher wages and utilities, and higher ecommerce costs resulting from an increase in ecommerce sales.

Depreciation and amortization

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Depreciation and amortization	$34,068	$31,820	$2,248	7%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $34.1 million for the thirteen weeks ended April 2, 2023, compared to $31.8 million for the thirteen weeks ended April 3, 2022. Depreciation and amortization primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores. Depreciation and amortization for the thirteen weeks ended April 2, 2023 was inclusive of $4.0 million in accelerated depreciation in connection with the decision to close certain underperforming stores during 2023. See Note 15, “Store Closures” of our unaudited consolidated financial statements.

Store closure and other costs, net

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Store closure and other costs, net	$28,277	$377	$27,900	7401%
Percentage of net sales	1.6%	0.0%	1.6%

Store closure and other costs, net for the thirteen weeks ended April 2, 2023 of $28.3 million primarily consisted of $27.8 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets in association with the decision to close certain underperforming stores. Store closure and other costs, net for the thirteen weeks ended April 3, 2022 primarily related to ongoing activity associated with our closed store locations.

Interest expense, net

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Long-term debt	$3,482	$1,154	$2,328	202%
Capital and financing leases	205	222	(17)	(8)%
Deferred financing costs	193	223	(30)	(13)%
Interest rate hedge and other	(1,660)	1,440	(3,100)	(215)%
Total interest expense, net	$2,220	$3,039	$(819)	(27)%

Interest expense, net decreased to $2.2 million for the thirteen weeks ended April 2, 2023, compared to $3.0 million for the thirteen weeks ended April 3, 2022 primarily due to higher interest income as a result of higher average interest rates. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	4.9%
Enhanced charitable contributions	(1.1)%	(1.0)%
Federal credits	(0.4)%	(0.4)%
Share-based payment awards	(2.6)%	(1.3)%
Other, net	1.4%	1.1%
Effective tax rate	23.3%	24.3%

The effective tax rate decreased to 23.3% for the thirteen weeks ended April 2, 2023 from 24.3% for the thirteen weeks ended April 3, 2022. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits associated with share-based payment awards, partially offset by an increase of non-deductible executive compensation.

Net income

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Net income	$76,160	$88,307	$(12,147)	(14)%
Percentage of net sales	4.4%	5.4%	(1.0)%

Net income decreased $12.1 million primarily due to higher store closure and other costs, net and selling, general and administrative expenses for the reasons discussed above, partially offset by higher sales and favorable margin impact.

Diluted earnings per share

	Thirteen weeks ended
	April 2, 2023	April 3, 2022	Change	% Change
Diluted earnings per share	$0.73	$0.79	$(0.06)	(8)%
Diluted weighted average shares outstanding	104,876	111,833	(6,957)

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	April 2, 2023	April 3, 2022
	(dollars in thousands)
Net Income (1)	$249,018	$249,416
Special items, net of tax (2), (3)	26,521	—
Interest expense, net of tax (3)	6,168	8,899
Net operating profit after tax (NOPAT)	$281,707	$258,315

Total rent expense, net of tax (3)	157,944	152,047
Estimated depreciation on operating leases, net of tax (3)	(89,396)	(89,346)
Estimated interest on operating leases, net of tax (3), (4)	68,548	62,701
NOPAT, including effect of operating leases	$350,255	$321,016

Average working capital	283,293	226,653
Average property and equipment	704,649	707,416
Average other assets	575,722	569,023
Average other liabilities	(98,409)	(100,728)
Average invested capital	$1,465,255	$1,402,364

Average operating leases (5)	1,287,831	1,233,502
Average invested capital, including operating leases	$2,753,086	$2,635,866

ROIC, including operating leases	12.7%	12.2%

(1)
Net income amounts represent total net income for the past four trailing quarters.
(2)
Special items related to store closure, supply chain transition and acquisition related charges net of tax.
(3)
Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(4)
2023 and 2022 estimated interest on operating leases is calculated by multiplying operating leases by the 7.1% and 6.7% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(5)
Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Cash, cash equivalents and restricted cash at end of period	$296,846	$326,097
Cash flows from operating activities	$179,820	$153,029
Cash flows used in investing activities	$(60,086)	$(27,227)
Cash flows used in financing activities	$(118,080)	$(46,709)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Our operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment expire or become subject to renewal clauses at various dates through 2044. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.

Operating Activities

Cash flows from operating activities increased $26.8 million to $179.8 million for the thirteen weeks ended April 2, 2023 compared to $153.0 million for the thirteen weeks ended April 3, 2022. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items and changes in working capital.

Cash flows provided by operating activities from changes in working capital were $37.9 million in the thirteen weeks ended April 2, 2023 compared to $28.6 million in the thirteen weeks ended April 3, 2022. The increase was driven by inventories and prepaid expenses and other current assets.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $60.1 million and $27.2 million, for the thirteen weeks ended April 2, 2023 and April 3, 2022, respectively.

We expect capital expenditures to be in the range of $210 - $230 million in 2023, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities

Cash flows used in financing activities were $118.1 million for the thirteen weeks ended April 2, 2023 compared to $46.7 million for the thirteen weeks ended April 3, 2022. During the thirteen weeks ended April 2, 2023, cash flows used in financing activities primarily consisted of $98.3 million for stock repurchases and $25.0 million in payments on our Credit Agreement, partially offset by $5.5 million in proceeds from the exercise of stock options.

During the thirteen weeks ended April 3, 2022, cash flows used in financing activities primarily consisted of $45.7 million for stock repurchases and $3.4 million in debt issuance costs in connection with our Credit Agreement, partially offset by $2.6 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $225.0 million as of April 2, 2023 and $250.0 million as of January 1, 2023.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of April 2, 2023.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2023	$600,000	$286,472	$313,528

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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	April 2, 2023	April 3, 2022
Number of common shares acquired	3,038,411	1,481,187
Average price per common share acquired	$32.64	$30.86
Total cost of common shares acquired	$99,171	$45,715

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased during the thirteen weeks ended April 2, 2023 included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

Subsequent to April 2, 2023 and through the date of this filing, we repurchased an additional 0.5 million shares of common stock for $16.0 million.

Contractual Obligations

Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. There have been no material changes outside the normal course of business as of April 2, 2023 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of April 2, 2023 and interest rates in effect at the time of this filing, are estimated to be approximately $42.7 million, with $12.8 million payable within 12 months.

Impact of Inflation and Deflation

Inflation and deflation in the prices of food and other products we sell may periodically affect our sales, gross profit and gross margin. Food inflation, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. Inflationary pressures on compensation, utilities, commodities, equipment and supplies may also impact our profitability. Food deflation or declining levels of inflation across multiple categories, particularly in produce, could reduce sales growth and earnings, particularly if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales. The short-term impact of inflation and deflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions.

Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, including pressures we experienced in fiscal 2022 and continue to experience in fiscal 2023 due to product cost inflation which we largely passed along to retail pricing, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended April 2, 2023 . For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $225.0 million principal outstanding under our Credit Agreement as of April 2, 2023, each hundred basis point change in SOFR would result in a change in interest expense by $2.3 million annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of April 2, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended April 2, 2023, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended April 2, 2023.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 2, 2023 - January 29, 2023	971,422	$31.50	971,422	$381,278,000
January 30, 2023 - February 26, 2023	998,664	$32.34	998,664	$348,979,000
February 27, 2023 - April 2, 2023	1,068,325	$33.18	1,068,325	$313,528,000
Total	3,038,411		3,038,411
(1)
Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2023.
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

Item 6. Exhibits.

Exhibit Number	Description

10.1	2023 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 1, 2023	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer
(Principal Financial Officer)