Form 10-Q
period 2023-07-02
Sprouts Farmers Market, Inc.
filed 2023-08-01
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

or

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

As of July 28, 2023, the registrant had 102,006,165 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	July 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$259,484	$293,233
Accounts receivable, net	13,616	16,108
Inventories	320,006	310,545
Prepaid expenses and other current assets	40,231	53,918
Total current assets	633,337	673,804
Property and equipment, net of accumulated depreciation	738,693	722,241
Operating lease assets, net	1,232,725	1,106,524
Intangible assets	208,060	184,960
Goodwill	381,751	368,878
Other assets	13,630	13,973
Total assets	$3,208,196	$3,070,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,541	$172,904
Accrued liabilities	194,621	151,306
Accrued salaries and benefits	59,311	61,574
Current portion of operating lease liabilities	114,685	135,584
Current portion of finance lease liabilities	1,068	1,012
Total current liabilities	538,226	522,380
Long-term operating lease liabilities	1,312,823	1,145,173
Long-term debt and finance lease liabilities	184,173	258,902
Other long-term liabilities	36,478	36,340
Deferred income tax liability	61,343	61,123
Total liabilities	2,133,043	2,023,918
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 102,183,083 shares issued and outstanding, July 2, 2023; 105,072,756 shares issued and outstanding, January 1, 2023	102	105
Additional paid-in capital	761,181	726,345
Retained earnings	313,870	320,012
Total stockholders’ equity	1,075,153	1,046,462
Total liabilities and stockholders’ equity	$3,208,196	$3,070,380

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$1,692,247	$1,595,482	$3,425,557	$3,236,643
Cost of sales	1,066,275	1,015,125	2,149,523	2,044,538
Gross profit	625,972	580,357	1,276,034	1,192,105
Selling, general and administrative expenses	497,965	462,110	984,160	922,020
Depreciation and amortization (exclusive of depreciation included in cost of sales)	33,964	31,244	68,032	63,064
Store closure and other costs, net	2,427	493	30,704	870
Income from operations	91,616	86,510	193,138	206,151
Interest expense, net	2,140	2,658	4,360	5,697
Income before income taxes	89,476	83,852	188,778	200,454
Income tax provision	22,142	21,855	45,284	50,150
Net income	$67,334	$61,997	$143,494	$150,304
Net income per share:
Basic	$0.65	$0.57	$1.39	$1.37
Diluted	$0.65	$0.57	$1.38	$1.36
Weighted average shares outstanding:
Basic	102,824	109,067	103,326	109,985
Diluted	103,514	109,619	104,240	110,762

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$67,334	$61,997	$143,494	$150,304

Other comprehensive income, net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $778 and $2,018 during the thirteen and twenty-six weeks ended July 3, 2022	—	2,248	—	5,834
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($274) and ($651) during the thirteen and twenty- six weeks ended July 3, 2022	—	(792)	—	(1,883)
Total other comprehensive income	—	1,456	—	3,951

Comprehensive income	$67,334	$63,453	$143,494	$154,255

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended July 2, 2023

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at April 2, 2023	103,470,717	$104	$753,822	$297,004	$1,050,930
Net income	—	—	—	67,334	67,334
Issuance of shares under stock plans	150,298	—	1,750	—	1,750
Repurchase and retirement of common stock	(1,437,932)	(2)	—	(50,468)	(50,470)
Share-based compensation	—	—	5,609	—	5,609
Balances at July 2, 2023	102,183,083	$102	$761,181	$313,870	$1,075,153

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2023	105,072,756	$105	$726,345	$320,012	$1,046,462
Net income	—	—	—	143,494	143,494
Issuance of shares under stock plans	1,032,312	1	7,237	—	7,238
Repurchase and retirement of common stock	(4,476,343)	(5)	—	(149,636)	(149,641)
Share-based compensation	—	—	9,461	—	9,461
Issuance of shares for acquisition	554,358	1	18,138	—	18,139
Balances at July 2, 2023	102,183,083	$102	$761,181	$313,870	$1,075,153

The accompanying notes are an integral part of these consolidated financial statements.

For the thirteen and twenty-six weeks ended July 3, 2022

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at April 3, 2022	110,243,288	$110	$711,712	$301,415	$(1,263)	$1,011,974
Net income	—	—	—	61,997	—	61,997
Other comprehensive income	—	—	—	—	1,456	1,456
Issuance of shares under stock plans	122,060	—	155	—	—	155
Repurchase and retirement of common stock	(2,397,671)	(2)	—	(65,354)	—	(65,356)
Share-based compensation	—	—	3,464	—	—	3,464
Balances at July 3, 2022	107,967,677	$108	$715,331	$298,058	$193	$1,013,690

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 2, 2022	111,114,374	$111	$704,701	$258,822	$(3,758)	$959,876
Net income	—	—	—	150,304	—	150,304
Other comprehensive income	—	—	—	—	3,951	3,951
Issuance of shares under stock plans	732,161	—	2,710	—	—	2,710
Repurchase and retirement of common stock	(3,878,858)	(3)	—	(111,068)	—	(111,071)
Share-based compensation	—	—	7,920	—	—	7,920
Balances at July 3, 2022	107,967,677	$108	$715,331	$298,058	$193	$1,013,690

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022
Operating activities
Net income	$143,494	$150,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,013	64,856
Operating lease asset amortization	62,331	57,360
Impairment of assets	27,845	171
Share-based compensation	9,461	7,920
Deferred income taxes	(5,953)	1,770
Other non-cash items	254	324
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	8,390	11,389
Inventories	(7,665)	(27,475)
Prepaid expenses and other current assets	9,915	(12,851)
Other assets	3,205	164
Accounts payable	3,374	32,877
Accrued liabilities	41,733	(318)
Accrued salaries and benefits	(2,561)	(10,521)
Operating lease liabilities	(68,986)	(65,502)
Other long-term liabilities	(69)	(1,505)
Cash flows from operating activities	294,781	208,963
Investing activities
Purchases of property and equipment	(98,683)	(53,098)
Payments for acquisition, net of cash acquired	(13,042)	—
Cash flows used in investing activities	(111,725)	(53,098)
Financing activities
Proceeds from revolving credit facilities	—	62,500
Payments on revolving credit facilities	(75,000)	(62,500)
Payments on finance lease liabilities	(482)	(385)
Payments of deferred financing costs	—	(3,373)
Repurchase of common stock	(148,346)	(111,071)
Proceeds from exercise of stock options	7,238	2,710
Cash flows used in financing activities	(216,590)	(112,119)
(Decrease)/Increase in cash, cash equivalents, and restricted cash	(33,534)	43,746
Cash, cash equivalents, and restricted cash at beginning of the period	295,192	247,004
Cash, cash equivalents, and restricted cash at the end of the period	$261,658	$290,750

Supplemental disclosure of cash flow information
Cash paid for interest	$7,517	$5,717
Cash paid for income taxes	43,191	46,257

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$26,818	$10,934
Issuance of shares for acquisition	18,139	—
Leased assets obtained in exchange for new operating lease liabilities	207,835	68,668
Leased assets obtained in exchange for new finance lease liabilities	809	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique food specialty retail experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of July 2, 2023, the Company operated 391 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries.

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

Revision of previously issued financial statements

The Company identified an error in the financing activities section of its consolidated statements of cash flows for the twenty-six weeks ended July 3, 2022, related to the presentation of proceeds from and repayments of borrowings associated with a modification of the Company's revolving credit facility on March 25, 2022. The correction of the error did not have any impact on the previously reported consolidated balance sheets, statements of income, or statements of comprehensive income, nor did it have any impact on total cash flows from operating activities or used in investing or financing activities. Although the Company has determined that the error did not have a material impact on its previously issued consolidated financial statements, the Company revised the presentation of cash flows from financing activities to reflect the proceeds from borrowings under the revolving credit facility of $62.5 million as a cash inflow from financing activities, and the repayments of borrowings under the revolving credit facility of $62.5 million as a cash outflow from financing activities.

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

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022
Balance, beginning of year	$10,906	$12,586
Gift cards issued during the period but not redeemed(1)	1,621	1,568
Revenue recognized from beginning liability	(3,562)	(4,554)
Balance, end of year	$8,965	$9,600

(1) net of estimated breakage

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of July 2, 2023.

Restricted Cash

Restricted cash relates to the Company's defined benefit plan forfeitures and the Company's healthcare, general liability and workers’ compensation plan benefits of approximately $2.2 million and $2.0 million as of July 2, 2023 and January 1, 2023, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted

No new accounting pronouncements issued or effective during the thirteen weeks ended July 2, 2023 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of July 2, 2023 and January 1, 2023:

July 2, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$175,000	$—	$175,000
Total financial liabilities	$—	$175,000	$—	$175,000

January 1, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Total financial liabilities	$—	$250,000	$—	$250,000

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

Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of July 2, 2023 and January 1, 2023.

4. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	July 2, 2023	January 1, 2023
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$175,000	$250,000
Finance lease liabilities	Various	n/a	9,173	8,902
Long-term debt and finance lease liabilities			$184,173	$258,902

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

The Company capitalized debt issuance costs of $3.4 million related to the Credit Agreement, which, combined with the remaining $0.5 million debt issuance costs in respect of that certain amended and restated credit agreement entered into on March 27, 2018, by and among the Company, Intermediate Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Former Credit Facility”), which remained outstanding as of the time of Intermediate Holdings’ entry into the Credit Agreement, were recorded to prepaid expenses and other current assets and other assets in the consolidated balance sheets and are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $21.5 million have been issued as of July 2, 2023 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.

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

As of July 2, 2023, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum.

As of July 2, 2023, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.

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

During the thirteen and twenty-six weeks ended July 2, 2023, the Company made no additional borrowings and made principal payments of $50.0 million and $75.0 million, respectively, resulting in total outstanding debt under the Credit Agreement of $175.0 million as of July 2, 2023. During 2022, the Company made no additional borrowings or principal payments, other than the net change of $62.5 million in the composition of the lending syndicate associated with a modification of the Company's revolving credit facility on March 25, 2022, resulting in total outstanding debt under the Credit Agreement of $250.0 million as of January 1, 2023.

Subsequent to July 2, 2023, the Company made a $25.0 million principal payment, resulting in total outstanding debt under the Credit Agreement of $150.0 million as of August 1, 2023.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of July 2, 2023.

5. Income Taxes

The Company’s effective tax rate decreased to 24.7% for the thirteen weeks ended July 2, 2023, compared to 26.1% for the thirteen weeks ended July 3, 2022. The decrease in the effective tax rate is primarily due to an increase in excess tax benefits associated with share-based payment awards.

The Company's effective tax rate decreased to 24.0% for the twenty-six weeks ended July 2, 2023 compared to 25.0% for the twenty-six weeks ended July 3, 2022. The decrease in the effective tax rate is primarily due to an increase in excess tax benefits associated with share-based payment awards. The income tax effect resulting from excess tax benefits of share-based payment awards were $3.0 million and $1.6 million for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.

The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate.

6. Related Party Transactions

During the thirteen and twenty-six weeks ended July 2, 2023, the Company did not have any material related party transactions.

On May 24, 2022, the Company appointed a new member to its board of directors who served as an executive officer of a company that is a supplier of nutrition bars and related products to the Company for resale. The director departed employment from this supplier on February 28, 2023. The cost of sales recognized from this supplier during the thirteen weeks ended July 3, 2022 was $1.3 million.

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

On November 20, 2020, CERT filed a notice of appeal to appeal the ruling on the defense motion for summary judgment. On October 26, 2022, the appellate court affirmed the trial court’s decision. In December 2022, CERT appealed this ruling to the Supreme Court of the State of California, which denied the petition for review in February 2023, concluding the matter.

8. Stockholders’ Equity

Share Repurchases

On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase program authorized by the Company’s board of directors and the related repurchase activity and available authorization as of July 2, 2023.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$336,470	$263,530

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Number of common shares acquired	1,437,932	2,397,671	4,476,343	3,878,858
Average price per common share acquired	$35.10	$27.26	$33.43	$28.63
Total cost of common shares acquired	$50,470	$65,356	$149,641	$111,071

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased during the thirteen and twenty-six weeks ended July 2, 2023 included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

Subsequent to July 2, 2023 and through the date of this filing, the Company repurchased an additional 0.2 million shares of common stock for $6.6 million.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic net income per share:
Net income	$67,334	$61,997	$143,494	$150,304
Weighted average shares outstanding	102,824	109,067	103,326	109,985
Basic net income per share	$0.65	$0.57	$1.39	$1.37
Diluted net income per share:
Net income	$67,334	$61,997	$143,494	$150,304
Weighted average shares outstanding - basic	102,824	109,067	103,326	109,985
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	303	294	353	320
RSUs	387	258	474	401
PSAs	—	—	87	56
Weighted average shares and equivalent shares outstanding	103,514	109,619	104,240	110,762
Diluted net income per share	$0.65	$0.57	$1.38	$1.36

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the thirteen weeks ended July 2, 2023, the Company had 0.4 million options and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended July 3, 2022, the Company had 0.6 million options, 0.5 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

For the twenty-six weeks ended July 2, 2023, the Company had 0.4 million options and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended July 3, 2022, the Company had 0.5 million options, 0.5 million RSUs, and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

10. Derivative Financial Instruments

The Company did not have any outstanding interest rate swap agreements as of July 2, 2023 and January 1, 2023.

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

The gain or loss on these derivative instruments was recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Consolidated Statements of Income Classification
Interest expense, net	$—	$1,066	$—	$2,534

11. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the twenty-six weeks ended July 3, 2022.

Cash Flow Hedges
Balance at January 2, 2022	$(3,758)
Other comprehensive income, net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $2,018	5,834
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($651)	(1,883)
Total other comprehensive income	3,951
Balance at July 3, 2022	$193

Amounts reclassified from accumulated other comprehensive income (loss) were included within interest expense, net on the consolidated statements of income.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Segments

The Company has one reportable and one operating segment.

In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended July 2, 2023 and July 3, 2022.

	Thirteen weeks ended
	July 2, 2023		July 3, 2022
Perishables	$971,249	57.4%	$936,273	58.7%
Non-Perishables	720,998	42.6%	659,209	41.3%
Net Sales	$1,692,247	100.0%	$1,595,482	100.0%

	Twenty-six weeks ended
	July 2, 2023		July 3, 2022
Perishables	$1,970,824	57.5%	$1,888,360	58.3%
Non-Perishables	1,454,733	42.5%	1,348,283	41.7%
Net Sales	$3,425,557	100.0%	$3,236,643	100.0%

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

Awards Granted under the 2022 Incentive Plan

During the twenty-six weeks ended July 2, 2023, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 14, 2023	491,729	172,059	221,085
May 1, 2023	2,931	—	—
June 7, 2023	1,271	—	—
Total	495,931	172,059	221,085
Weighted-average grant date fair value	$32.96	$32.95	$12.63
Weighted-average exercise price	$—	$—	$32.95

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of July 2, 2023, there were 975,236 stock awards outstanding and 5,778,129 shares remaining available for issuance under the 2022 Incentive Plan.

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

PSAs

PSAs granted in 2019 were subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2021 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2021 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2022). There were no outstanding 2019 PSAs as of July 2, 2023.

PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2022 EBT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2023). During the twenty-six weeks ended July 2, 2023, 268,699 of the 2020 PSAs vested. There were no outstanding 2020 PSAs as of July 2, 2023.

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

Share-based Compensation Expense

The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Share-based compensation expense	$5,609	$3,464	$9,461	$7,920

The following share-based awards were outstanding as of July 2, 2023 and July 3, 2022:

	As of
	July 2, 2023	July 3, 2022
	(in thousands)
Options
Vested	641	370
Unvested	475	1,053
RSUs	1,084	993
PSAs	471	460

As of July 2, 2023, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,395	1.9
RSUs	23,572	1.6
PSAs	6,477	1.8
Total unrecognized compensation expense at July 2, 2023	$34,444

During the twenty-six weeks ended July 2, 2023 and July 3, 2022, the Company received $7.2 million and $2.7 million, respectively, in cash proceeds from the exercise of options.

14. Goodwill

The Company’s goodwill balance was $381.8 million and $368.9 million as of July 2, 2023 and January 1, 2023, respectively. As of July 2, 2023 and January 1, 2023, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Sunflower Farmers Market, Henry’s Farmers Market and Ronald Cohn, Inc. For further details, see Note 16, "Business Combination".

A summary of the activity and balances in goodwill is as follows:

	Balance at January 1, 2023	Additions	Balance at July 2, 2023
Goodwill	$368,878	$12,873	$381,751

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. Store Closures

In February 2023, the Company's board of directors approved the closing of 11 stores during 2023. These stores, on average, were approximately 30% larger than the Company's current prototype format and were underperforming financially. The closure of these stores resulted in a charge of $27.8 million during the twenty-six weeks ended July 2, 2023 related to the impairment of leasehold improvements and right-of-use assets and is reflected in Store closure and other costs, net on the consolidated statements of income. The impairment charge represented the excess of the carrying value over the estimated fair value of each store's asset group. Accelerated depreciation on the closed stores' assets during the twenty-six weeks ended July 2, 2023 was $5.9 million, and is reflected in Depreciation and amortization on the consolidated statements of income. Severance expense was immaterial during the twenty-six weeks ended July 2, 2023, and no further severance expense is expected to be incurred.

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

The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires that the purchase price be allocated to the assets and liabilities acquired based on their estimated fair values as of the acquisition date. Acquisition-related costs were immaterial and were expensed as incurred. The financial results of the acquired stores have been included in the Company’s consolidated financial statements from the date of acquisition. The acquired stores' results of operations were not material to the Company's consolidated results during the thirteen and twenty-six weeks ended July 2, 2023.

The net purchase price was initially allocated to the net tangible assets of ($4.9) million and a reacquired right intangible asset of $23.1 million based on their preliminary fair values on the acquisition date. The remaining unallocated net purchase price of $12.9 million was recorded as goodwill. Goodwill represents the future economic benefits to the Company from the acquisition, which include the Company's ability to fully control the Sprouts Farmers Market brand by termination of the legacy trademark license agreement and allowing further expansion opportunities in Southern California. The goodwill is not expected to be deductible for tax purposes. There have been no material changes to the purchase price allocation originally recorded in the first quarter of 2023. The provisional fair value estimates are subject to adjustment as additional information is obtained within the measurement period, which may not exceed twelve months from the acquisition date.

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

Business Overview

Sprouts Farmers Market offers a unique food specialty retail experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. Headquartered in Phoenix with 391 stores in 23 states as of July 2, 2023, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

Our Heritage

In 2002, we opened the first Sprouts Farmers Market store in Chandler, Arizona. From our founding in 2002 through July 2, 2023, we have grown rapidly, significantly increasing our sales, store count and profitability, including successfully rebranding 43 Henry’s Farmers Market and 39 Sunflower Farmers Market stores added in 2011 and 2012, respectively, to the Sprouts banner through acquisitions. These three businesses all trace their lineage back to Henry’s Farmers Market and were built with similar store formats and operations including a strong emphasis on value, produce and service in smaller, convenient locations.

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
•
Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. We have opened 26 stores and remodeled one store featuring our new format through July 2, 2023. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of at least 10% annual unit growth beginning in 2024.
•
Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. With the opening of two fresh distribution centers in 2021 and the relocation of our Southern California distribution center in 2023, we now have more than 85% of our stores within 250 miles of a distribution center.

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

Recent Developments

In February 2023 as part of our real estate portfolio review, we determined to close 11 stores during 2023. These stores, on average, were approximately 30% larger than our current prototype format and were underperforming financially. See Note 15, “Store Closures” of our unaudited consolidated financial statements for additional information regarding these store closures.

Results of Operations for Thirteen Weeks Ended July 2, 2023 and July 3, 2022

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	July 2, 2023	July 3, 2022
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,692,247	$1,595,482
Cost of sales	1,066,275	1,015,125
Gross profit	625,972	580,357
Selling, general and administrative expenses	497,965	462,110
Depreciation and amortization (exclusive of depreciation included in cost of sales)	33,964	31,244
Store closure and other costs, net	2,427	493
Income from operations	91,616	86,510
Interest expense, net	2,140	2,658
Income before income taxes	89,476	83,852
Income tax provision	22,142	21,855
Net income	$67,334	$61,997

Weighted average shares outstanding - basic	102,824	109,067
Diluted effect of equity-based awards	690	552
Weighted average shares and equivalent shares outstanding - diluted	103,514	109,619
Diluted net income per share	$0.65	$0.57

	Thirteen weeks ended
	July 2, 2023	July 3, 2022
Other Operating Data:
Comparable store sales growth	3.2%	2.0%
Stores at beginning of period	395	379
Closed	(10)	(3)
Opened	6	2
Stores at end of period	391	378

Comparison of Thirteen Weeks Ended July 2, 2023 to Thirteen Weeks Ended

July 3, 2022

Net sales

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Net sales	$1,692,247	$1,595,482	$96,765	6%
Comparable store sales growth	3.2%	2.0%

Net sales during the thirteen weeks ended July 2, 2023 totaled $1.7 billion, an increase of $96.8 million, or 6%, compared to the thirteen weeks ended July 3, 2022. The sales increase was driven by sales from new stores opened in the last twelve months and a 3.2% increase in comparable store sales, which were driven by positive traffic and a slight increase in basket value due to retail price inflation partially offset by a slight decrease in the number of items per basket and the impact of store closures. See "Impact of Inflation and Deflation". Comparable stores contributed approximately 96% of total sales for the thirteen weeks ended July 2, 2023 and approximately 97% of total sales for the thirteen weeks ended July 3, 2022.

Cost of sales and gross profit

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Net sales	$1,692,247	$1,595,482	$96,765	6%
Cost of sales	1,066,275	1,015,125	51,150	5%
Gross profit	625,972	580,357	45,615	8%
Gross margin	37.0%	36.4%	0.6%

Gross profit totaled $626.0 million during the thirteen weeks ended July 2, 2023, an increase of $45.6 million, or 8%, compared to the thirteen weeks ended July 3, 2022, driven by increased sales volume. Gross margin increased by 0.6% to 37.0% for the thirteen weeks ended July 2, 2023, compared to 36.4% for the thirteen weeks ended July 3, 2022. The increase was a result of continued promotional optimization and favorable product mix.

Selling, general and administrative expenses

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Selling, general and administrative expenses	$497,965	$462,110	$35,855	8%
Percentage of net sales	29.4%	29.0%	0.4%

Selling, general and administrative expenses increased $35.9 million, or 8%, compared to the thirteen weeks ended July 3, 2022. The increase is primarily due to the net increase in new stores opened since the prior year, higher wages and incentive compensation costs, and higher ecommerce costs resulting from an increase in ecommerce sales.

Depreciation and amortization

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Depreciation and amortization	$33,964	$31,244	$2,720	9%
Percentage of net sales	2.0%	2.0%	0.0%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $34.0 million for the thirteen weeks ended July 2, 2023, compared to $31.2 million for the thirteen weeks ended July 3, 2022. Depreciation and amortization primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores. Depreciation and amortization for the thirteen weeks ended July 2, 2023 was inclusive of $1.9 million in accelerated depreciation in connection with the closing of certain underperforming stores during 2023. See Note 15, “Store Closures” of our unaudited consolidated financial statements.

Store closure and other costs, net

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Store closure and other costs, net	$2,427	$493	$1,934	392%
Percentage of net sales	0.1%	0.0%	0.1%

Store closure and other costs, net for the thirteen weeks ended July 2, 2023 of $2.4 million and for the thirteen weeks ended July 3, 2022 of $0.5 million was primarily related to ongoing activity associated with our closed store locations. See Note 15, “Store Closures” of our unaudited consolidated financial statements.

Interest expense, net

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Long-term debt	$3,318	$1,345	$1,973	147%
Finance leases	207	215	(8)	(4)%
Deferred financing costs	193	193	—	0%
Interest rate hedge and other	(1,578)	905	(2,483)	(274)%
Total interest expense, net	$2,140	$2,658	$(518)	(19)%

Interest expense, net decreased to $2.1 million for the thirteen weeks ended July 2, 2023, compared to $2.7 million for the thirteen weeks ended July 3, 2022 primarily due to higher interest income earned as a result of higher average interest rates. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	July 2, 2023	July 3, 2022
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	4.9%
Enhanced charitable contributions	(1.2)%	(1.0)%
Federal credits	(0.4)%	(0.4)%
Share-based payment awards	(0.5)%	(0.1)%
Other, net	0.8%	1.7%
Effective tax rate	24.7%	26.1%

The effective tax rate decreased to 24.7% for the thirteen weeks ended July 2, 2023 from 26.1% for the thirteen weeks ended July 3, 2022. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits associated with share-based payment awards.

Net income

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Net income	$67,334	$61,997	$5,337	9%
Percentage of net sales	4.0%	3.9%	0.1%

Net income increased $5.3 million primarily due to higher sales and favorable margin impact, partially offset by higher selling, general and administrative expenses for the reasons discussed above.

Diluted earnings per share

	Thirteen weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Diluted earnings per share	$0.65	$0.57	$0.08	14%
Diluted weighted average shares outstanding	103,514	109,619	(6,105)

The increase in diluted earnings per share of $0.08 was driven by higher net income in addition to fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

Results of Operations for Twenty-Six Weeks Ended July 2, 2023 and July 3, 2022

The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$3,425,557	$3,236,643
Cost of sales	2,149,523	2,044,538
Gross profit	1,276,034	1,192,105
Selling, general and administrative expenses	984,160	922,020
Depreciation and amortization (exclusive of depreciation included in cost of sales)	68,032	63,064
Store closure and other costs, net	30,704	870
Income from operations	193,138	206,151
Interest expense, net	4,360	5,697
Income before income taxes	188,778	200,454
Income tax provision	45,284	50,150
Net income	$143,494	$150,304

Weighted average shares outstanding - basic	103,326	109,985
Diluted effect of equity-based awards	914	777
Weighted average shares and equivalent shares outstanding - diluted	104,240	110,762
Diluted net income per share	$1.38	$1.36

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022
Other Operating Data:
Comparable store sales growth	3.2%	1.8%
Stores at beginning of period	386	374
Closed	(11)	(4)
Opened	14	8
Acquired	2	—
Stores at end of period	391	378

Comparison of Twenty-Six Weeks Ended July 2, 2023 to Twenty-Six Weeks Ended July 3, 2022

Net Sales

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Net sales	$3,425,557	$3,236,643	$188,914	6%
Comparable store sales growth	3.2%	1.8%

Net sales during the twenty-six weeks ended July 2, 2023 totaled $3.4 billion, an increase of $188.9 million, or 6%, over the same period of the prior fiscal year. The sales increase was primarily due to a 3.2% increase in comparable store sales resulting from an increase in basket value due to retail price inflation partially offset by a slight reduction in the number of items per basket and the impact of store closures, as well as sales from new stores opened in the last twelve months. See "Impact of Inflation and Deflation". Comparable stores contributed approximately 96% of total sales for the twenty-six weeks ended July 2, 2023 and approximately 98% for the twenty-six weeks ended July 3, 2022.

Cost of sales and gross profit

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Net sales	$3,425,557	$3,236,643	$188,914	6%
Cost of sales	2,149,523	2,044,538	104,985	5%
Gross profit	1,276,034	1,192,105	83,929	7%
Gross margin	37.3%	36.8%	0.5%

Gross profit totaled $1.3 billion during the twenty-six weeks ended July 2, 2023, an increase of $83.9 million, or 7%, compared to the twenty-six weeks ended July 3, 2022, driven by increased sales volume. Gross margin increased to 37.3% for the twenty-six weeks ended July 2, 2023, compared to 36.8% for the twenty-six weeks ended July 3, 2022, due to favorable product mix and continued promotional optimization.

Selling, general and administrative expenses

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Selling, general and administrative expenses	$984,160	$922,020	$62,140	7%
Percentage of net sales	28.7%	28.5%	0.2%

Selling, general and administrative expenses increased $62.1 million, or 7%, compared to the twenty-six weeks ended July 3, 2022. The increase was primarily driven by the net increase in new stores opened since the prior year period and higher payroll costs, as well as higher ecommerce costs resulting from an increase in ecommerce sales compared to the prior year.

Depreciation and amortization

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Depreciation and amortization	$68,032	$63,064	$4,968	8%
Percentage of net sales	2.0%	1.9%	0.1%

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $68.0 million for the twenty-six weeks ended July 2, 2023, compared to $63.1 million for the twenty-six weeks ended July 3, 2022. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment. Depreciation and amortization for the twenty-six weeks ended July 2, 2023 was inclusive of $5.9 million in accelerated depreciation in connection with the closing of certain underperforming stores during 2023. See Note 15, “Store Closures” of our unaudited consolidated financial statements.

Store closure and other costs, net

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Store closure and other costs, net	$30,704	$870	$29,834	3429%
Percentage of net sales	0.9%	0.0%	0.9%

Store closure and other costs, net increased $29.8 million to $30.7 million, compared to $0.9 million for the twenty-six weeks ended July 3, 2022. Store closure and other costs, net during the twenty-six weeks ended July 2, 2023 primarily consisted of $27.8 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets and other costs incurred in association with the closing of 11 underperforming stores. Store closure and other costs, net during the twenty-six weeks ended July 3, 2022 was primarily related to costs associated with the closing of four stores in the prior year. See Note 15, “Store Closures” of our unaudited consolidated financial statements.

Interest expense, net

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Long-term debt	$6,800	$2,499	$4,301	172%
Finance leases	412	437	(25)	(6)%
Deferred financing costs	386	416	(30)	(7)%
Interest rate hedge and other	(3,238)	2,345	(5,583)	(238)%
Total interest expense, net	$4,360	$5,697	$(1,337)	(23)%

Interest expense, net decreased to $4.4 million for the twenty-six weeks ended July 2, 2023, compared to $5.7 million for the twenty-six weeks ended July 3, 2022 primarily due to higher interest income earned as a result of higher interest rates and lower credit facility fees. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	4.9%
Enhanced charitable contributions	(1.2)%	(1.0)%
Federal Credits	(0.4)%	(0.4)%
Share-based payment awards	(1.6)%	(0.8)%
Other, net	1.2%	1.3%
Effective tax rate	24.0%	25.0%

The effective tax rate decreased to 24.0% for the twenty-six weeks ended July 2, 2023 from 25.0% in the same period last year. The decrease in the effective tax rate is primarily due to an increase in excess tax benefits associated with share-based payment awards.

Net income

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Net income	$143,494	$150,304	$(6,810)	(5)%
Percentage of net sales	4.2%	4.6%	(0.4)%

Net income decreased $6.8 million primarily due to higher store closure and other costs and selling, general and administrative expenses for the reasons discussed above, partially offset by higher sales and gross profit.

Diluted earnings per share

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change	% Change
Diluted earnings per share	$1.38	$1.36	$0.02	1%
Diluted weighted average shares outstanding	104,240	110,762	(6,522)

The increase in diluted earnings per share of $0.02 was driven by fewer diluted shares outstanding compared to the prior year due primarily to the share repurchase program, partially offset by lower net income.

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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	July 2, 2023	July 3, 2022
	(dollars in thousands)
Net income (1)	$254,355	$250,399
Special items, net of tax (2), (3)	32,492	—
Interest expense, net of tax (3)	5,800	8,639
Net operating profit after tax (NOPAT)	$292,647	$259,038

Total rent expense, net of tax (3)	162,916	152,902
Estimated depreciation on operating leases, net of tax (3)	(92,339)	(90,084)
Estimated interest on operating leases, net of tax (3), (4)	70,577	62,818
NOPAT, including effect of operating leases	$363,224	$321,856

Average working capital	271,139	238,717
Average property and equipment	712,167	704,101
Average other assets	582,423	569,054
Average other liabilities	(98,788)	(99,049)
Average invested capital	$1,466,941	$1,412,823

Average operating leases (5)	1,321,289	1,242,722
Average invested capital, including operating leases	$2,788,230	$2,655,545

ROIC, including operating leases	13.0%	12.1%

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Twenty-six weeks ended
	July 2, 2023	July 3, 2022
Cash, cash equivalents and restricted cash at end of period	$261,658	$290,750
Cash flows from operating activities	$294,781	$208,963
Cash flows used in investing activities	$(111,725)	$(53,098)
Cash flows used in financing activities	$(216,590)	$(112,119)

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

Operating Activities

Cash flows from operating activities increased $85.8 million to $294.8 million for the twenty-six weeks ended July 2, 2023 compared to $209.0 million for the twenty-six weeks ended July 3, 2022. The increase in cash flows from operating activities was primarily a result of changes in working capital and higher net income adjusted for non-cash items.

Cash flows provided by/(used in) operating activities from changes in working capital were $53.2 million in the twenty-six weeks ended July 2, 2023 compared to ($6.9 million) in the twenty-six weeks ended July 3, 2022. The increase was driven by prepaid expenses and other current assets, inventories and accrued liabilities.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $111.7 million and $53.1 million, for the twenty-six weeks ended July 2, 2023 and July 3, 2022, respectively.

We expect capital expenditures to be in the range of $190 - $210 million in 2023, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities

Cash flows used in financing activities were $216.6 million for the twenty-six weeks ended July 2, 2023 compared to $112.1 million for the twenty-six weeks ended July 3, 2022. During the twenty-six weeks ended July 2, 2023, cash flows used in financing activities primarily consisted of $148.3 million for stock repurchases and $75.0 million in payments on our Credit Agreement, partially offset by $7.2 million in proceeds from the exercise of stock options.

During the twenty-six weeks ended July 3, 2022, cash flows used in financing activities primarily consisted of $111.1 million for stock repurchases and $3.4 million in debt issuance costs in connection with our Credit Agreement, partially offset by $2.7 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities

Long-term debt outstanding was $175.0 million as of July 2, 2023 and $250.0 million as of January 1, 2023.

See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of July 2, 2023.

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$336,470	$263,530

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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Number of common shares acquired	1,437,932	2,397,671	4,476,343	3,878,858
Average price per common share acquired	$35.10	$27.26	$33.43	$28.63
Total cost of common shares acquired	$50,470	$65,356	$149,641	$111,071

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased during the thirteen and twenty-six weeks ended July 2, 2023 included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

Subsequent to July 2, 2023 and through the date of this filing, we repurchased an additional 0.2 million shares of common stock for $6.6 million.

Contractual Obligations

Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. There have been no material changes outside the normal course of business as of July 2, 2023 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of July 2, 2023 and interest rates in effect at the time of this filing, are estimated to be approximately $35.4 million, with $11.0 million payable within 12 months.

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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and twenty-six weeks ended July 2, 2023. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $175.0 million principal outstanding under our Credit Agreement as of July 2, 2023, each hundred basis point change in SOFR would result in a change in interest expense by $1.8 million annually.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of July 2, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended July 2, 2023, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended July 2, 2023.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 3, 2023 - April 30, 2023	445,907	$34.09	445,907	$298,328,000
May 1, 2023 - May 28, 2023	425,039	$36.11	425,039	$282,979,000
May 29, 2023 - July 2, 2023	566,986	$34.30	566,986	$263,530,000
Total	1,437,932		1,437,932
(1)
Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2023.
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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

On June 8, 2023, Stacy Hilgendorf, our Vice President - Controller and Principal Accounting Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). The Rule 10b5-1 Trading Plan provides for the sale of up to 6,626 shares of the Company's common stock beginning September 7, 2023 through September 6, 2024.

During the second quarter of 2023, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

SPROUTS FARMERS MARKET, INC.

Date: August 1, 2023	By:	/s/ Lawrence P. Molloy
	Name:	Lawrence P. Molloy
	Title:	Chief Financial Officer
(Principal Financial Officer)