Form 10-K
period 2023-12-31
Sprouts Farmers Market, Inc.
filed 2024-02-22
CIK 1575515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $3,732,015,340, based on the last reported sale price of such stock as reported on The Nasdaq Global Select Market on such date.

As of February 20, 2024, there were 101,211,984 outstanding shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

PART I

Item 1. Business

Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 407 stores in 23 states as of December 31, 2023, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

Our Growth Strategy

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
•
Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through 2023, we have opened 42 new stores and remodeled one store featuring our new format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•
Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. Following the opening of two fresh distribution centers in fiscal 2021 and the relocation of our Southern California distribution center, closure of our Georgia distribution center and partnership with a third-party fresh distribution center in the Northeast in fiscal 2023, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of December 31, 2023.
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

MEAT/SEAFOOD
DELI
BAKERY
INNOVATION
FLORAL
PRODUCE
ENTRANCE
PRODUCE
GROCERY
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
•
Team Members. Our stores are typically staffed with 75 to 100 full and part-time team members. We strive to create a strong and unified company culture and develop team members throughout the entire organization, and we take pride in assisting our store teams through our store support office and regional teams. We have prioritized making investments in training development that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers. We also support leadership and career opportunities for our team members at Sprouts. We believe our team members contribute to our consistently high service standards and that this helps us successfully open and operate our stores.

Our Product Offering

We are a specialty natural and organic food retailer offering a unique shopping experience for our customers. To offer the right assortment of healthy alternatives and good-for-you options, we curate our product mix to differentiated fresh, natural and organic foods and healthier options throughout all of our departments, with innovative products that feature lifestyle friendly ingredients.

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

	2023	2022	2021
Perishables	57.3%	58.0%	57.7%
Non-Perishables	42.7%	42.0%	42.3%

Departments

While we focus on providing an abundant and affordable offering of natural and organic produce, our stores also include the following departments that enable customers to have a full grocery shopping experience: packaged groceries, meat and meat alternatives, seafood, deli, vitamins and supplements, dairy and dairy alternatives, bulk items, baked goods, frozen foods, natural health and body care, and beer and wine. Our departments reflect our unique selling proposition featuring intentional curation of responsibly and locally sourced products. We believe each of our departments provides high-quality, differentiated and value-oriented offerings for our customers which we continuously refine with our customer preferences in mind.

Sprouts Brand

We have been expanding the breadth of our Sprouts branded products over the last several years and have a dedicated product development team focused on continuing this growth. We sell a broad assortment of products that are differentiated and fun to explore, offer incredible taste, quality, value and experience, and are only available at Sprouts. We started a program in 2022 to update and redesign all Sprouts branded products, and we are expecting to complete this in 2024. We are seeing positive impact in terms of sales and recognition from the new design. The Sprouts Brand program accounted for just over 20% of our revenue in fiscal 2023. We believe our Sprouts Brand products build and enhance the overall Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience for products only available at our stores.

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

In 2023, we launched approximately 7,100 new products. We feature thousands of responsibly sourced products with certifications and attributes that are desired by our target customer base, including organic, paleo, keto, plant-based, non-GMO, fair trade, gluten-free, vegan, grass-fed, raw and humane certified. We will continue to offer a treasure hunt experience for our customers by sourcing new, innovative and differentiated offerings into every department of our stores.

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

As a pillar of our long-term growth strategy, we expect to create an advantaged supply chain and aspire to locate our distribution centers within 250 miles of the majority of our stores. We currently have six produce distribution centers, with two located in California and one located in each of Arizona, Texas, Colorado and Florida. In, 2023, we entered into a partnership with a third-party produce distributor in Pennsylvania to supply fresh produce to our Mid-Atlantic stores. As of December 31, 2023, approximately 80% of our stores were within 250 miles of a distribution center. The increased proximity of our distribution centers to our stores has allowed us to deliver on our fresh commitment to our customers, by sourcing more products from local farmers and improving efficiencies in our distribution process.

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

KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 47%, 45% and 44% of our total purchases in fiscal 2023, 2022, and 2021, respectively. Another 3% of our total purchases in each of fiscal 2023, 2022 and 2021 were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”). Our primary supplier of meat and seafood accounted for approximately 14% of our total purchases in fiscal 2023 and 13% of our total purchases in each of fiscal 2022 and 2021. See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising

Pricing

As a farmers market style store, we emphasize competitive prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers, particularly in certain categories such as produce. We position our prices with everyday value for our customers within our margin structure, with regular promotions that drive traffic and trial. Our Sprouts Brand products offer entry-level price points in certain categories, but also focus on innovation, treasure hunt experience, wellness or health benefits and quality.

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

We believe our story telling through digital media will reach more customers than our prior approach utilizing weekly paper flyers, which we largely discontinued. During 2023, we garnered more than 20 million weekly digital flyer views, demonstrating that our leverage of digital media to reach customers and share what is new and unique at Sprouts resonates with the habits of today’s shoppers. We experienced an 8% increase in email subscribers in 2023 compared to 2022. Additionally, digital, streaming and radio ads reached shoppers with 14 billion impressions, and through our influencer efforts, we ended the year with 26.1 million followers across all social platforms. Leveraging digital communications targeted to specific geographic areas also provides us with greater flexibility to offer different promotions and respond to local competitive activity and allows us to make our customers aware of what is new and different in our stores in real time.

Sprouts continues to educate and reach shoppers through social partnerships, special content and sponsorships. Among our 2023 highlights:

•
We continued our long-term commitment to and investment in collegiate women’s athletics through partnerships with the Big 12 and Pac 12 conferences along with supporting 50 individual Name, Image and Likeness ("NIL") deals with female athletes from multiple schools from both conferences, becoming the first grocery retailer to make such a commitment.
•
In conjunction with our partnerships with the Big 12 and Pac 12 conferences, as well as individual agreements with Arizona State University, University of California, Los Angeles, University of Southern California and University of Texas, Sprouts expanded our NIL portfolio by 20 athletes, thus having 104 deals to date, 98 of which are with female athletes.
•
Sprouts continued its first ever back-of-jersey sponsorship with the Angel City Football Club in 2023, leading to almost 80 million impressions across multiple platforms. As a portion of the partnership, funds are allocated to support local causes that provide fresh food access and further children’s nutrition education throughout Los Angeles. In 2023, Sprouts donated more than 49,000 pounds of produce and over 400 collective service hours into the local Los Angeles community.

We have developed and maintain the Sprouts app on which we include digital coupons and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers, highlight our product offerings and offer special deals. Our website and app also feature online ordering for delivery and pickup. We offer home deliveries from our stores through delivery service providers, including Instacart, DoorDash and UberEats in all of our markets nationwide. We will continue to explore mobile and digital opportunities to further connect with our customers and leverage data for better customer insights.

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

Environmental, Social and Governance

Central to our identity is a genuine commitment to social and environmental responsibility. We care deeply about the health and well-being of our customers, team members, communities and our planet. We work collaboratively with our supply chain partners, community organizations, and industry experts to understand our material impacts and prioritize where we direct our environmental, social and governance ("ESG") efforts to maximize our influence. Through this materiality review with internal and external stakeholders, our efforts are focused on sustainable and responsible sourcing, plastics and packaging reduction and carbon emission reduction.

Our 2023 ESG highlights included:

•
27% of total sales from organic products;
•
22% increase in less carbon intensive plant-based product sales from 2022;
•
Recovered more than 90% of food waste generated, and donated the equivalent of 29 million meals to local food banks; and
•
Removed single-use plastic and paper grocery bags at nearly all locations.

Based on our ESG accomplishments, we received a rating of AAA in the 2023 MSCI ESG Ratings assessment. The AAA rating represents the highest on the scale and signifies a company leading its industry in managing the most significant ESG risks and opportunities. For more information on our ESG efforts and reporting, including our most recent ESG reports, please visit: sprouts.com/about/sustainability/. The information contained on or accessible through our website and in our ESG reports is not incorporated by reference into this Annual Report on Form 10-K.

The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on promoting nutrition education and increasing access to fresh, nutritious food in communities where Sprouts operates. Since the Foundation’s inception, it has awarded approximately $20.7 million in donations to more than 480 nonprofit organizations and hosted an estimated 335 volunteer service projects.

Our Foundation's 2023 highlights included:

•
Invested over $2.4 million into programs to provide an estimated three million students with school garden and nutrition education programming;

•
Hosted over 65 volunteer events with team members who donated 5,500 service hours;
•
Awarded $1.4 million in high-impact capacity grants to empower nonprofit organizations to expand their program operations; and
•
United over 600 volunteers for its 24 Gardens Grant program service days, during which Sprouts team members, families and staff from the 24 Gardens Grant schools built or refreshed 24 learning gardens. An estimated 12,000 students will receive hands-on instruction this school year in these gardens.

For more information on our Foundation, please visit: sprouts.com/about/sprouts-foundation/.

Human Capital Management

At Sprouts, our culture is rooted in our values of “Care”, “Own it”, and “Love Being Different”. We remain focused on improving the health of the communities we serve. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates and retaining team members that have a love of food, pride themselves on service excellence, and share our purpose driven culture. We build on our targeted recruitment efforts with robust training on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every store. As of December 31, 2023, we had approximately 32,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.

2023 Highlights. We are proud of the following achievements during the year:

•
We continue to cascade our three core values to intentionally shape our culture and act as a lens to guide the decisions we make. The values will inform our behaviors and actions to create a sense of inclusion and belonging.
•
We engaged in leadership development sessions across the organization with a focus on behaviors aligned to our values.
•
As one of the fastest growing specialty retailers of fresh, natural and organic food in the country, we created approximately 3,000 new jobs in 2023 through new store openings.
•
Additionally, we promoted over 6,600 team members and filled 64% of store manager positions with internal candidates.
•
Team members saved approximately $21.2 million through store discounts.
•
We awarded 50 scholarships to team members and dependents in 2023. Since the scholarship program’s inception, we have awarded more than $1.8 million in scholarships.

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

•
All team members over 18 can enroll in our 401(k) plan on the first of the month following three months of service, and we offer a contribution matching program.
•
We offer a paid sick time policy for all team members and offer generous leave programs.
•
All hourly team members are eligible for semi-annual reviews and merit increases.
•
We offer team members the opportunity to participate in the Western Association of Food Chains’ Retail Management Certificate Program that provides the core skills and knowledge to move into a management role in the retail industry. During 2023, 31 Sprouts team members enrolled in this program, and 20 team members graduated from the program.
•
We participated in the McKinsey Connected Leaders Academy, for the third year, engaging high performing leaders in programs designed to develop diverse leaders at Sprouts. We had 33 participants in 2023, which included leaders participating in Hispanic, Black & Asian Executive level and Manager level programs.
•
We offer The Henry Boney Memorial Scholarship, which is designed to offer team members or their dependents a $2,000 scholarship to achieve their college dreams.
•
We also embarked on mentor circles offered as a program created and executed by our Inspiring Women at Sprouts team member resource group.
•
All Sprouts team members can save at our stores, with a 15% Work Perk Discount. This year we offered a 30% discount to all team members over the course of five days aligned with our holiday celebrations. We also offered team members an additional three days with a 25% discount.

Education, Training and Safety. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 32,000 team members. To grow the next generation of leaders at Sprouts, we have developed a Leadership Training Model to on-board store managers new to Sprouts. In 2023, we had 36 Leadership graduates totaling more than 17,000 hours in training. We introduced a college fast-track program in stores in 2022 to train college graduates for assistant store management roles, with 18 graduates in the program. In addition, we reimagined our Assistant Store Manager training program to accelerate internal promotions. The first cohort supported 31 team members. Our store team members completed over 815,000 hours of in-store training in 2023.

We are committed to maintaining a safe environment for our team members and customers. Our stores implement various programs to reduce and eliminate hazards, resulting in a safer workplace and improved shopping experience. In 2023, our stores reported a 4% reduction in worker compensation claims and a 5% reduction in general liability claims over the prior year.

Diversity and Inclusion. We pride ourselves on supporting an inclusive, respectful, and caring culture throughout our organization. In 2023, approximately 51% of our team members were female and approximately 49% of our team members were ethnically diverse, which we believe to be in-line or slightly better than our grocery peers. Further, of our promotions across all store roles, 54% were awarded to female team members and 47% were awarded to ethnically diverse team members. We conduct formal talent review and succession planning to identify top talent and intentionally make hiring and promotional decisions that consider inclusion of team members from underrepresented backgrounds. In 2021, Sprouts launched its first team member resource group "Inspiring Women at Sprouts" to continue to build a culture of inclusion and belonging. In 2022, we launched three additional team member resource groups representing affinity team members and allies: “Sabor” our Hispanic & Latin resource group, “Soul” our Black/African American resource group and “Rainbow Alliance” our LBGTQIA+ resource group.

Growing Our Business

As part of our long-term growth plan, we plan to expand our store base with approximately 10% annual unit growth. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway for us to achieve our growth target.

We intend to continue to focus our growth on areas where we have a large concentration of stores, such as California and Texas, while building out our newer markets, such as Florida, Georgia and the Mid-Atlantic region, to achieve a larger concentration of stores. We have opened 30, 16 and 12 new stores in fiscal 2023, 2022 and 2021, respectively. We expect to continue to expand our store base with approximately 35 store openings planned for fiscal 2024, all of which will be in our new format. See “Item 2. Properties” for additional information with respect to our store closures in 2023.

The below diagram shows our store footprint, by state, as of December 31, 2023.

WA 3
CA 139
NV 16
UT 5
CO 33
KS 4
MO 3
AZ 45
NM 9
OK 11
TX 50
LA 1
TN 7
AL 3
GA 16
SC 1
NC 6
VA 2
PA 2
NJ 2
DE 1
MD 5
FL 43

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

Our competitors primarily include other specialty food retailers such as Whole Foods, Trader Joe’s, and smaller local or regional operators, conventional supermarkets such as Kroger, Albertsons, Safeway, H-E-B and Publix, as well as mass or discount retailers such as Target and Walmart, warehouse membership clubs, online retailers such as Amazon, specialty stores, restaurants, home delivery and meal solution companies, and any other outlets offering food and similar products as those found in our stores. We believe Sprouts offers consumers a compelling value and differentiated products relative to our competitors and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of attribute-driven products along with exceptional customer engagement.

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

Information Technology Systems

We have made significant investments in Information Technology infrastructure and business systems, including enterprise data management, business intelligence, labor management, purchasing, store replenishment, demand forecasting, financial and reporting systems, and in-store technologies. Recent investments focus on solutions to increase operational productivity, optimize our labor, maintain our in-stock positions, forecast our customer demand, automate our supply chain, and enhance the customer’s experience in-store and online, while maintaining our high quality and value proposition. We will continue making investments in our current Information Technology infrastructure to support our growth while evaluating how new and emerging technologies can increase efficiencies to our operations and improve customer engagement. Our stores operate under one integrated Information Technology platform which facilitates agility and scalability to support our current and future store growth. In addition, we continue our focused efforts on limiting risk of cyber-security incidents by investing in IT security technology tools, resources, penetration assessments, third-party security audits and employee training.

Regulatory Compliance

Our stores and online retail operations are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health, sanitation and food safety standards, food labeling, equal employment, minimum wages, data privacy, environmental protection, licensing for the manufacture, preparation and sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages, and cannabidiol (“CBD”) products. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products by us and our vendors are subject to regulation by various state and federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”) and the Environmental Protection Agency (“EPA”).

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

Congress amended the FDCA through passage of the Food Safety Modernization Act (“FSMA”), which greatly expanded FDA’s regulatory oversight over all actors in the food product supply chain. FDA regulations mandate participation in USDA's Hazard Analysis and Critical Control Points (“HACCP”) program or FDA's Hazard Analysis and Risk-Based Prevention Controls (“HARPC”) program, as applicable, which require that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.

The FDA and FSIS also exercise broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts labeling, ingredient statement, and allergen disclosures. The agencies also regulate the use of structure/function claims, health claims and nutrient content claims for food products. Additional in-store labeling requirements, such as disclosure of calories and other nutrient information for frequently sold items are now in effect. In addition, various nutrition initiatives that will impact many actors in our supply chain, such as the elimination of certain partially hydrogenated oils and brominated vegetable oil went into effect in 2023.

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

Cosmetics. The FDA has comprehensive authority to regulate cosmetics under the FDCA and the Fair Packaging and Labeling Act (“FPLA”). No cosmetic product labeling or marketing may advertise any therapeutic use, such as treating or preventing disease, or claim to affect the structure or function of the body. The Modernization of Cosmetics Regulation Act of 2022 (MoCRA), which was enacted in December 2022, creates a comprehensive regulatory framework that imposes new FDA registration and listing requirements, adverse event reporting obligations, labeling rules, enforcement authority, and good manufacturing practices (GMP) requirements, among other regulatory obligations, on cosmetic manufacturers, packers or distributors of cosmetic products whose name appears on the label of the product.

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

In addition, prolonged inflation or deflation can impact our business. Food inflation, such as the elevated levels we experienced beginning in 2022 and continuing into 2023, when combined with reduced consumer spending, could also reduce sales, gross profit margins and comparable store sales. As a result, our operating results and financial condition could be materially adversely affected. Food deflation across multiple categories, particularly in produce and proteins, could also reduce sales growth and earnings if our competitors react by lowering their retail pricing and expanding their promotional activities, which can lead to retail deflation higher than cost deflation that could reduce our sales, gross profit margins and comparable store sales.

Our failure to compete successfully in our competitive industry may adversely affect our revenues and profitability.

We operate in the competitive retail food industry. Our competitors include specialty grocers, conventional supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily differentiated product selection, quality, convenience, shopping experience, customer engagement, store format, location, price and delivery options. Our failure to offer products or services that appeal to our customers’ preferences or to effectively market these products or services could lead to a decrease in our sales. To the extent that our competitors offer lower prices or similar products, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to perishable, prepared and specialty foods, including fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores or expand delivery options within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in customer traffic and market share, reduction in margin from competitive price changes or greater operating costs.

We rely heavily on sales of fresh produce and quality fresh, natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 19% and 20% of our net sales in fiscal 2023 and 2022, respectively. Despite temporary challenges related to the COVID-19 pandemic, we have generally not experienced significant difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards. However, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products and the ability of our vendors to maintain required attributes or organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions, including the potential effects of climate change, any of which can lower crop yields and reduce crop size and quality. This could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.

In addition, we and our suppliers compete with other food retailers in the procurement of fresh, natural and organic products, and other specialty, attribute-driven products which are often less available than conventional products. If our competitors significantly increase these types of product offerings due to increases in consumer demand or otherwise, we and our suppliers may not be able to obtain a sufficient supply of such products on favorable terms, or at all, and our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We could also suffer significant inventory losses in the event of disruption of our supply chain network or extended power outages or other damaging events in our stores or distribution centers. If we are unable to maintain inventory levels suitable for our business needs, it would materially adversely affect our financial condition, results of operations and cash flows.

The current geographic concentration of our stores creates an exposure to local or regional downturns or catastrophic occurrences and the impact of climate change.

As of December 31, 2023, we operated 139 stores in California, making California our largest market representing 34% of our total stores in fiscal 2023. We also have store concentration in Texas, Arizona, Florida and Colorado, operating 50, 45, 43 and 33 stores in those states, respectively, and representing 12%, 11%, 11% and 8% of our total stores in fiscal 2023, respectively. As we execute our long-term growth strategy, we may become even more concentrated in these markets, as well as other identified expansion markets. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; regulation; wage increases; changes in economic conditions; floods, prolonged droughts, diminished water resources, windstorms such as tornados, cyclones, hurricanes and tropical storms, winter storms or other severe weather conditions, which may be caused or exacerbated by climate change; and other catastrophic occurrences, such as pandemics, earthquakes or wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, full or partial loss of power in our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products whether from self or third-party distribution, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors, particularly in areas with significant geographic concentration of our stores or produce growers on which we rely, may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.

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

Supply chain disruptions may delay our store growth plans.

We experienced difficulties in obtaining necessary equipment from third parties due to supply chain delays complicated by the COVID-19 pandemic. Further disruptions to the global supply chain due to events beyond our control, such as pandemics or wars, may cause us to experience shortages of necessary products or equipment resulting in delays in our future new store openings.

Another widespread health epidemic or other incidents beyond our control could materially impact our business.

As evidenced by the COVID-19 pandemic, our business could be severely impacted by other widespread regional, national or global health epidemics or other incidents beyond our control such as terrorism, riots, acts of violence and other crimes. Such events may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, these occurrences could adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

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

In fiscal 2023, we opened 30 new stores and acquired two stores. In fiscal 2022, we opened 16 new stores. We currently expect to achieve approximately 10% annual unit growth and to open approximately 35 new stores in 2024, including penetration of new markets with a greater concentration of new stores. However, we may not achieve this expected level of new store growth due to inability to find suitable sites, supply chain disruptions or otherwise. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.

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

We self-distribute our produce through six distribution centers located in Arizona, Texas, northern California, southern California, Colorado and Florida. We also have entered into a partnership with a third-party produce distributor in Pennsylvania to supply fresh produce to our Mid-Atlantic stores. As we further expand our geographic footprint, we may require additional distribution centers or expansion of our existing distribution centers. Any unanticipated or unusual expenses or significant interruption or failure in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, cyberattacks, network or power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers into our supply chain network, inability of our new distribution centers to perform as expected or contractual disputes with third-party service providers could result in increased expenses and adversely impact our ability to distribute produce and other products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand, as well as increased costs from third-party service providers. While we maintain business interruption and property insurance, if the operation of our distribution centers or transportation network were interrupted for any reason, causing delays in shipment of product to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 47% and 45% of our total purchases in fiscal 2023 and 2022, respectively. Our current primary contractual relationship with KeHE continues through July 18, 2025 and provides that KeHE will be our primary supplier for all of our stores. Our primary supplier of meat and seafood products accounted for approximately 14% and 13% of our total purchases in fiscal 2023 and 2022, respectively. Due to this concentration of purchases from a small number of third-party suppliers, the cancellation of our distribution arrangements or the disruption, delay or inability of our suppliers to timely deliver product to our stores in quantities or within service parameters that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels. Another 3% of our total purchases in both fiscal 2023 and 2022, respectively, were made through our secondary supplier of dry grocery and frozen food products, UNFI. Our current contractual relationship with UNFI continues through April 30, 2024. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. In addition, if KeHE, UNFI or any of our other suppliers fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Further, the food distribution and manufacturing industries are dynamic. Consolidation of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We may not be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Disruptions to, security breaches or non-compliance involving, our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues.

We rely extensively on information technology systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources, store operations, ecommerce and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware attacks, catastrophic events, and usage errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased both in frequency and breadth. Point-of-sale hardware in our stores has also been targeted by individuals attempting to install skimmer devices or conduct other tampering to illicitly obtain payment card information. In response to these wide-ranging cybersecurity and data privacy risks, we have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Significant expenditures could be required to remedy future cybersecurity problems and protect against future breaches. Additionally, compliance with current and future applicable federal and state privacy, cybersecurity and related laws, including for example the California Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), can be costly and time-consuming. These costs could have a material adverse effect on our business, and our efforts may not meaningfully limit the success of future attempts to breach our information technology systems.

Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties or significant expenses in implementing new systems, adapting these systems to changing technologies or legal requirements or expanding them to meet the future needs and growth of our business. If our systems are improperly implemented, breached, damaged, cease to function properly, do not function as anticipated or are perceived to have failed, we may have to make significant investments to fix or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, team members and others; face costly litigation, enforcement actions and penalties; and our brand and reputation with our customers may be harmed. Various third parties, such as our suppliers, including our most significant suppliers, and payment processors and their suppliers (i.e., our fourth parties), also rely heavily on information technology systems, and any failure of these systems for any reason (e.g., cybersecurity attack, software glitch, human or system error or omission), could also cause loss of sales, transactional or other data and significant interruptions to our business. Any security breach or other material interruption in the information technology systems we rely on, particularly those required for point-of-sale payment processing in our stores, may have a material adverse effect on our business, operating results and financial condition.

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

We have actively pursued new store growth as part of our long-term strategy and plan to continue doing so in the future. Our new store openings may not be as successful or reach the sales and profitability levels of our existing stores. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores typically build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all. This may result in store closures or otherwise have an adverse effect on our financial condition and operating results. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. If our new stores are less profitable than our existing stores, or if we experience sales volume transfer from our existing stores, our financial condition and operating results may be adversely affected.

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

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. We have historically experienced loss of inventory (also called shrink) due to damage, theft, spoilage, inventory management and other causes. Sustained elevated levels of inventory shrink could adversely affect our results of operations and financial condition. To protect against the possibility of rising inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our results of operations. In addition, sustained high rates of inventory shrink at certain stores could impact the profitability of those stores and result in the impairment of long-lived assets.

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

As of December 31, 2023, we had outstanding indebtedness of $125.0 million under our credit agreement (referred to as the “Credit Agreement”). We may incur additional indebtedness in the future, including borrowings under our Credit Agreement. Our indebtedness, any additional indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

Enforcement. Both FDA and USDA have broad authority to enforce their applicable statutes and regulations relating to the safety, labeling, manufacturing, distribution and promotion of foods, cosmetics, homeopathic and CBD products, and dietary supplements, including powers to issue a public warning letter to a company, publicize information about adulterated or misbranded products, institute an administrative detention of products, request or order a recall from the market, impose import restrictions and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution. Enforcement actions may also lead to follow-on consumer class action litigation.

Dietary Supplement, CBD and Homeopathic Product Risks. Our sales of dietary supplements are regulated by FDA. However, other public and private actors are increasingly targeting dietary supplement retailers and manufacturers for selling products that fail to adhere to requirements under the FDCA, as amended by DSHEA. While the FDCA provides FDA with the authority to remove products from the market that are adulterated or misbranded, state actors, and the Plaintiffs’ Bar have been targeting retailers and manufacturers of dietary supplements for failing to adhere to current good manufacturing practices and for false or misleading product statements. As a retailer of certain topical or ingestible CBD products, the FDA also has the authority to remove from the market any CBD product if it is adulterated, its labeling is false or misleading, it is otherwise misbranded, or if it violates any other FDCA or FDA requirement or regulation. This enforcement authority extends to states that have legalized and regulated the distribution of CBD products. States in which we operate have also imposed restrictions or permitting requirements for the sale of various CBD products. The FDCA also provides FDA with the authority to remove homeopathic products from the market that are adulterated or misbranded or contain improper or excessive amounts of active ingredients. Further, companies have also been targets for litigation on the basis of marketing homeopathic and CBD products with misbranding, misleading claims or quality issues.

Advertising and Product Claims Risks. In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the oversight of the FTC and pursuant to the FTC Act and consumer protection statutes of some states. Furthermore, in recent years, the FDA has been aggressive in enforcing its regulations with respect to nutrient content claims (e.g., “low fat,” “good source of,” “calorie free,” etc.), unauthorized “health claims” (claims that characterize the relationship between a food or food ingredient and a disease or health condition), and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. Regulatory enforcement actions could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or costly litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Organic and GMO Claims. We are also subject to the USDA’s Organic Rule, which facilitates interstate commerce and the marketing of organically produced food, and provides assurance to our customers that such products meet consistent, uniform standards. Compliance with the USDA’s Organic Rule also places a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings. Additionally, the USDA has promulgated regulations that require disclosure of whether food offered for sale contains bioengineered (GMO) ingredients or detectable genetic material that has been modified through certain lab techniques and cannot be created through conventional breeding or found in nature. Implementation began in January 2022. Mandatory compliance will begin on July 21, 2025.

Food and FSMA Implementation Costs. While the FDA has authorized certain per and polyfluoroalkyl substances (PFAS) for use in specific food contact applications, a growing number of states have passed legislation or issued policies restricting food contact articles with intentionally added PFAS, such as certain single-use food packaging and foodware items. For example, a California law that became effective in 2023 bans intentionally added PFAS in fiber-based food packaging, mandates online chemical disclosures, and limits claims about PFAS-free and other hazard groups. As more states impose similar restrictions, it is possible that additional states in which we operate will also implement bans on PFAS.

FSMA directed an historic shift at FDA from the agency reacting to and solving problems in the food supply chain to preventing contamination of food before it occurs. FSMA accomplished this goal by overhauling FDA’s current food safety program to require all actors in the food supply chain to expand their safety programs and record keeping processes. FSMA’s continued implementation, such as the rule on Additional Traceability Records for Certain Foods, and FDA’s own development in understanding effective ways to enforce FSMA provisions could delay the supply of certain products, result in certain products being unavailable to us for sale, see an increase in price of certain products, and/or increase the expenditure of company resources to ensure compliance (e.g., technology, consultants, employees, etc.).

Cosmetics. As a retailer of private label cosmetic products, we are subject to new registration and listing requirements, adverse event reporting obligations, labeling rules, enforcement authority, and GMP requirements under MoCRA. Our failure to comply with these requirements could result in enforcement actions, such as recalls, administrative detentions, or injunctions that may disrupt the promotion and sale of these products, significantly harm our brand’s reputation and image, and subject us to product recalls or follow-on consumer class action litigation.

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

We are subject to laws and regulations more generally applicable to retailers, including those related to labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know, data privacy, waste diversion and hazardous waste disposal, packaging labels and content, consumer protection and alcoholic beverage sales, as well as other voluntary safety protocols such as those that arose as a result of the COVID-19 pandemic. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required permits, approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.

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

We have a significant amount of goodwill and other intangible assets. As of December 31, 2023, we had goodwill and intangible assets of approximately $381.7 million and $208.1 million, respectively, which represented approximately 11.5% and 6.3% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, an immediate charge to earnings would be recorded for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill, which would adversely affect our operating results.

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

Increasingly, investors, customers, government agencies, non-governmental organizations, team members, communities and other stakeholders are focusing on ESG matters and related disclosures. Many of these stakeholders evaluate and measure the performance of companies based on a variety of ESG metrics. As a fresh, natural and organic specialty retailer, we believe that many stakeholders hold us to higher standards with respect to ESG matters. As a result, we disclose certain ESG-related metrics, initiatives and goals in our SEC filings and other public disclosures. Execution against these ESG initiatives may be costly, and we may be unable to achieve our goals due to factors outside of our control. If our ESG-related reporting is incomplete or inaccurate or fails to comply with regulatory requirements, or if we fail to achieve significant progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance, growth and reputation with our investors, customers and other stakeholders could be adversely affected. In addition, there also exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny and reputational harm from these parties regarding our ESG initiatives.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is of critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries as well as those we face as a retailer, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems, and a cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluate the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

Under the oversight of our Board of Directors, and the Board’s risk committee, our management has established comprehensive processes for identifying, assessing and managing material risks from cybersecurity threats, and these processes are integrated into our overall enterprise risk management program. Our approach is proactive and adaptive, featuring regular security assessments, third-party audits, team member training, and continuous improvement of our cybersecurity infrastructure. We work to align our practices with industry best practices and regulatory standards. Our processes include detailed response procedures to be followed in the event of a cybersecurity incident, which outline steps to be followed from detection to assessment to notification and recovery, including internal notifications to management, the risk committee and the Board, as appropriate.

The risk committee of our Board is primarily responsible for oversight of risks, including those from cybersecurity threats, and is currently chaired by a director with extensive functional expertise in cybersecurity matters. Members of management, including our Chief Technology Officer, provide the risk committee updates on cybersecurity risk matters on a quarterly basis and more frequently if circumstances dictate. In these updates, members of the risk committee are apprised of cybersecurity incidents that are deemed to have had a moderate or higher impact even if immaterial to us. In addition, the risk committee reviews and actively discusses with management and among themselves the risks related to cybersecurity and critical systems in order to provide input on the appropriate level of risk for our company and reviews management’s strategies for adequately mitigating and managing the identified risks. The risk committee and management regularly update our full Board with respect to cybersecurity matters.

Our Chief Technology Officer is primarily responsible for managing material risks from cybersecurity threats, and is supported by our Vice President of Information Technology, Operations and Security, along with a dedicated team of internal cybersecurity specialists. The Information Technology leaders participate in periodic training and education on cybersecurity related topics, while members of our internal security team also maintain industry certifications, such as Certified Information Systems Security Professional (CISSP). Our current Chief Technology Officer has more than 35 years of experience in information technology. Our Chief Technology Officer is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from the internal team. We also engage specialized cybersecurity consultants and leverage third-party expertise to bolster our cybersecurity defenses. Our enterprise risk management program is designed to identify, prioritize and assess a broad range of risks, including risks from cybersecurity threats, that may affect our ability to execute our corporate strategy and fulfill our business objectives. Our Vice President of Risk Management oversees this program and works with our information technology leadership team to formulate plans to mitigate the effects of risks from cybersecurity threats. In addition, we have an escalation process in place to inform senior management and the Board of Directors of material issues.

In addition, our third-party vendors and service providers play a role in our cybersecurity. These third parties are integral to our operations but pose cybersecurity challenges due to their access to our data and our reliance for various aspects of our operations, including our supply chain. We have developed a third-party vendor risk management program to assess and manage the risks associated with third-party partnerships, particularly in data security and cybersecurity. We conduct due diligence before onboarding new vendors and maintain ongoing evaluations to ensure compliance with our security standards.

As of the date of this report, no cybersecurity incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems.

See Item 1A. “Risk Factors – Disruptions to, security breaches or non-compliance involving, our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues.” for a discussion of cybersecurity risks that may materially impact us.

Item 2. Properties

We seek to select sites for our store locations in markets with growth potential where our target customers and supply chain capabilities intersect. As of December 31, 2023, we had 407 stores located in 23 states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Jersey	2
Arizona	45	New Mexico	9
California	139	North Carolina	6
Colorado	33	Oklahoma	11
Delaware	1	Pennsylvania	2
Florida	43	South Carolina	1
Georgia	16	Tennessee	7
Kansas	4	Texas	50
Louisiana	1	Utah	5
Maryland	5	Virginia	2
Missouri	3	Washington	3
Nevada	16

In fiscal 2023, we opened 30 new stores and acquired two stores. In fiscal 2022, we opened 16 new stores.

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

As of December 31, 2023, we utilized six distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

Facility	State	Square Footage*
Corporate Office	Arizona	96,000
Distribution Center	Arizona	129,000
Distribution Center	California	337,000
Distribution Center	California	108,000
Distribution Center	Colorado	134,000
Distribution Center	Florida	134,000
Distribution Center	Texas	234,000

* Rounded to the nearest 1,000 square feet

We lease our corporate office and our distribution centers in Arizona, Southern California, Colorado, Florida and Texas from unaffiliated third parties; our Northern California distribution center is leased by a third-party logistics provider. We expect to expand our distribution center network to support our growth. See “Business – Sourcing and Distribution” for additional information with respect to our distribution centers.

We believe our portfolio of long-term leases is a valuable asset supporting our retail operations, but we do not believe that any individual store property or distribution center lease is material to our financial condition or results of operations.

In fiscal 2023 as part of our real estate portfolio review, we closed 11 stores. These stores, on average, were approximately 30% larger than our current prototype format and were underperforming financially. See Note 27, “Store Closures” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding these store closures.

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

See Note 19, “Commitments and Contingencies” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 20, 2024 was 23. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the thirteen weeks ended December 31, 2023.

Period (1)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 2, 2023 - October 29, 2023	65,030	$42.50	65,030	$228,698,000
October 30, 2023 - November 26, 2023	353,887	$41.00	353,887	$214,191,000
November 27, 2023 - December 31, 2023	137,570	$42.23	137,570	$208,381,000
Total	556,487		556,487
(1)
Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2023.
(2)
Average price paid per share includes costs associated with the purchases, but excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)
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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 30, 2018 and December 31, 2023, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.

The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 28, 2018 (the last trading day prior to the beginning of fiscal 2019) was the closing sale price on that day of $23.19 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 filed with the SEC on March 2, 2023, which provides comparisons of fiscal 2022 and fiscal 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Business Overview

Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 407 stores in 23 states as of December 31, 2023, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

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
•
Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through 2023, we have opened 42 new stores and remodeled one store featuring our new format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•
Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. Following the opening of two fresh distribution centers in fiscal 2021 and the relocation of our Southern California distribution center, closure of our Georgia distribution center and partnership with a third-party fresh distribution center in the Northeast in fiscal 2023, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of December 31, 2023.
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

Components of Operating Results

We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2023, fiscal 2022 and fiscal 2021 were 52-week years ending on December 31, 2023, January 1, 2023 and January 2, 2022, respectively.

Net Sales

We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer. See Note 3, “Significant Accounting Policies” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information on revenue recognition related to gift cards. We do not include sales taxes in net sales.

We monitor our comparable store sales growth to evaluate and identify trends in our sales performance. Our practice is to include sales from a store in comparable store sales beginning on the first day of the 61st week following a store’s opening or date of acquisition and to exclude sales from a closed store from comparable store sales on the day of closure. This practice may differ from the methods that other retailers use to calculate similar measures.

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

Store closure and other costs, net

Store closure and other costs, net primarily reflects impairment charges of long-lived assets and costs incurred related to store closures, including severance and any exit costs associated with closing a store, in addition to occupancy costs associated with closed store locations. One-time disaster recovery costs are also included here.

Results of Operations for Fiscal 2023, 2022 and 2021

The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Each of fiscal 2023, 2022 and 2021 consisted of 52 weeks.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$6,837,384	$6,404,223	$6,099,869
Cost of sales	4,315,543	4,055,659	3,890,657
Gross profit	2,521,841	2,348,564	2,209,212
Selling, general and administrative expenses	2,000,437	1,855,649	1,748,205
Depreciation and amortization (exclusive of depreciation included in cost of sales)	131,893	123,530	122,258
Store closure and other costs, net	39,280	11,025	4,673
Income from operations	350,231	358,360	334,076
Interest expense, net	6,491	9,047	11,684
Income before income taxes	343,740	349,313	322,392
Income tax provision	84,884	88,149	78,235
Net income	$258,856	$261,164	$244,157

Weighted average shares outstanding - basic	102,479	108,232	115,377
Dilutive effect of equity-based awards	911	907	700
Weighted average shares and equivalent shares outstanding - diluted	103,390	109,139	116,077
Diluted net income per share	$2.50	$2.39	$2.10

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Other Operating Data:
Comparable store sales growth	3.4%	2.2%	(6.7)%
Stores at beginning of period	386	374	362
Opened (1)	30	16	12
Closed	(11)	(4)	—
Acquired	2	—	—
Stores at end of period	407	386	374
Total square feet at the end of the period (2)	11,322,798	10,894,396	10,625,686
Average square feet per store at the end of the period	27,820	28,224	28,411
(1)
Stores opened is exclusive of one store relocation during fiscal 2021.
(2)
Total square feet at the end of the period includes the square footage for all stores that were open as of the end of the fiscal year presented and excludes any vacant or subleased space.

Comparison of Fiscal 2023 to 2022

Net sales

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Net sales	$6,837,384	$6,404,223	$433,161	7%
Comparable store sales growth	3.4%	2.2%

Net sales during 2023 totaled $6.8 billion, increasing 7%, over the prior fiscal year. The sales increase was driven by a 3.4% increase in comparable store sales, in part due to an increase in basket value due to retail price inflation, in addition to sales from new stores opening since the prior year, partially offset by a slight reduction in the number of items per basket and the impact of store closures. See "Impact of Inflation and Deflation." Comparable store sales contributed approximately 95% of total sales in 2023 and 97% of total sales in 2022.

Cost of sales and gross profit

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Net sales	$6,837,384	$6,404,223	$433,161	7%
Cost of sales	4,315,543	4,055,659	259,884	6%
Gross profit	2,521,841	2,348,564	173,277	7%
Gross margin	36.9%	36.7%	0.2%

Gross profit increased during 2023 compared to 2022 by $173.3 million to $2.5 billion driven by increased sales volume for the reasons discussed above. Gross margin increased by 0.2% to 36.9% compared to 36.7%. The increase was a result of favorable product mix and continued promotional optimization, partially offset by higher distribution costs resulting from our new and recently expanded distribution centers in California and Texas, respectively.

Selling, general and administrative expenses

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$2,000,437	$1,855,649	$144,788	8%
Percentage of net sales	29.3%	29.0%	0.3%

Selling, general and administrative expenses increased $144.8 million, or 8%, compared to 2022 due to the net increase in new stores opened since the prior year and higher payroll and incentive compensation costs. In addition, we experienced the effects of higher credit card and ecommerce fees resulting from an increase in sales compared to the prior year.

Depreciation and amortization

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$131,893	$123,530	$8,363	7%
Percentage of net sales	1.9%	1.9%	—

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $131.9 million in 2023, compared to $123.5 million in 2022. Depreciation and amortization expense (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores. Depreciation and amortization in 2023 was inclusive of $5.9 million in accelerated depreciation in connection with the closing of certain underperforming stores during 2023. See Note 27, “Store Closures” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Store closure and other costs, net

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Store closure and other costs, net	$39,280	$11,025	$28,255	256%
Percentage of net sales	0.6%	0.2%	0.4%

Store closure and other costs, net increased by $28.3 million to $39.3 million in 2023 compared to $11.0 million in 2022. Store closure and other costs, net in 2023 primarily consisted of $30.5 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets, of which $27.8 million was incurred in association with the decision to close 11 underperforming stores. See Note 27, "Store Closures" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Additionally, other costs incurred as a result of the closures and ongoing occupancy costs at our closed store locations contributed to the increase from the prior year. Store closure and other costs, net in 2022 of $11.0 million primarily consisted of $8.1 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets, in addition to inventory loss and expenses incurred by several of our stores impacted by Hurricane Ian and costs associated with the closing of four stores.

Interest expense, net

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Long-term debt	$11,815	$7,930	$3,885	49%
Finance leases	816	852	(36)	(4)%
Deferred financing costs	772	800	(28)	(4)%
Interest income and other	(6,912)	(535)	(6,377)	1192%
Total interest expense, net	$6,491	$9,047	$(2,556)	(28)%

The decrease in interest expense, net was primarily due to higher interest income earned as a result of higher interest rates and lower credit facility fees due to lower average debt outstanding, partially offset by higher interest rates. See Note 13, “Long-Term Debt and Finance Lease Liabilities” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Income tax provision

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Income tax provision	$84,884	$88,149	$(3,265)	(4)%
Effective income tax rate	24.7%	25.2%	(0.5)%

Income tax provision decreased by $3.3 million to $84.9 million for 2023 from $88.1 million for 2022, and the effective income tax rate decreased to 24.7% in 2023 from 25.2% in 2022 primarily due to excess tax benefits related to the exercise or vesting of share-based awards, partially offset by an increase in nondeductible executive compensation.

Net income

	Fiscal 2023	Fiscal 2022	Change	% Change
	(dollars in thousands)
Net income	$258,856	$261,164	$(2,308)	(1)%
Percentage of net sales	3.8%	4.1%	(0.3)%

Net income decreased $2.3 million primarily due to higher selling, general and administrative expenses and store closure and other costs, net, partially offset by increased net sales and favorable margin impact as well as a lower effective tax rate for the reasons discussed above.

Diluted earnings per share

	Fiscal 2023	Fiscal 2022	Change	% Change
	(shares in thousands)
Diluted earnings per share	$2.50	$2.39	$0.11	5%
Diluted weighted average shares outstanding	103,390	109,139	(5,749)

The increase in diluted earnings per share of $0.11 was driven by fewer diluted shares outstanding compared to the prior year, due to our repurchase of approximately 5.9 million shares for a total cost of $205.3 million under our share repurchase program, partially offset by lower net income.

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

Our calculation of ROIC for the fiscal years indicated was as follows:

	2023	2022	2021
	(dollars in thousands)
Net income (1)	$258,856	$261,164	$244,157
Special items, net of tax (2), (3)	34,272	—	—
Interest expense, net of tax (3)	4,882	6,764	8,848
Net operating profit after-tax (NOPAT)	$298,010	$267,928	$253,005

Total rent expense, net of tax (3)	175,592	154,626	150,047
Estimated depreciation on operating leases, net of tax (3)	(98,535)	(87,775)	(88,015)
Estimated interest on operating leases, net of tax (3), (4)	77,057	66,851	62,032
NOPAT, including effect of operating leases	$375,067	$334,779	$315,037

Average working capital	227,375	271,604	193,900
Average property and equipment	749,611	704,786	712,496
Average other assets	595,776	568,609	568,744
Average other liabilities	(97,870)	(96,583)	(101,339)
Average invested capital	$1,474,892	$1,448,416	$1,373,801

Average operating leases (5)	1,423,077	1,259,362	1,222,513
Average invested capital, including operating leases	$2,897,969	$2,707,778	$2,596,314

ROIC, including operating leases	12.9%	12.4%	12.1%

(1)
Net income amounts represent total net income for the past four trailing quarters.
(2)
Special items related to store closure, supply chain transition costs related to our new and recently expanded distribution centers and acquisition related charges net of tax.
(3)
Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(4)
2023, 2022 and 2021 estimated interest on operating leases is calculated by multiplying operating leases by the 7.2%, 7.1% and 6.7% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(5)
2023, 2022 and 2021 average operating leases represents the average net present value of outstanding lease obligations over the trailing four quarters.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash, cash equivalents and restricted cash at end of period	$203,870	$295,192	$247,004
Cash from operating activities	$465,068	$371,329	$364,799
Cash used in investing activities	$(238,342)	$(124,010)	$(102,378)
Cash used in financing activities	$(318,048)	$(199,131)	$(186,858)

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

Operating Activities

Cash flows from operating activities increased $93.7 million to $465.1 million in 2023 compared to $371.3 million in 2022. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $35.4 million and favorable changes in working capital of $60.0 million.

Cash flows provided by/(used in) operating activities from changes in working capital were $31.4 million in 2023, compared to ($28.6 million) in 2022. This $60.0 million increase in cash flow from changes in working capital was primarily attributable to the following factors, each of which had a positive impact on working capital: (i) a $34.3 million change in inventories primarily due to inflationary cost increases in the prior year; (ii) a $20.7 million change in prepaid expenses and other current assets primarily due to timing differences of marketing expenditures; and (iii) a $10.0 million change in accrued salaries and benefits due to increased incentive compensation accruals in the current year. These increases were partially offset by a ($10.2 million) change in accounts receivable driven by the timing of collections. Certain other items combined to result in an additional $5.2 million net increase in cash flows from changes in working capital.

Investing Activities

Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $238.3 million and $124.0 million for 2023 and 2022, respectively. The increase in cash flows used in investing activities was primarily due to more stores under construction in 2023 as compared to 2022 and heavier investment in upgraded equipment to support our initiatives. Cash flows used in investing activities in 2023 also included our acquisition of Ronald Cohn, Inc. See Note 28, "Business Combination" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

We expect capital expenditures to be in the range of $225 - $245 million in 2024, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities. We do not have any material contractual commitments for future capital expenditures as of December 31, 2023.

Financing Activities

Cash flows used in financing activities were $318.0 million for 2023 compared to $199.1 million for 2022. During 2023, cash flows used in financing activities primarily consisted of approximately $203.5 million for share repurchases and $125.0 million in payments on our Credit Agreement, partially offset by $11.5 million in proceeds from the exercise of stock options. During 2022, cash flows used in financing activities primarily consisted of $200.0 million for share repurchases and $3.4 million in debt issuance costs in connection with our Credit Agreement, partially offset by $5.0 million in proceeds from the exercise of stock options.

Long-term Debt and Credit Facilities

Long-term debt outstanding was $125.0 million and $250.0 million as of December 31, 2023 and January 1, 2023, respectively.

See Note 13, “Long-Term Debt and Finance Lease Liabilities” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for a description of our Credit Agreement.

Share Repurchase Program

Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of December 31, 2023:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$391,619	$208,381

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

Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 31, 2023	January 1, 2023
Number of common shares acquired	5,864,246	6,897,082
Average price per common share acquired	$35.00	$28.99
Total cost of common shares acquired	$205,262	$199,980

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased during fiscal 2023 included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

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

In addition, the Credit Agreement requires that we and our subsidiaries maintain a maximum total net leverage ratio not to exceed 3.75 to 1.00, which ratio may be increased from time to time in connection with certain permitted acquisitions pursuant to conditions as set forth in the Credit Agreement, and a minimum interest coverage ratio not to be less than 3.00 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended April 2, 2023.

We were in compliance with all applicable covenants under the Credit Agreement as of December 31, 2023.

Our Credit Agreement is defined and more fully described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. See Note 7, "Leases," Note 13, “Long-Term Debt and Finance Lease Liabilities,” Note 15, "Self-Insurance Programs" and Note 19, "Commitments and Contingencies" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of these obligations.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of December 31, 2023 and interest rates in effect at the time of this filing, are estimated to be approximately $22.4 million. These payments are estimated to be approximately $8.3 million in 2024 and approximately $14.1 million thereafter.

Real estate obligations, consisting of legally binding minimum lease payments for leases executed but not yet commenced, were $584.1 million as of December 31, 2023, including $4.8 million in 2024 and $579.3 million thereafter through 2044.

Our purchase commitments under noncancelable service and supply contracts that are enforceable and legally binding totaled $28.6 million as of December 31, 2023, including $12.1 million in 2024 and $16.5 million thereafter through 2028. Obligations under contracts that we can cancel without a significant penalty are not included in purchase commitments.

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

Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, including pressures we experienced beginning in fiscal 2022 and continuing into 2023 due to product cost inflation which we largely passed along to retail pricing, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

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

We believe that of our significant accounting policies, which are described in Note 3, “Significant Accounting Policies” to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, the following accounting policies involve the most difficult, complex or subjective judgments: inventories, lease assumptions, self-insurance reserves, goodwill and intangible assets, impairment of long-lived assets, and income taxes. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

We believe that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 31, 2023 and January 1, 2023.

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

Self-Insurance Reserves

We are self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain self-insured retentions and stop-loss limits. As of December 31, 2023, the consolidated self-insurance reserve balance was $47.8 million, of which a majority of the balance related to workers' compensation and general liability reserves. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. Our indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market,” liquor licenses and reacquired rights recognized in connection with the acquisition of Ronald Cohn, Inc. in fiscal 2023. See Note 28, “Business Combination” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding this acquisition.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not that the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required, and goodwill is not impaired. Our qualitative assessment considers factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, turnover in key management personnel and overall changes in the macroeconomic environment.

Our impairment evaluation for our indefinite-lived intangible assets consists of a qualitative assessment, similar to that for goodwill. If the qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required, and the asset is not impaired.

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

As of December 31, 2023, our consolidated goodwill balance was $381.7 million, and our consolidated indefinite-lived intangible assets balance was $208.1 million. No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2023, 2022 or 2021 because our qualitative assessments indicated that it was more likely than not that the estimated fair values of the reporting unit and the indefinite-lived intangible assets exceeded their carrying value.

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

We recorded an impairment loss of $30.5 million, $8.1 million and $4.8 million in fiscal 2023, 2022 and 2021, respectively. See Note 3, “Significant Accounting Policies,” Note 6, “Property and Equipment" and Note 27, "Store Closures" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our accompanying consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, we have a Credit Agreement that bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $125.0 million principal outstanding under our Credit Agreement as of December 31, 2023, each hundred basis point change in SOFR would result in a corresponding increase or decrease in interest expense by $1.25 million annually.

This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the sensitivity analysis and are not necessarily indicative of our future intentions.

We do not enter into derivative financial instruments for trading purposes (see Note 22, “Derivative Financial Instruments” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of General Liability and Workers’ Compensation Self-Insurance Reserves

As described in Notes 3 and 15 to the consolidated financial statements, the Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. As of December 31, 2023, the Company’s recorded amounts for general liability, workers’ compensation and team member health benefit liabilities was $47.8 million, of which a significant portion is related to the general liability and workers’ compensation self-insurance reserves. Management estimates the self-insurance reserves based on independent actuarial estimates, which are based on historical information and assumptions about future events. Management utilizes various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. When estimating the self-insurance reserves, several factors are considered by management, including (i) loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and (ii) expected loss costs, which include the expected frequency and severity of claim activity.

The principal considerations for our determination that performing procedures relating to the valuation of the general liability and workers’ compensation self-insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimates of the general liability and workers’ compensation self-insurance reserves ; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the loss development factors and expected loss costs; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the general liability and workers’ compensation self-insurance reserves, including controls over the significant assumptions. These procedures also included, among others (i) reading management’s general liability and workers’ compensation self-insurance program agreements and (ii) testing the completeness and accuracy of the underlying historical claims data used in management’s estimates. Professionals with specialized skill and knowledge were used to assist in testing management’s process for estimating the valuation of the general liability and workers’ compensation self-insurance reserves, including (i) evaluating the appropriateness of the actuarial valuation methods used by management and (ii) evaluating the reasonableness of significant assumptions used by management related to loss development factors and expected loss costs by considering (a) current and past claim and settlement activity and (b) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 22, 2024

We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$201,794	$293,233
Accounts receivable, net	30,313	16,108
Inventories	323,198	310,545
Prepaid expenses and other current assets	48,467	53,918
Total current assets	603,772	673,804
Property and equipment, net of accumulated depreciation	798,707	722,241
Operating lease assets, net	1,322,854	1,106,524
Intangible assets	208,060	184,960
Goodwill	381,741	368,878
Other assets	12,294	13,973
Total assets	$3,327,428	$3,070,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,927	$172,904
Accrued liabilities	164,887	151,306
Accrued salaries and benefits	74,752	61,574
Current portion of operating lease liabilities	126,271	135,584
Current portion of finance lease liabilities	1,032	1,012
Total current liabilities	546,869	522,380
Long-term operating lease liabilities	1,399,676	1,145,173
Long-term debt and finance lease liabilities	133,685	258,902
Other long-term liabilities	36,270	36,340
Deferred income tax liability	62,381	61,123
Total liabilities	2,178,881	2,023,918
Commitments and contingencies (Note 19)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 101,211,984 shares issued and outstanding, December 31, 2023; 105,072,756 shares issued and outstanding, January 1, 2023	101	105
Additional paid-in capital	774,834	726,345
Retained earnings	373,612	320,012
Total stockholders’ equity	1,148,547	1,046,462
Total liabilities and stockholders’ equity	$3,327,428	$3,070,380

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net sales	$6,837,384	$6,404,223	$6,099,869
Cost of sales	4,315,543	4,055,659	3,890,657
Gross profit	2,521,841	2,348,564	2,209,212
Selling, general and administrative expenses	2,000,437	1,855,649	1,748,205
Depreciation and amortization (exclusive of depreciation included in cost of sales)	131,893	123,530	122,258
Store closure and other costs, net	39,280	11,025	4,673
Income from operations	350,231	358,360	334,076
Interest expense, net	6,491	9,047	11,684
Income before income taxes	343,740	349,313	322,392
Income tax provision	84,884	88,149	78,235
Net income	$258,856	$261,164	$244,157
Net income per share:
Basic	$2.53	$2.41	$2.12
Diluted	$2.50	$2.39	$2.10
Weighted average shares outstanding:
Basic	102,479	108,232	115,377
Diluted	103,390	109,139	116,077

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net income	$258,856	$261,164	$244,157

Other comprehensive income, net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,819 and $3,116 in fiscal 2022 and fiscal 2021	—	5,259	9,009
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($520) and ($1,485) in fiscal 2022 and fiscal 2021	—	(1,501)	(4,293)
Total other comprehensive income	—	3,758	4,716

Comprehensive income	$258,856	$264,922	$248,873

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 3, 2021	117,953,435	118	686,648	203,001	(8,474)	$881,293
Net income	—	—	—	244,157	—	244,157
Other comprehensive income	—	—	—	—	4,716	4,716
Issuance of shares under stock plans	577,296	—	2,170	—	—	2,170
Repurchase and retirement of common stock	(7,416,357)	(7)	—	(188,336)	—	(188,343)
Share-based compensation	—	—	15,883	—	—	15,883
Balances at January 2, 2022	111,114,374	111	704,701	258,822	(3,758)	959,876
Net income	—	—	—	261,164	—	261,164
Other comprehensive income	—	—	—	—	3,758	3,758
Issuance of shares under stock plans	855,464	—	5,041	—	—	5,041
Repurchase and retirement of common stock	(6,897,082)	(6)	—	(199,974)	—	(199,980)
Share-based compensation	—	—	16,603	—	—	16,603
Balances at January 1, 2023	105,072,756	105	726,345	320,012	—	1,046,462
Net income	—	—	—	258,856	—	258,856
Issuance of shares under stock plans	1,449,116	1	11,453	—	—	11,454
Repurchase and retirement of common stock, including excise tax	(5,864,246)	(6)	—	(205,256)	—	(205,262)
Share-based compensation	—	—	18,898	—	—	18,898
Issuance of shares for acquisition	554,358	1	18,138	—	—	18,139
Balances at December 31, 2023	101,211,984	$101	$774,834	$373,612	$—	$1,148,547

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Operating activities
Net income	$258,856	$261,164	$244,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	137,811	127,067	125,541
Operating lease asset amortization	127,208	117,315	108,517
Impairment of assets	30,549	8,066	4,762
Share-based compensation	18,898	16,603	15,883
Deferred income taxes	(4,915)	3,228	(178)
Other non-cash items	1,086	672	1,167
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	3,173	13,381	16,928
Inventories	(10,857)	(45,158)	(11,417)
Prepaid expenses and other current assets	2,210	(18,467)	(5,879)
Other assets	3,482	2,039	(1,782)
Accounts payable	12,215	13,362	4,523
Accrued liabilities	11,746	5,416	610
Accrued salaries and benefits	12,880	2,831	(17,951)
Operating lease liabilities	(138,795)	(132,889)	(120,483)
Other long-term liabilities	(479)	(3,301)	401
Cash flows from operating activities	465,068	371,329	364,799
Investing activities
Purchases of property and equipment	(225,310)	(124,010)	(102,378)
Payments for acquisition, net of cash acquired	(13,032)	—	—
Cash flows used in investing activities	(238,342)	(124,010)	(102,378)
Financing activities
Proceeds from revolving credit facilities	—	62,500	—
Payments on revolving credit facilities	(125,000)	(62,500)	—
Payments on finance lease liabilities	(1,006)	(819)	(685)
Payments of deferred financing costs	—	(3,373)	—
Repurchase of common stock	(203,496)	(199,980)	(188,343)
Proceeds from exercise of stock options	11,454	5,041	2,170
Cash flows used in financing activities	(318,048)	(199,131)	(186,858)
(Decrease)/Increase in cash, cash equivalents, and restricted cash	(91,322)	48,188	75,563
Cash, cash equivalents, and restricted cash at beginning of the period	295,192	247,004	171,441
Cash, cash equivalents, and restricted cash at the end of the period	$203,870	$295,192	$247,004

Supplemental disclosure of cash flow information
Cash paid for interest	$12,561	$11,132	$11,431
Cash paid for income taxes	96,633	93,419	82,888

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$29,592	$36,177	$25,166
Issuance of shares for acquisition	18,139	—	—
Excise tax accrued on repurchase of common stock	1,766	—	—
Leased assets obtained in exchange for new operating lease liabilities	364,997	157,269	139,349
Leased assets obtained in exchange for new finance lease liabilities	809	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of December 31, 2023, the Company operated 407 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material intercompany accounts and transactions have been eliminated in consolidation.

The Company has one operating segment, and therefore, one reportable segment: healthy grocery stores.

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat and meat alternatives, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2023	2022	2021
Perishables	57.3%	58.0%	57.7%
Non-Perishables	42.7%	42.0%	42.3%

All dollar amounts are in thousands, unless otherwise indicated.

3. Significant Accounting Policies

Fiscal Years

The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2023 ended on December 31, 2023 and included 52 weeks. Fiscal year 2022 ended on January 1, 2023 and included 52 weeks. Fiscal year 2021 ended on January 2, 2022 and included 52 weeks. Fiscal years 2023, 2022 and 2021 are referred to as 2023, 2022 and 2021, respectively.

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

	As Of
	December 31, 2023	January 1, 2023
Due from banks for debit and credit card transactions	$85,116	$77,665

Restricted Cash

Restricted cash relates to the Company’s defined benefit plan forfeitures and the Company’s healthcare, general liability and workers’ compensation plan benefits of approximately $2.1 million and $2.0 million as of December 31, 2023 and January 1, 2023, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents billings to vendors for scan, advertising and other rebates, receivables from ecommerce partners, billings to landlords for tenant allowances and receivables for manufacturer coupons. Accounts receivable also includes receivables from the Company’s insurance carrier for payments expected to be made in excess of self-insured retentions. The Company provides an allowance for doubtful accounts when a specific account is determined to be uncollectible.

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

Inventories are reduced for estimated losses related to shrinkage. The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 31, 2023 and January 1, 2023.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. The Company’s indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market,” liquor licenses and reacquired rights recognized in connection with the acquisition of Ronald Cohn, Inc. in 2023. See Note 28, “Business Combination” for more information on this acquisition.

Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company’s qualitative assessment considered factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for the Company and its peers, turnover in key management personnel and overall changes in the macroeconomic environment. If this qualitative assessment indicates it is more likely than not that the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required, and goodwill is not impaired. Otherwise, the Company compares the estimated fair value of the reporting unit to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The impairment evaluation for the Company’s indefinite-lived intangible assets consists of a qualitative assessment, similar to that for goodwill. If the qualitative assessment indicates it is more likely than not that the estimated fair value exceeds its carrying value, no further analysis is required, and the asset is not impaired. Otherwise, the Company compares the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The Company has determined its business consists of a single reporting unit. The Company has had no goodwill impairment charges for the past three fiscal years. See Note 8, “Intangible Assets” and Note 9, “Goodwill” for further discussion.

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

If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available. The Company recorded an impairment loss of $30.5 million in 2023, of which $27.8 million was in connection with the decision to close certain underperforming stores (see Note 27, "Store Closures") and $2.7 million was in the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. The Company recorded an impairment loss of $8.1 million and $4.8 million in 2022 and 2021, respectively, as part of the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. These charges are recorded as a component of Store closure and other costs, net in the accompanying consolidated statements of income.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, intangible assets, and long-lived assets. Impairment losses related to store-level assets are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted market based weighted-average cost of capital, comparable store sales growth assumptions, and third party property appraisal data. Therefore, these inputs are classified as a level 3 measurement in the fair value hierarchy.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, and it monitors the financial stability and credit standing of its counterparties in these transactions. The Company had no active derivative financial instruments as of December 31, 2023 or January 1, 2023.

Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. See Note 26, “Share-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of income. The grant date fair value of restricted stock units (“RSUs”) and performance share awards (“PSAs”) is based on the closing price per share of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.

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

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Beginning Balance	$10,906	$12,586	$15,888
Gift cards issued during the period but not redeemed(1)	4,271	4,291	5,711
Revenue recognized from beginning liability	(4,611)	(5,971)	(9,013)
Ending Balance	$10,566	$10,906	$12,586

(1) net of estimated breakage

The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.

The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of December 31, 2023.

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

The Company’s largest supplier accounted for approximately 47%, 45% and 44% of total purchases during 2023, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, CAM and insurance), advertising costs, buying costs, pre-opening and other administrative costs.

The Company charges certain vendors to place advertisements in the Company’s in-store guide and circulars under a cooperative advertising program. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $45.8 million, $49.2 million and $45.9 million for 2023, 2022 and 2021, respectively.

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

Share Repurchases

The Company has elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The Company has elected to record the purchase price of the retired shares in excess of par value directly as a reduction of retained earnings. The cost of common shares repurchased includes a 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU no. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update increase required disclosures about a public entity's reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM. The guidance will be effective for the Company for its fiscal year 2024 and for interim periods starting in the first quarter of its fiscal year 2025. Early adoption is permitted, and the guidance is required to be applied retrospectively. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU no. 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update enhance a public entity's annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance will be effective for the Company for its fiscal year 2025. Early adoption is permitted, and the guidance should be applied prospectively, with an option to apply it retrospectively. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.

No other new accounting pronouncements issued or effective during 2023 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable is as follows:

	As Of
	December 31, 2023	January 1, 2023
Landlords	$5,451	$232
Vendors	3,168	3,544
Insurance	2,884	2,320
Ecommerce	7,682	6,988
Other	11,128	3,024
Total	$30,313	$16,108

The Company recorded allowances for certain vendor receivables of $1.3 million and $1.4 million at December 31, 2023 and January 1, 2023, respectively.

5. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 31, 2023	January 1, 2023
Prepaid expenses	$22,062	$33,034
Restricted cash	2,076	1,959
Income tax receivable	23,559	18,155
Other current assets	770	770
Total	$48,467	$53,918

6. Property and Equipment

A summary of property and equipment, net is as follows:

	As Of
	December 31, 2023	January 1, 2023
Land and finance lease assets	$16,562	$15,753
Furniture, fixtures and equipment	1,002,824	850,357
Leasehold improvements	715,489	679,880
Construction in progress	92,066	110,106
Total property and equipment	1,826,941	1,656,096
Accumulated depreciation and amortization	(1,028,234)	(933,855)
Property and equipment, net	$798,707	$722,241

Depreciation expense was $136.6 million, $125.7 million and $124.1 million for 2023, 2022 and 2021, respectively. Depreciation expense is primarily reflected in Depreciation and amortization on the consolidated statements of income.

Impairment expense was $30.5 million, $8.1 million and $4.8 million for 2023, 2022 and 2021, respectively. Impairment expense is reflected in Store closure and other costs, net on the consolidated statements of income.

7. Leases

Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost are as follows:

		Year Ended
	Classification	December 31, 2023	January 1, 2023	January 2, 2022
Operating lease cost	Selling, general and administrative expenses (1), (2)	$232,745	$204,559	$196,602
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	1,062	966	966
Interest on lease liabilities	Interest expense	816	852	906
Variable lease cost	Selling, general and administrative expenses (1), (2)	70,197	65,979	60,763
Sublease income	Selling, general and administrative expenses	(832)	(833)	(839)
Total net lease cost		$303,988	$271,523	$258,398

(1)
Supply chain-related amounts of $18.2 million, $12.4 million and $10.6 million were included in cost of sales for 2023, 2022 and 2021, respectively.

(2)
Lease cost related to closed store locations of $6.3 million, $1.3 million and $0.7 million were included in Store closure and other costs, net for 2023, 2022 and 2021, respectively.

Supplemental balance sheet information related to leases is as follows:

		As Of
	Classification	December 31, 2023	January 1, 2023
Assets
Operating	Operating lease assets	$1,322,854	$1,106,524
Finance	Property and equipment, net	7,127	7,285
Total lease assets		$1,329,981	$1,113,809
Liabilities
Current:
Operating	Current portion of operating lease liabilities	$126,271	$135,584
Finance	Current portion of finance lease liabilities	1,032	1,012
Noncurrent:
Operating	Long-term operating lease liabilities	1,399,676	1,145,173
Finance	Long-term debt and finance lease liabilities	8,685	8,902
Total lease liabilities		$1,535,664	$1,290,671

	2023	2022	2021
Weighted average remaining lease term (years):
Operating leases	10.0	9.4	9.6
Finance leases	6.7	7.8	8.8
Weighted average discount rate:
Operating leases	7.2%	7.1%	6.7%
Finance leases	8.3%	8.4%	8.4%

Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$228,411	$207,516	$182,926
Operating cash flows for finance leases	816	852	906

Lease assets obtained in exchange for lease liabilities:
Finance leases	$809	$—	$—
Operating leases	364,997	157,269	139,349

A summary of maturities of lease liabilities is as follows:

	Operating Leases(1), (2)	Finance Leases	Total
2024	$208,602	$1,780	$210,382
2025	267,082	2,107	269,189
2026	231,900	1,945	233,845
2027	215,856	2,032	217,888
2028	185,758	1,766	187,524
Thereafter	1,072,847	3,241	1,076,088
Total lease payments	2,182,045	12,871	2,194,916
Less: Imputed interest	(656,098)	(3,154)	(659,252)
Total lease liabilities	1,525,947	9,717	1,535,664
Less: Current portion	(126,271)	(1,032)	(127,303)
Long-term lease liabilities	$1,399,676	$8,685	$1,408,361

(1)
Operating lease payments include $62.5 million related to periods covered by options to extend lease terms that are reasonably certain of being exercised and exclude $584.1 million of legally binding minimum lease payments for leases executed but not yet commenced.

(2)
These amounts include rental income related to subtenant agreements under which we will receive $1.1 million in 2024, $0.9 million in 2025, $0.8 million in 2026, $0.7 million in 2027, $0.3 million in 2028 and $0.1 million thereafter.

8. Intangible Assets

A summary of the activity and balances in intangible assets is as follows:

	Balance at January 2, 2022	Additions/Adjustments	Balance at January 1, 2023
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived liquor licenses	2,023	—	2,023
Total intangible assets	$184,960	$—	$184,960

	Balance at January 1, 2023	Additions/Adjustments	Balance at December 31, 2023
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived reacquired rights	—	23,100	23,100
Indefinite-lived liquor licenses	2,023	—	2,023
Total intangible assets	$184,960	$23,100	$208,060

There was no amortization expense in 2023, 2022 and 2021.

9. Goodwill

The Company’s goodwill balance was $381.7 million and $368.9 million as of December 31, 2023 and January 1, 2023, respectively. As of December 31, 2023 and January 1, 2023, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023. For further details, see Note 28, "Business Combination."

A summary of the activity and balances in goodwill is as follows:

	Balance at January 1, 2023	Additions	Balance at December 31, 2023
Goodwill	$368,878	$12,863	$381,741

10. Other Assets

As of December 31, 2023 and January 1, 2023, other assets of $12.3 million and $14.0 million, respectively, primarily consisted of deferred software as a service, capitalized durable supplies, deferred financing costs, utilities deposits and miscellaneous other assets.

11. Accrued Liabilities

A summary of accrued liabilities is as follows:

	As Of
	December 31, 2023	January 1, 2023
Self-insurance reserves	$25,012	$23,954
Accrued occupancy related (CAM, property taxes, etc.)	23,935	24,981
Gift cards, net of breakage	10,566	10,906
Accrued sales, use and excise tax	14,296	13,820
Other accrued liabilities	91,078	77,645
Total	$164,887	$151,306

12. Accrued Salaries and Benefits

A summary of accrued salaries and benefits is as follows:

	As Of
	December 31, 2023	January 1, 2023
Bonuses	$33,890	$23,679
Payroll	20,652	19,873
Vacation	18,050	16,732
Severance and other	2,160	1,290
Total	$74,752	$61,574

13. Long-Term Debt and Finance Lease Liabilities

A summary of long-term debt and finance lease liabilities is as follows:

			As Of
Facility	Maturity	Interest Rate	December 31, 2023	January 1, 2023
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$125,000	$250,000
Finance lease liabilities	Various	n/a	8,685	8,902
Long-term debt and finance lease liabilities			$133,685	$258,902

A summary of maturities of long-term debt is as follows:

$700 million Credit Agreement
2024	$—
2025	—
2026	—
2027	125,000
2028	—
Thereafter	—
Total	$125,000

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

The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $21.5 million have been issued as of December 31, 2023 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.

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

As of December 31, 2023, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum.

As of December 31, 2023, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.

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

During 2023, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in total outstanding debt under the Credit Agreement of $125.0 million as of December 31, 2023. During 2022, the Company made no additional borrowings or principal payments, other than the net change of $62.5 million in the composition of the lending syndicate associated with a modification of the Company's revolving credit facility on March 25, 2022, resulting in total outstanding debt under the Credit Agreement of $250.0 million as of January 1, 2023.

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

The Company was in compliance with all applicable covenants under the Credit Agreement as of December 31, 2023.

14. Other Long-Term Liabilities

A summary of other long-term liabilities is as follows:

	As Of
	December 31, 2023	January 1, 2023
Long-term portion of self-insurance reserves	$22,826	$23,658
Other	13,444	12,682
Total	$36,270	$36,340

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

The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $1.3 million and $1.2 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at December 31, 2023 and January 1, 2023, respectively. The Company recorded amounts for general liability, workers' compensation and team member health benefit liabilities of $47.8 million and $47.6 million at December 31, 2023 and January 1, 2023, respectively.

The following table summarizes the changes in the Company's self-insurance reserves through December 31, 2023:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Beginning Balance	$47,612	$50,529	$48,518
Expenses, net of actuarial adjustments	85,148	76,720	85,892
Claim Payments	(84,922)	(79,637)	(83,881)
Ending Balance	47,838	47,612	50,529
Less: Current portion	(25,012)	(23,954)	(27,136)
Long-term portion	$22,826	$23,658	$23,393

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

The following table outlines the total expense recorded for the matching under the Plan, which is reflected in Selling, general and administrative expenses on the consolidated statements of income:

Year Ended
December 31, 2023	January 1, 2023	January 2, 2022
$8,496	$7,820	$7,517

17. Income Taxes

Income Tax Provision

The income tax provision consists of the following:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
U.S. Federal—current	$67,898	$66,398	$60,329
U.S. Federal—deferred	(5,927)	1,028	(1,663)
U.S. Federal—total	61,971	67,426	58,666
State—current	21,902	19,823	19,715
State—deferred	1,011	900	(146)
State—total	22,913	20,723	19,569
Total provision	$84,884	$88,149	$78,235

Tax Rate Reconciliation

Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	5.4	4.7	4.8
Enhanced charitable contribution impact	(1.0)	(0.9)	(1.5)
Non-deductible Executive Compensation	1.4	0.9	0.3
Benefit of federal tax credit	(0.7)	(0.5)	(0.4)
Excess tax benefits from share based payments	(1.2)	(0.4)	(0.1)
Other, net	(0.2)	0.4	0.2
Effective income tax rate	24.7%	25.2%	24.3%

The effective income tax rate decreased to 24.7% in 2023 from 25.2% in 2022 primarily due to excess tax benefits related to the exercise or vesting of share-based awards partially offset by an increase in nondeductible executive compensation The effective income tax rate increased to 25.2% in 2022 from 24.3% in 2021 primarily due to decreased charitable contribution deductions in 2022 from the lapsing of benefits initially provided for in the CARES Act.

Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefit resulting from share-based awards was $5.0 million, $1.7 million and $0.2 million for 2023, 2022 and 2021, respectively, and is reflected as a reduction to the 2023, 2022 and 2021 income tax provision.

Deferred Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 31, 2023	January 1, 2023
Deferred tax assets
Employee benefits	$18,329	$16,052
Tax credits	105	166
Operating leases	392,168	329,154
Other lease related	6,137	5,740
Other accrued liabilities	4,320	4,004
Charitable contribution carryforward	3,343	2,819
Inventories and other	2,905	2,605
Total gross deferred tax assets	427,307	360,540
Less: Valuation Allowance	(3,343)	(917)
Total deferred tax assets, net of valuation allowance	423,964	359,623
Deferred tax liabilities
Depreciation and amortization	(80,765)	(83,091)
Intangible assets	(64,668)	(52,413)
Operating leases	(339,973)	(284,377)
Asset retirement obligations	(939)	(865)
Total gross deferred tax liabilities	(486,345)	(420,746)
Net deferred tax liability	$(62,381)	$(61,123)

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

The valuation allowance was $3.3 million and $0.9 million as of December 31, 2023 and January 1, 2023, respectively, related to contribution carryforwards that management does not believe will ultimately be realized.

The Company has evaluated all available positive and negative evidence and believes it is probable that all other the deferred tax assets will be realized and has not recorded any other valuation allowance against the Company’s deferred tax assets as of December 31, 2023 and January 1, 2023.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 31, 2023	January 1, 2023	January 2, 2022
Beginning balance	$1,119	$1,770	$1,803
Additions based on tax positions related to the current year	58	43	16
Additions based on tax positions related to prior years	—	—	31
Reductions for settlements with taxing authorities	—	(694)	—
Reduction due to lapse of applicable statute of limitations	(700)	—	—
Reductions for tax positions for prior years	—	—	(80)
Ending balance	$477	$1,119	$1,770

The Company had unrecognized tax benefits (tax effected) of $0.5 million and $1.1 million as of December 31, 2023 and January 1, 2023, respectively. These would impact the effective tax rate if recognized.

The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.

The Company anticipates a decrease in the total amount of unrecognized tax benefits in the amount of $0.2 million during the next twelve months related to the passing of the applicable statute of limitations for a tax position taken for executive compensation.

The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2017 through 2022 and state tax returns for the tax years 2018 through 2022.

18. Related Party Transactions

During 2023, the Company did not have any material related party transactions.

On May 24, 2022, the Company appointed a new member to its board of directors who served as an executive officer of a company that is a supplier of nutrition bars and related products to the Company for resale. The director departed employment from this supplier on February 28, 2023. The cost of sales recognized from this supplier was $3.4 million from the beginning of the second quarter of 2022 through January 1, 2023.

19. Commitments and Contingencies

Commitments

Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced, were $584.1 million as of December 31, 2023.

In addition to its lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 31, 2023, total future purchase commitments under noncancelable service and supply contracts were $28.6 million.

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

20. Capital Stock

Common stock

As of December 31, 2023, 101,211,984 shares of the Company’s common stock were issued and outstanding after the repurchase and retirement of 5,864,246 shares during 2023, as described below. As of December 31, 2023, 5,874,286 shares of common stock are reserved for issuance under the 2022 Incentive Plan (see Note 26, “Share-Based Compensation”).

The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2023, 2022 and 2021:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Options exercised	637,387	218,509	115,123
Other share issuances under stock plans	811,729	636,955	462,173

Share Repurchases

On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of December 31, 2023:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$391,619	$208,381

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

Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 31, 2023	January 1, 2023
Number of common shares acquired	5,864,246	6,897,082
Average price per common share acquired	$35.00	$28.99
Total cost of common shares acquired	$205,262	$199,980

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased during 2023 included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

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

21. Net Income per Share

The computation of basic net income per share is based on the number of weighted average shares outstanding during the period. The computation of diluted net income per share includes the dilutive effect of share equivalents consisting of incremental shares deemed outstanding from the assumed exercise of options and unvested RSUs. PSAs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Basic net income per share:
Net income	$258,856	$261,164	$244,157
Weighted average shares outstanding - basic	102,479	108,232	115,377
Basic net income per share	$2.53	$2.41	$2.12
Diluted net income per share:
Net income	$258,856	$261,164	$244,157
Weighted average shares outstanding - basic	102,479	108,232	115,377
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	343	337	215
RSUs	524	394	390
PSAs	44	176	95
Weighted average shares and equivalent shares outstanding - diluted	103,390	109,139	116,077
Diluted net income per share	$2.50	$2.39	$2.10

For the year ended December 31, 2023, the Company had 0.2 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended January 1, 2023 the Company had 0.2 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended January 2, 2022, the Company had 0.5 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

22. Derivative Financial Instruments

The Company did not have any outstanding interest rate swap agreements as of December 31, 2023 and January 1, 2023.

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

The gain or loss on these derivative instruments was recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to Interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Consolidated Statements of Income Classification
Interest expense, net	$—	$2,021	$5,778

23. Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) for the year ended January 1, 2023:

Cash Flow Hedges
Balance at January 2, 2022	$(3,758)
Other comprehensive income, net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,819	5,259
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($520)	(1,501)
Total other comprehensive income	3,758
Balance at January 1, 2023	$—

Amounts reclassified from accumulated other comprehensive income (loss) to net income were included within Interest expense, net on the consolidated statements of income.

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

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of goodwill, intangible assets, and long-lived assets.

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and January 1, 2023:

December 31, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$125,000	$—	$125,000
Total financial liabilities	$—	$125,000	$—	$125,000

January 1, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$250,000	$—	$250,000
Total financial liabilities	$—	$250,000	$—	$250,000

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

Cash, cash equivalents, and restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of December 31, 2023 and January 1, 2023.

25. Segments

The Company has one operating segment, and therefore, one reportable segment: healthy grocery stores.

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat and meat alternatives, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

In accordance with ASC 606, the following table represents a disaggregation of revenue for 2023, 2022 and 2021:

	Year Ended
	December 31, 2023		January 1, 2023		January 2, 2022
Perishables	$3,915,971	57.3%	$3,717,642	58.0%	$3,518,181	57.7%
Non-Perishables	2,921,413	42.7%	2,686,581	42.0%	2,581,688	42.3%
Net Sales	$6,837,384	100.0%	$6,404,223	100.0%	$6,099,869	100.0%

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

Awards Granted under the 2022 Incentive Plan

The Company granted the following awards during 2023 and 2022 under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 14, 2023	491,729	172,059	221,085
May 1, 2023	2,931	—	—
June 7, 2023	1,271	—	—
September 5, 2023	6,408	—	—
September 11, 2023	10,204	—	—
October 30, 2023	1,512	—	—
Total	514,055	172,059	221,085
Weighted-average grant date fair value	$33.21	$32.95	$12.63
Weighted-average exercise price	—	—	$32.95

Grant Date	RSUs	PSAs	Options
June 7, 2022	58,057	—	—
September 7, 2022	21,598	—	—
October 10, 2022	6,506	—	—
Total	86,161	—	—
Weighted-average grant date fair value	$27.74	$—	$—
Weighted-average exercise price	—	—	—

The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of December 31, 2023, there were 855,911 stock awards outstanding and 5,874,286 shares remaining available for issuance under the 2022 Incentive Plan.

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

The Company granted the following awards during 2022 under the 2013 Incentive Plan:

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

The estimated weighted average fair values of options granted during 2023, 2022 and 2021 were $12.63, $10.58 and $7.66, respectively, and were calculated using the following assumptions in the table below:

	2023	2022	2021
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	39.48%	36.59%	36.35%
Risk free interest rate	3.78%	2.12%	0.83%
Expected term, in years	4.50	4.50	4.50

The grant date weighted average fair value of the 0.4 million options issued but not vested as of December 31, 2023 was $10.84. The grant date weighted average fair value of the 1.0 million options issued but not vested as of January 1, 2023 was $6.66. The grant date weighted average fair value of the 1.1 million options issued but not vested as of January 2, 2022 was $5.81.

The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Grant date weighted average fair value of options granted	$12.63	$10.58	$7.66
Grant date weighted average fair value of options forfeited	$10.98	$8.66	$7.10

Expected volatility for option grants and modifications are calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $12.2 million, $1.8 million, and $0.7 million for 2023, 2022 and 2021, respectively.

The following table summarizes option activity during 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,318,158	$20.93
Granted	221,085	32.95
Forfeited	(47,481)	30.87
Exercised	(637,387)	17.97		$12,151
Outstanding at December 31, 2023	854,375	25.70	4.53	$19,938
Exercisable—December 31, 2023	424,598	20.82	3.61	$11,983
Vested/Expected to vest—December 31, 2023	854,375	$25.70	4.53	$19,938

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

The fair value for restricted stock units is calculated based on the closing stock price on the date of grant. The total grant date fair value of RSUs vested during 2023, 2022 and 2021 was $13.3 million, $9.2 million and $8.8 million, respectively.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2023, 2022 and 2021:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
RSUs awarded	$33.21	$31.01	$24.11

The following table summarizes RSU activity during 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	972,583	$26.94
Awarded	514,055	33.21
Vested	(543,030)	24.44
Forfeited	(75,412)	31.84
Outstanding at December 31, 2023	868,196	$31.79

PSAs

PSAs granted in 2019 were subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2021 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2021 EBIT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2022). During the year ended January 1, 2023, 208,172 of the 2019 PSAs vested. There were no outstanding 2019 PSAs as of December 31, 2023.

PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2022 EBT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2023). During the year ended December 31, 2023, 268,699 of the 2020 PSAs vested. There were no outstanding 2020 PSAs as of December 31, 2023.

PSAs granted in 2021 are subject to the Company achieving certain EBIT performance targets for the 2023 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. Subsequent to December 31, 2023, the performance conditions with respect to 2023 EBIT were deemed not to have been met. Accordingly, no performance shares will vest on the third anniversary of the grant date (March 2024).

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

The total grant date fair value of PSAs granted during 2023 was $5.7 million. The total grant date fair value of PSAs vested during 2023 was $4.5 million. The total grant date fair value of performance shares forfeited or not earned during 2023 was $1.1 million. The total grant date fair value of the 0.4 million PSAs issued but not released as of December 31, 2023 was $12.9 million.

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

The following table summarizes PSA activity during 2023:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	460,106	$24.12
Awarded	172,059	32.95
Vested	(268,699)	16.83
Forfeited	(34,954)	32.18
PSAs earned	107,998	16.91
PSAs not earned	—	—
Outstanding at December 31, 2023	436,510	$29.66

Share-Based Compensation Expense

The Company presents share-based compensation expense in Selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Share-based compensation expense	$18,898	$16,603	$15,883
Income tax benefit	(3,007)	(2,495)	(2,450)
Net share-based compensation expense	$15,891	$14,108	$13,433

As of December 31, 2023, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$2,845	1.4
RSUs	15,667	1.4
PSAs	4,611	1.2
Total unrecognized compensation expense at December 31, 2023	$23,123

During 2023, 2022 and 2021, the Company received $11.5 million, $5.0 million and $2.2 million in cash proceeds from the exercise of options, respectively.

The Company recorded tax benefits of $5.0 million, $1.7 million and $0.2 million during 2023, 2022 and 2021, respectively, resulting from share-based awards.

27. Store Closures

In February 2023, the Company's board of directors approved the closing of 11 stores, all of which were closed during 2023. These stores, on average, were approximately 30% larger than the Company's current prototype format and were underperforming financially. The closure of these stores resulted in a charge of $27.8 million in 2023 related to the impairment of leasehold improvements and right-of-use assets and is reflected in Store closure and other costs, net on the consolidated statements of income. The impairment charge represented the excess of the carrying value over the estimated fair value of each store's asset group. Accelerated depreciation on the closed stores' assets during 2023 was $5.9 million, and is reflected in Depreciation and amortization on the consolidated statements of income. Severance expense was immaterial.

28. Business Combination

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

The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires that the purchase price be allocated to the assets and liabilities acquired based on their estimated fair values as of the acquisition date. Acquisition-related costs were immaterial and were expensed as incurred. The financial results of the acquired stores have been included in the Company’s consolidated financial statements from the date of acquisition. The acquired stores' results of operations were not material to the Company's consolidated results during the fiscal year ended December 31, 2023.

The net purchase price was allocated to the net tangible assets of ($4.9) million and a reacquired right intangible asset of $23.1 million based on their preliminary fair values on the acquisition date. The remaining unallocated net purchase price of $12.9 million was recorded as goodwill. Goodwill represents the future economic benefits to the Company from the acquisition, which include the Company's ability to fully control the Sprouts Farmers Market brand by termination of the legacy trademark license agreement and allowing further expansion opportunities in Southern California. The goodwill is not expected to be deductible for tax purposes. There have been no material changes to the purchase price allocation originally recorded in the first quarter of 2023. The provisional fair value estimates are subject to adjustment as additional information is obtained within the measurement period, which may not exceed twelve months from the acquisition date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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
2.
Financial Statement Schedules: No schedules are required.
3.
Exhibits: See Item 15(b) below.

(b)
Exhibits:

Exhibit Number	Description

2.1	Plan of Conversion of Sprouts Farmers Markets, LLC (1)

3.1	Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Second Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (2)

4.1*	Description of Sprouts Farmers Market, Inc. Securities (2)

10.1*	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (3)

10.1.1*	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.1.2(a)*	Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.1.2(b)*	2019 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (5)

10.1.2(c)*	2021 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Financial Officer (6)

10.1.2(d)*	2022 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for President and Chief Operating Officer (7)

10.1.3(a)*	2018 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (8)

10.1.3(b)*	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (9)

10.1.3(c)*	2019 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan for Chief Executive Officer (5)

10.1.3(d)*	2020 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (10)

10.1.3(e)*	2021 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (11)

10.1.3(f)*	2022 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (12)

10.1.4*	Form Notice of Amendment to Outstanding Awards granted under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (13)

10.2†	Distribution Agreement, dated as of July 18, 2018, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (14)

10.3*	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (15)

10.4

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

Corp., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers (16)

10.5*	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (17)

10.6*	Amended and Restated Executive Severance and Change in Control Plan (18)

10.7†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (19)

10.8*	Offer Letter from Sprouts Farmers Market, Inc., to Nicholas Konat, dated January 25, 2022 (7)

10.9*	Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.1(a)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.1(b)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan for Board of Directors (2)

10.9.2*	2022 Form of Performance Share Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.3*	Form of Stock Option Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.4*	2023 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (20)

10.10*	Sprouts Farmers Market, Inc. Annual Bonus Plan (2)

10.11*	Offer Letter from Sprouts Farmers Market, Inc. to Curtis Valentine, signed October 27, 2023 (21)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Sprouts Farmers Market, Inc. Compensation Recoupment Policy adopted November 15, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(2)
Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2023, and incorporated herein by reference.
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
(20)
Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2023, and incorporated herein by reference.
(21)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2023, and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 22, 2024	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2024

/s/ Curtis Valentine Curtis Valentine	Chief Financial Officer (Principal Financial Officer)	February 22, 2024

/s/ Stacy W. Hilgendorf Stacy W. Hilgendorf	Vice President, Controller (Principal Accounting Officer)	February 22, 2024

/s/ Joseph Fortunato Joseph Fortunato	Chairman of the Board	February 22, 2024

/s/ Joel D. Anderson Joel D. Anderson	Director	February 22, 2024

/s/ Hari K. Avula Hari K. Avula	Director	February 22, 2024

/s/ Kristen E. Blum Kristen E. Blum	Director	February 22, 2024

/s/ Terri Funk Graham Terri Funk Graham	Director	February 22, 2024

/s/ Joseph D. O’Leary Joseph D. O’Leary	Director	February 22, 2024

/s/ Douglas G. Rauch Douglas G. Rauch	Director	February 22, 2024