Form 10-Q
period 2024-03-31
Sprouts Farmers Market, Inc.
filed 2024-05-01
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2024, the registrant had 100,477,263 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$312,276	$201,794
Accounts receivable, net	36,306	30,313
Inventories	316,202	323,198
Prepaid expenses and other current assets	32,710	48,467
Total current assets	697,494	603,772
Property and equipment, net of accumulated depreciation	809,481	798,707
Operating lease assets, net	1,363,341	1,322,854
Intangible assets	208,060	208,060
Goodwill	381,750	381,741
Other assets	12,289	12,294
Total assets	$3,472,415	$3,327,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,434	$179,927
Accrued liabilities	190,217	164,887
Accrued salaries and benefits	57,084	74,752
Accrued income tax	8,869	—
Current portion of operating lease liabilities	127,255	126,271
Current portion of finance lease liabilities	1,089	1,032
Total current liabilities	585,948	546,869
Long-term operating lease liabilities	1,441,068	1,399,676
Long-term debt and finance lease liabilities	133,375	133,685
Other long-term liabilities	37,557	36,270
Deferred income tax liability	63,440	62,381
Total liabilities	2,261,388	2,178,881
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,802,152 shares issued and outstanding, March 31, 2024; 101,211,984 shares issued and outstanding, December 31, 2023	101	101
Additional paid-in capital	783,593	774,834
Retained earnings	427,333	373,612
Total stockholders’ equity	1,211,027	1,148,547
Total liabilities and stockholders’ equity	$3,472,415	$3,327,428
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Net sales	$1,883,808	$1,733,310
Cost of sales	1,161,495	1,083,248
Gross profit	722,313	650,062
Selling, general and administrative expenses	539,771	486,195
Depreciation and amortization (exclusive of depreciation included in cost of sales)	32,232	34,068
Store closure and other costs, net	2,044	28,277
Income from operations	148,266	101,522
Interest expense, net	818	2,220
Income before income taxes	147,448	99,302
Income tax provision	33,348	23,142
Net income	$114,100	$76,160
Net income per share:
Basic	$1.13	$0.73
Diluted	$1.12	$0.73
Weighted average shares outstanding:
Basic	101,071	103,827
Diluted	102,024	104,876
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
For the thirteen weeks ended March 31, 2024

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2023	101,211,984	$101	$774,834	$373,612	$1,148,547
Net income	—	—	—	114,100	114,100
Issuance of shares under stock plans	547,948	1	2,282	—	2,283
Repurchase and retirement of common stock, including excise tax	(957,780)	(1)	—	(60,379)	(60,380)
Share-based compensation	—	—	6,477	—	6,477
Balances at March 31, 2024	100,802,152	$101	$783,593	$427,333	$1,211,027

For the thirteen weeks ended April 2, 2023

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2023	105,072,756	$105	$726,345	$320,012	$1,046,462
Net income	—	—	—	76,160	76,160
Issuance of shares under stock plans	882,014	1	5,487	—	5,488
Repurchase and retirement of common stock, including excise tax	(3,038,411)	(3)	—	(99,168)	(99,171)
Share-based compensation	—	—	3,852	—	3,852
Issuance of shares for acquisition	554,358	1	18,138	—	18,139
Balances at April 2, 2023	103,470,717	$104	$753,822	$297,004	$1,050,930
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Operating activities
Net income	$114,100	$76,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,522	34,912
Operating lease asset amortization	32,303	30,696
Impairment of assets	—	27,845
Share-based compensation	6,477	3,852
Deferred income taxes	1,072	(386)
Other non-cash items	496	14
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	8,601	6,241
Inventories	6,996	5,400
Prepaid expenses and other current assets	14,691	9,528
Other assets	924	2,609
Accounts payable	28,899	27,006
Accrued liabilities	17,642	(2,024)
Accrued salaries and benefits	(17,667)	(13,712)
Accrued income tax	8,869	5,456
Operating lease liabilities	(36,580)	(33,956)
Other long-term liabilities	(1,650)	179
Cash flows from operating activities	219,695	179,820
Investing activities
Purchases of property and equipment	(51,241)	(47,044)
Payments for acquisition, net of cash acquired	—	(13,042)
Cash flows used in investing activities	(51,241)	(60,086)
Financing activities
Payments on revolving credit facilities	—	(25,000)
Payments on finance lease liabilities	(253)	(219)
Repurchase of common stock	(60,000)	(98,349)
Proceeds from exercise of stock options	2,283	5,488
Cash flows used in financing activities	(57,970)	(118,080)
Increase in cash, cash equivalents, and restricted cash	110,484	1,654
Cash, cash equivalents, and restricted cash at beginning of the period	203,870	295,192
Cash, cash equivalents, and restricted cash at the end of the period	$314,354	$296,846

Supplemental disclosure of cash flow information
Cash paid for interest	$2,411	$3,641
Cash refunded for income taxes	151	54

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$23,599	$20,924
Issuance of shares for acquisition	—	18,139
Excise tax accrued on repurchase of common stock	2,146	822
Leased assets obtained in exchange for new operating lease liabilities	72,791	138,662
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of March 31, 2024, the Company operated 414 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023 (“fiscal year 2023”) included in the Company’s Annual Report on Form 10-K, filed on February 22, 2024.
The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending December 29, 2024 (“fiscal year 2024”) and fiscal year 2023 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years (in which the fourth quarter has 14 weeks).
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

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Beginning Balance	$10,566	$10,906
Gift cards issued during the period but not redeemed(1)	1,166	1,222
Revenue recognized from beginning liability	(2,532)	(2,582)
Ending Balance	$9,200	$9,546
(1)net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of March 31, 2024.
Restricted Cash
Restricted cash relates to the Company's defined benefit plan forfeitures and the Company's healthcare, general liability and workers’ compensation plan benefits of $2.1 million as of March 31, 2024 and December 31, 2023. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.
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
No other new accounting pronouncements issued or effective during the thirteen weeks ended March 31, 2024 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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
The following tables present the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

March 31, 2024	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$125,000	$—	$125,000
Total financial liabilities	$—	$125,000	$—	$125,000

December 31, 2023	Level 1	Level 2	Level 3	Total
Long-term debt	$—	$125,000	$—	$125,000
Total financial liabilities	$—	$125,000	$—	$125,000
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
Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of March 31, 2024 and December 31, 2023.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Long-Term Debt and Finance Lease Liabilities
A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	March 31, 2024	December 31, 2023
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$125,000	$125,000
Finance lease liabilities	Various	n/a	8,375	8,685
Long-term debt and finance lease liabilities			$133,375	$133,685
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
The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $21.3 million have been issued as of March 31, 2024 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of March 31, 2024, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum.
As of March 31, 2024, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.
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
During the thirteen weeks ended March 31, 2024, the Company made no additional borrowings or principal payments, resulting in total outstanding debt under the Credit Agreement of $125.0 million as of March 31, 2024. During 2023, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in total outstanding debt under the Credit Agreement of $125.0 million as of December 31, 2023.
Covenants
The Credit Agreement contains financial, affirmative and negative covenants. The negative covenants include, among other things, limitations on the Company’s ability to:
•incur additional indebtedness;
•grant additional liens;
•enter into sale-leaseback transactions;
•make loans or investments;
•merge, consolidate or enter into acquisitions;
•pay dividends or distributions;
•enter into transactions with affiliates;
•enter into new lines of business;
•modify the terms of certain debt or other material agreements; and
•change its fiscal year.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of March 31, 2024.
5. Income Taxes
The Company’s effective tax rate decreased to 22.6% for the thirteen weeks ended March 31, 2024, compared to 23.3% for the thirteen weeks ended April 2, 2023. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits associated with share-based payment awards. The income tax effect resulting from excess tax benefits of share-based payment awards was $4.5 million and $2.6 million for the thirteen weeks ended March 31, 2024 and April 2, 2023, respectively.
The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate.
6. Related Party Transactions
During the thirteen weeks ended March 31, 2024, the Company did not have any material related party transactions.
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
8. Stockholders’ Equity
Share Repurchases
On March 2, 2022, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. This authorization replaced the Company's then-existing share repurchase authorization of $300 million that was due to expire on March 3, 2024, of which $99.8 million remained available upon its replacement. No further shares may be repurchased under the $300 million authorization. The following table outlines the common stock share repurchase program authorized by the Company’s board of directors and the related repurchase activity and available authorization as of March 31, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$451,619	$148,381

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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Number of common shares acquired	957,780	3,038,411
Average price per common share acquired	$63.04	$32.64
Total cost of common shares acquired	$60,380	$99,171
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to March 31, 2024 and through the date of this filing, the Company repurchased an additional 0.3 million shares of common stock for $21.5 million, excluding excise tax.
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
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Basic net income per share:
Net income	$114,100	$76,160
Weighted average shares outstanding - basic	101,071	103,827
Basic net income per share	$1.13	$0.73
Diluted net income per share:
Net income	$114,100	$76,160
Weighted average shares outstanding - basic	101,071	103,827
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	404	395
RSUs	549	481
PSAs	—	173
Weighted average shares and equivalent shares outstanding - diluted	102,024	104,876
Diluted net income per share	$1.12	$0.73

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the thirteen weeks ended March 31, 2024, the Company had 0.1 million options, 0.3 million RSUs and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended April 2, 2023, the Company had 0.4 million options, 0.4 million RSUs and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
10. Segments
The Company has one operating segment and, therefore, one reportable segment: healthy grocery stores.
The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat and meat alternatives, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen weeks ended March 31, 2024 and April 2, 2023:

	Thirteen weeks ended
	March 31, 2024		April 2, 2023
Perishables	$1,069,730	56.8%	$999,575	57.7%
Non-Perishables	814,078	43.2%	733,735	42.3%
Net Sales	$1,883,808	100.0%	$1,733,310	100.0%
11. Share-Based Compensation
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
Awards Granted under the 2022 Incentive Plan
During the thirteen weeks ended March 31, 2024, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 19, 2024	272,855	103,584	135,783
Total	272,855	103,584	135,783
Weighted-average grant date fair value	$61.15	$61.15	$23.50
Weighted-average exercise price	$—	$—	$61.15

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of March 31, 2024, there were 1,134,570 stock awards outstanding and 5,517,416 shares remaining available for issuance under the 2022 Incentive Plan.
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
PSAs
PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2022 EBT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2023). There were no outstanding 2020 PSAs as of March 31, 2024.
PSAs granted in 2021 were subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2023 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2023 EBIT were deemed not to have been met. Accordingly, no PSAs vested on the third anniversary of the grant date (March 2024). There were no outstanding 2021 PSAs as of March 31, 2024.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
PSAs granted in 2024 are subject to the Company achieving certain EBIT performance targets for the 2026 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2027).
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Share-based compensation expense	$6,477	$3,852
The following share-based awards were outstanding under the 2022 and 2013 Incentive Plans as of March 31, 2024 and April 2, 2023:

	As of
	March 31, 2024	April 2, 2023

	(in thousands)
Options
Vested	567	740
Unvested	338	481
RSUs	669	1,156
PSAs	395	471
As of March 31, 2024, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,458	2.2
RSUs	28,551	2.0
PSAs	13,600	1.9
Total unrecognized compensation expense at March 31, 2024	$47,609
During the thirteen weeks ended March 31, 2024 and April 2, 2023, the Company received $2.3 million and $5.5 million, respectively, in cash proceeds from the exercise of options.
12. Goodwill
The Company’s goodwill balance was $381.8 million and $381.7 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023. For further details, see Note 14, "Business Combination".

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Store Closures
In February 2023, the Company's board of directors approved the closing of 11 stores, all of which were closed during 2023. These stores, on average, were approximately 30% larger than the Company's current prototype format and were underperforming financially. The closure of these stores resulted in a charge of $27.8 million during the thirteen weeks ended April 2, 2023 related to the impairment of leasehold improvements and right-of-use assets and was reflected in Store closure and other costs, net on the consolidated statements of income. The impairment charge represented the excess of the carrying value over the estimated fair value of each store's asset group. Accelerated depreciation on the closed stores' assets during 2023 was $5.9 million, of which $4.0 million was incurred during the thirteen weeks ended April 2, 2023 and was reflected in Depreciation and amortization on the consolidated statements of income. Severance expense during 2023 was immaterial.
14. Business Combination
On March 20, 2023, the Company completed its acquisition of Ronald Cohn, Inc., a corporation that owned two stores located in California operating under the ‘Sprouts Farmers Market’ name pursuant to a legacy trademark license arrangement. The aggregate consideration paid in the transaction consisted of 0.6 million of the Company’s common shares valued at $18.1 million using the closing price of the Company's common stock on March 20, 2023 and cash consideration of $13.0 million.
The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires that the purchase price be allocated to the assets and liabilities acquired based on their estimated fair values as of the acquisition date. Acquisition-related costs were immaterial and were expensed as incurred. The financial results of the acquired stores have been included in the Company’s consolidated financial statements from the date of acquisition. The acquired stores' results of operations were not material to the Company's consolidated results.
The net purchase price was allocated to the net tangible assets of ($4.9) million and a reacquired right intangible asset of $23.1 million based on their fair values on the acquisition date. The remaining unallocated net purchase price of $12.9 million was recorded as goodwill. Goodwill represents the future economic benefits to the Company from the acquisition, which include the Company's ability to fully control the Sprouts Farmers Market brand by termination of the legacy trademark license agreement and allowing further expansion opportunities in Southern California. The goodwill is not expected to be deductible for tax purposes. The final allocation of the purchase price consideration to the assets acquired and liabilities assumed has been completed and included an immaterial amount of measurement period adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2023 fiscal year, filed on February 22, 2024 (“Form 10-K”) with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 414 stores in 23 states as of March 31, 2024, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
Our Growth Strategy
We continue to execute on our long-term growth strategy that we believe is transforming our company and driving profitable growth, focusing on the following areas:
•Win with Target Customers. We are focusing attention on our target customers, identified through research as ‘health enthusiasts’ and ‘selective shoppers’, where there is ample opportunity to gain share within these customer segments. We believe our business can continue to grow by leveraging existing strengths in a unique assortment of better-for-you, quality products and by providing a full omnichannel offering through delivery or pickup via our website or the Sprouts app.
•Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through March 31, 2024, we opened 49 new stores and remodeled one store featuring our new format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. Following the opening of two fresh distribution centers in fiscal 2021 and the relocation of our Southern California distribution center, closure of our Georgia distribution center and partnership with a third-party fresh distribution center in the Northeast in fiscal 2023, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of March 31, 2024.
•Refine Brand and Marketing Approach. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are increasing our use of data analytics and insights. We believe this data-driven intelligence will increase customer engagement through personalization efforts with digital and social connections to drive additional sales growth and loyalty.
•Inspire and Engage Our Talent to Create a Best Place to Work. Subsequent to the initial launch of our long-term growth strategy, we have added the focus area of inspiring and engaging our talent through our culture, acquisition and development and total rewards program to attract and retain the talent we believe we need to execute on our strategic goals and transform our company into a premier place to work.

•Deliver on Financial Targets and Box Economics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. With the implementation of our strategy beginning in 2020, we have significantly improved our margin structure above our 2019 baseline.
Results of Operations for Thirteen Weeks Ended March 31, 2024 and April 2, 2023
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,883,808	$1,733,310
Cost of sales	1,161,495	1,083,248
Gross profit	722,313	650,062
Selling, general and administrative expenses	539,771	486,195
Depreciation and amortization (exclusive of depreciation included in cost of sales)	32,232	34,068
Store closure and other costs, net	2,044	28,277
Income from operations	148,266	101,522
Interest expense, net	818	2,220
Income before income taxes	147,448	99,302
Income tax provision	33,348	23,142
Net income	$114,100	$76,160

Weighted average shares outstanding - basic	101,071	103,827
Diluted effect of equity-based awards	953	1,049
Weighted average shares and equivalent shares outstanding - diluted	102,024	104,876
Diluted net income per share	$1.12	$0.73

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Other Operating Data:
Comparable store sales growth	4.0%	3.1%
Stores at beginning of period	407	386
Closed	—	(1)
Opened	7	8
Acquired	—	2
Stores at end of period	414	395

Comparison of Thirteen Weeks Ended March 31, 2024 to Thirteen Weeks Ended April 2, 2023

Net sales

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Net sales	$1,883,808	$1,733,310	$150,498	9%
Comparable store sales growth	4.0%	3.1%
Net sales during the thirteen weeks ended March 31, 2024 totaled $1.9 billion, an increase of $150.5 million or 9%, compared to the thirteen weeks ended April 2, 2023. The sales increase was driven by sales from new stores opened in the last twelve months and a 4.0% increase in comparable store sales. Comparable stores contributed approximately 94% of total sales for the thirteen weeks ended March 31, 2024 and approximately 97% of total sales for the thirteen weeks ended April 2, 2023.
Cost of sales and gross profit

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Net sales	$1,883,808	$1,733,310	$150,498	9%
Cost of sales	1,161,495	1,083,248	78,247	7%
Gross profit	722,313	650,062	72,251	11%
Gross margin	38.3%	37.5%	0.8%
Gross profit totaled $722.3 million during the thirteen weeks ended March 31, 2024, an increase of $72.3 million or 11%, compared to the thirteen weeks ended April 2, 2023, driven by increased sales volume. Gross margin increased by 0.8% to 38.3% for the thirteen weeks ended March 31, 2024, compared to 37.5% for the thirteen weeks ended April 2, 2023, primarily driven by improved shrink management and continued promotional optimization efforts.
Selling, general and administrative expenses

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Selling, general and administrative expenses	$539,771	$486,195	$53,576	11%
Percentage of net sales	28.7%	28.1%	0.6%
Selling, general and administrative expenses increased $53.6 million or 11%, compared to the thirteen weeks ended April 2, 2023. The increase was primarily due to the increase in new stores opened since the end of the same period of the prior year. As a percentage of net sales, selling, general and administrative expenses increased primarily due to higher holiday pay related to calendar shift in the New Year's Day holiday and higher incentive compensation costs and ecommerce fees due to strong sales performance.

Depreciation and amortization

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Depreciation and amortization	$32,232	$34,068	$(1,836)	(5)%
Percentage of net sales	1.7%	2.0%	(0.3)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $32.2 million for the thirteen weeks ended March 31, 2024, compared to $34.1 million for the thirteen weeks ended April 2, 2023. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores. Depreciation and amortization for the thirteen weeks ended April 2, 2023 was inclusive of $4.0 million in accelerated depreciation in connection with the decision to close certain underperforming stores during 2023. See Note 13, “Store Closures” of our unaudited consolidated financial statements.
Store closure and other costs, net

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Store closure and other costs, net	$2,044	$28,277	$(26,233)	(93)%
Percentage of net sales	0.1%	1.6%	(1.5)%
Store closure and other costs, net for the thirteen weeks ended March 31, 2024 of $2.0 million was primarily related to ongoing occupancy costs associated with our closed store locations. Store closure and other costs, net for the thirteen weeks ended April 2, 2023 of $28.3 million primarily consisted of $27.8 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets in connection with the decision to close certain underperforming stores during 2023. See Note 13, “Store Closures” of our unaudited consolidated financial statements.
Interest expense, net

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Long-term debt	$2,202	$3,482	$(1,280)	(37)%
Finance leases	196	205	(9)	(4)%
Deferred financing costs	193	193	—	0%
Interest income and other	(1,773)	(1,660)	(113)	7%
Total interest expense, net	$818	$2,220	$(1,402)	(63)%
Interest expense, net decreased to $0.8 million for the thirteen weeks ended March 31, 2024, compared to $2.2 million for the thirteen weeks ended April 2, 2023, primarily due to lower average debt outstanding. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	5.0%
Enhanced charitable contributions	(1.0)%	(1.1)%
Federal credits	(0.4)%	(0.4)%
Share-based payment awards	(3.0)%	(2.6)%
Non-deductible Executive Compensation	1.0%	1.1%
Other, net	—%	0.3%
Effective tax rate	22.6%	23.3%
The effective tax rate decreased to 22.6% for the thirteen weeks ended March 31, 2024 from 23.3% for the thirteen weeks ended April 2, 2023. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits associated with share-based payment awards.
Net income

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Net income	$114,100	$76,160	$37,940	50%
Percentage of net sales	6.1%	4.4%	1.7%
Net income increased $37.9 million primarily due to higher gross profit and lower store closure and other costs, net, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirteen weeks ended
	March 31, 2024	April 2, 2023	Change	% Change
Diluted earnings per share	$1.12	$0.73	$0.39	53%
Diluted weighted average shares outstanding	102,024	104,876	(2,852)
The increase in diluted earnings per share of $0.39 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.
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
Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	March 31, 2024	April 2, 2023
	(dollars in thousands)
Net income (1)	$296,797	$249,018
Special items, net of tax (2), (3)	7,751	26,521
Interest expense, net of tax (3)	3,852	6,168
Net operating profit after tax (NOPAT)	$308,400	$281,707

Total rent expense, net of tax (3)	181,856	157,944
Estimated depreciation on operating leases, net of tax (3)	(101,175)	(89,396)
Estimated interest on operating leases, net of tax (3), (4)	80,681	68,548
NOPAT, including effect of operating leases	$389,081	$350,255

Average working capital	217,750	283,293
Average property and equipment	767,059	704,649
Average other assets	602,634	575,722
Average other liabilities	(98,576)	(98,409)
Average invested capital	$1,488,867	$1,465,255

Average operating leases (5)	1,480,590	1,287,831
Average invested capital, including operating leases	$2,969,457	$2,753,086

ROIC, including operating leases	13.1%	12.7%
(1)Net income amounts represent total net income for the past four trailing quarters.
(2)Special items related to store closure, supply chain transition and acquisition related charges net of tax.
(3)Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(4)2024 and 2023 estimated interest on operating leases is calculated by multiplying operating leases by the 7.2% and 7.1% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(5)Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.

Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Cash, cash equivalents and restricted cash at end of period	$314,354	$296,846
Cash flows from operating activities	$219,695	$179,820
Cash flows used in investing activities	$(51,241)	$(60,086)
Cash flows used in financing activities	$(57,970)	$(118,080)
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
Operating Activities
Cash flows from operating activities increased $39.9 million to $219.7 million for the thirteen weeks ended March 31, 2024 compared to $179.8 million for the thirteen weeks ended April 2, 2023. The increase in cash flows from operating activities was primarily a result of favorable changes in working capital of $30.1 million and higher net income adjusted for non-cash items of $15.9 million.
Cash flows provided by operating activities from changes in working capital were $68.0 million in the thirteen weeks ended March 31, 2024 compared to $37.9 million in the thirteen weeks ended April 2, 2023. This $30.1 million increase in cash flow from changes in working capital was primarily attributable to a $19.7 million change in accrued liabilities primarily due to timing differences of payments for goods and services. Certain other immaterial items combined to result in an additional $10.4 million net increase in cash flows from changes in working capital.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $51.2 million and $60.1 million, for the thirteen weeks ended March 31, 2024 and thirteen weeks ended April 2, 2023, respectively. Cash flows used in investing activities during the thirteen weeks ended April 2, 2023 included our acquisition of Ronald Cohn, Inc. See Note 14, "Business Combination" of our unaudited consolidated financial statements.
We expect capital expenditures to be in the range of $225 - $245 million in 2024, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.

Financing Activities
Cash flows used in financing activities were $58.0 million for the thirteen weeks ended March 31, 2024 compared to $118.1 million for the thirteen weeks ended April 2, 2023. During the thirteen weeks ended March 31, 2024, cash flows used in financing activities primarily consisted of $60.0 million for stock repurchases, partially offset by $2.3 million in proceeds from the exercise of stock options.
During the thirteen weeks ended April 2, 2023, cash flows used in financing activities primarily consisted of $98.3 million for stock repurchases and $25.0 million in payments on our Credit Agreement, partially offset by $5.5 million in proceeds from the exercise of stock options.
Long-Term Debt and Credit Facilities
Long-term debt outstanding was $125.0 million as of March 31, 2024 and December 31, 2023.
See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of March 31, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$451,619	$148,381
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
Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 31, 2024	April 2, 2023
Number of common shares acquired	957,780	3,038,411
Average price per common share acquired	$63.04	$32.64
Total cost of common shares acquired	$60,380	$99,171
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to March 31, 2024 and through the date of this filing, we repurchased an additional 0.3 million shares of common stock for $21.5 million, excluding excise tax.

Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. There have been no material changes outside the normal course of business as of March 31, 2024 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates. Interest payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of March 31, 2024 and interest rates in effect at the time of this filing, are estimated to be approximately $20.8 million, with $8.0 million payable within 12 months.
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
There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended March 31, 2024. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. Based solely on the $125.0 million principal outstanding under our Credit Agreement as of March 31, 2024, each hundred basis point change in SOFR would result in a change in interest expense by $1.25 million annually.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended March 31, 2024, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended March 31, 2024.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
January 1, 2024 - January 28, 2024	—	$—	—	$208,381,000
January 29, 2024 - February 25, 2024	—	$—	—	$208,381,000
February 26, 2024 - March 31, 2024	957,780	$62.64	957,780	$148,381,000
Total	957,780		957,780
(1)Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2024.
(2)Average price paid per share includes costs associated with the purchases, but excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)On March 2, 2022, our board of directors authorized a $600 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through December 31, 2024, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
On March 11, 2024, Stacy Hilgendorf, our Vice President - Controller and Principal Accounting Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). The Rule 10b5-1 Trading Plan provides for the sale of up to 4,951 shares of the Company's common stock beginning June 10, 2024 through March 11, 2025.
On March 19, 2024, Jack Sinclair, our Chief Executive Officer and member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of up to 80,000 shares of the Company's common stock beginning June 20, 2024 through December 18, 2024.
During the first quarter of 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description

10.1	2024 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: May 1, 2024	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)