Form 10-Q
period 2024-06-30
Sprouts Farmers Market, Inc.
filed 2024-07-29
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2024, the registrant had 100,130,499 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$177,321	$201,794
Accounts receivable, net	31,381	30,313
Inventories	325,578	323,198
Prepaid expenses and other current assets	33,771	48,467
Total current assets	568,051	603,772
Property and equipment, net of accumulated depreciation	836,010	798,707
Operating lease assets, net	1,402,161	1,322,854
Intangible assets	208,060	208,060
Goodwill	381,750	381,741
Other assets	14,487	12,294
Total assets	$3,410,519	$3,327,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,773	$179,927
Accrued liabilities	193,814	164,887
Accrued salaries and benefits	69,656	74,752
Current portion of operating lease liabilities	126,395	126,271
Current portion of finance lease liabilities	1,119	1,032
Total current liabilities	549,757	546,869
Long-term operating lease liabilities	1,482,797	1,399,676
Long-term debt and finance lease liabilities	8,057	133,685
Other long-term liabilities	38,661	36,270
Deferred income tax liability	61,972	62,381
Total liabilities	2,141,244	2,178,881
Commitments and contingencies (Note 7)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,214,345 shares issued and outstanding, June 30, 2024; 101,211,984 shares issued and outstanding, December 31, 2023	100	101
Additional paid-in capital	791,364	774,834
Retained earnings	477,811	373,612
Total stockholders’ equity	1,269,275	1,148,547
Total liabilities and stockholders’ equity	$3,410,519	$3,327,428
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$1,893,519	$1,692,247	$3,777,327	$3,425,557
Cost of sales	1,175,154	1,066,275	2,336,649	2,149,523
Gross profit	718,365	625,972	1,440,678	1,276,034
Selling, general and administrative expenses	556,367	497,965	1,096,138	984,160
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,489	33,964	63,721	68,032
Store closure and other costs, net	3,192	2,427	5,236	30,704
Income from operations	127,317	91,616	275,583	193,138
Interest (income) expense, net	(139)	2,140	679	4,360
Income before income taxes	127,456	89,476	274,904	188,778
Income tax provision	32,167	22,142	65,515	45,284
Net income	$95,289	$67,334	$209,389	$143,494
Net income per share:
Basic	$0.95	$0.65	$2.08	$1.39
Diluted	$0.94	$0.65	$2.06	$1.38
Weighted average shares outstanding:
Basic	100,460	102,824	100,765	103,326
Diluted	101,196	103,514	101,647	104,240
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended June 30, 2024

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at March 31, 2024	100,802,152	$101	$783,593	$427,333	$1,211,027
Net income	—	—	—	95,289	95,289
Issuance of shares under stock plans	51,731	—	982	—	982
Repurchase and retirement of common stock, including excise tax	(639,538)	(1)	—	(44,811)	(44,812)
Share-based compensation	—	—	6,789	—	6,789
Balances at June 30, 2024	100,214,345	$100	$791,364	$477,811	$1,269,275

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2023	101,211,984	$101	$774,834	$373,612	$1,148,547
Net income	—	—	—	209,389	209,389
Issuance of shares under stock plans	599,679	1	3,264	—	3,265
Repurchase and retirement of common stock, including excise tax	(1,597,318)	(2)	—	(105,190)	(105,192)
Share-based compensation	—	—	13,266	—	13,266
Balances at June 30, 2024	100,214,345	$100	$791,364	$477,811	$1,269,275
For the thirteen and twenty-six weeks ended July 2, 2023

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at April 2, 2023	103,470,717	$104	$753,822	$297,004	$1,050,930
Net income	—	—	—	67,334	67,334
Issuance of shares under stock plans	150,298	—	1,750	—	1,750
Repurchase and retirement of common stock, including excise tax	(1,437,932)	(2)	—	(50,468)	(50,470)
Share-based compensation	—	—	5,609	—	5,609
Balances at July 2, 2023	102,183,083	$102	$761,181	$313,870	$1,075,153

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2023	105,072,756	$105	$726,345	$320,012	$1,046,462
Net income	—	—	—	143,494	143,494
Issuance of shares under stock plans	1,032,312	1	7,237	—	7,238
Repurchase and retirement of common stock, including excise tax	(4,476,343)	(5)	—	(149,636)	(149,641)
Share-based compensation	—	—	9,461	—	9,461
Issuance of shares for acquisition	554,358	1	18,138	—	18,139
Balances at July 2, 2023	102,183,083	$102	$761,181	$313,870	$1,075,153
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023
Operating activities
Net income	$209,389	$143,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	67,756	70,013
Operating lease asset amortization	65,489	62,331
Impairment of assets	—	27,845
Share-based compensation	13,266	9,461
Deferred income taxes	(396)	(5,953)
Other non-cash items	2,189	254
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	18,746	8,390
Inventories	(2,380)	(7,665)
Prepaid expenses and other current assets	13,947	9,915
Other assets	(125)	3,205
Accounts payable	(12,914)	3,374
Accrued liabilities	24,081	41,733
Accrued salaries and benefits	(5,095)	(2,561)
Operating lease liabilities	(83,952)	(68,986)
Other long-term liabilities	1,294	(69)
Cash flows from operating activities	311,295	294,781
Investing activities
Purchases of property and equipment	(108,925)	(98,683)
Payments for acquisition, net of cash acquired	—	(13,042)
Cash flows used in investing activities	(108,925)	(111,725)
Financing activities
Payments on revolving credit facilities	(125,000)	(75,000)
Payments on finance lease liabilities	(542)	(482)
Repurchase of common stock	(104,488)	(148,346)
Proceeds from exercise of stock options	3,265	7,238
Cash flows used in financing activities	(226,765)	(216,590)
Decrease in cash, cash equivalents, and restricted cash	(24,395)	(33,534)
Cash, cash equivalents, and restricted cash at beginning of the period	203,870	295,192
Cash, cash equivalents, and restricted cash at the end of the period	$179,475	$261,658

Supplemental disclosure of cash flow information
Cash paid for interest	$4,193	$7,517
Cash paid for income taxes	43,590	43,191

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$25,989	$26,818
Issuance of shares for acquisition	—	18,139
Excise tax accrued on repurchase of common stock	2,470	1,294
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	144,796	207,835
Leased assets obtained in exchange for new finance lease liabilities	—	809
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of June 30, 2024, the Company operated 419 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
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

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023
Beginning Balance	$10,566	$10,906
Gift cards issued during the period but not redeemed(1)	1,590	1,621
Revenue recognized from beginning liability	(3,330)	(3,562)
Ending Balance	$8,826	$8,965
(1)net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of June 30, 2024.
Restricted Cash
Restricted cash relates to the Company's defined benefit plan forfeitures and the Company's healthcare, general liability and workers’ compensation plan benefits of $2.2 million and $2.1 million as of June 30, 2024 and December 31, 2023. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU no. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update increase required disclosures about a public entity's reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM. The guidance will be effective beginning with the Company's Annual Report on Form 10-K for its fiscal year 2024 and for interim periods starting in the first quarter of its fiscal year 2025. Early adoption is permitted, and the guidance is required to be applied retrospectively. The Company expects this update to impact its segment disclosures but does not anticipate that this update will impact its results of operations, cash flows or financial condition.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU no. 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update enhance a public entity's annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance will be effective for the Company for its fiscal year 2025. Early adoption is permitted, and the guidance should be applied prospectively, with an option to apply it retrospectively. The Company expects this update to impact its income tax disclosures but does not anticipate that this update will impact its results of operations, cash flows or financial condition.
No other new accounting pronouncements issued or effective during the thirteen weeks ended June 30, 2024 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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
The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2024. The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2023:

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
Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the long-term debt approximated carrying value as of December 31, 2023.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Long-Term Debt and Finance Lease Liabilities
A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	June 30, 2024	December 31, 2023
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$—	$125,000
Finance lease liabilities	Various	n/a	8,057	8,685
Long-term debt and finance lease liabilities			$8,057	$133,685
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
The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $19.6 million have been issued as of June 30, 2024 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of June 30, 2024, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum. The Company had no loans outstanding under the Credit Agreement as of June 30, 2024.
As of June 30, 2024, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.
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
During the thirteen and twenty-six weeks ended June 30, 2024, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in no outstanding debt under the Credit Agreement as of June 30, 2024. During 2023, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in total outstanding debt under the Credit Agreement of $125.0 million as of December 31, 2023.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of June 30, 2024.
5. Income Taxes
The Company’s effective tax rate increased to 25.2% for the thirteen weeks ended June 30, 2024, compared to 24.7% for the thirteen weeks ended July 2, 2023. The increase in the effective tax rate was primarily due to a prior period refund of interest from amended returns, partially offset by a tempered impact to the effective tax rate for executive compensation due to increased pre-tax income. The income tax effect resulting from excess tax benefits of share-based payment awards was $0.6 million and $0.4 million for the thirteen weeks ended June 30, 2024 and July 2, 2023, respectively.
The Company’s effective tax rate decreased to 23.8% for the twenty-six weeks ended June 30, 2024, compared to 24.0% for the twenty-six weeks ended July 2, 2023. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits associated with share-based payment awards and a tempered impact to the effective tax rate for executive compensation due to increased pre-tax income, partially offset by a prior period refund of interest from amended returns. The income tax effect resulting from excess tax benefits of share-based payment awards was $5.1 million and $3.0 million for the twenty-six weeks ended June 30, 2024 and July 2, 2023, respectively.
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
7. Stockholders’ Equity
Share Repurchases
On May 22, 2024, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. This authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on December 31, 2024, of which $119.3 million remained available upon its replacement, and under which no further shares may be repurchased. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of June 30, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$15,393	$584,607

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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Number of common shares acquired	639,538	1,437,932	1,597,318	4,476,343
Average price per common share acquired	$70.07	$35.10	$65.86	$33.43
Total cost of common shares acquired	$44,812	$50,470	$105,192	$149,641
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to June 30, 2024 and through the date of this filing, the Company repurchased an additional 0.1 million shares of common stock for $7.4 million, excluding excise tax.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Basic net income per share:
Net income	$95,289	$67,334	$209,389	$143,494
Weighted average shares outstanding - basic	100,460	102,824	100,765	103,326
Basic net income per share	$0.95	$0.65	$2.08	$1.39
Diluted net income per share:
Net income	$95,289	$67,334	$209,389	$143,494
Weighted average shares outstanding - basic	100,460	102,824	100,765	103,326
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	447	303	436	353
RSUs	289	387	446	474
PSAs	—	—	—	87
Weighted average shares and equivalent shares outstanding - diluted	101,196	103,514	101,647	104,240
Diluted net income per share	$0.94	$0.65	$2.06	$1.38
For the thirteen weeks ended June 30, 2024, the Company had 0.1 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended July 2, 2023, the Company had 0.4 million options and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
For the twenty-six weeks ended June 30, 2024, the Company had 0.1 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended July 2, 2023, the Company had 0.4 million options and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023:

	Thirteen weeks ended
	June 30, 2024		July 2, 2023
Perishables	$1,090,974	57.6%	$971,249	57.4%
Non-Perishables	802,545	42.4%	720,998	42.6%
Net Sales	$1,893,519	100.0%	$1,692,247	100.0%

	Twenty-six weeks ended
	June 30, 2024		July 2, 2023
Perishables	$2,160,704	57.2%	$1,970,824	57.5%
Non-Perishables	1,616,623	42.8%	1,454,733	42.5%
Net Sales	$3,777,327	100.0%	$3,425,557	100.0%
10. Share-Based Compensation
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
Awards Granted under the 2022 Incentive Plan
During the twenty-six weeks ended June 30, 2024, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 19, 2024	272,855	103,584	135,783
June 4, 2024	1,538	—	—
Total	274,393	103,584	135,783
Weighted-average grant date fair value	$61.25	$61.15	$23.50
Weighted-average exercise price	$—	$—	$61.15
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of June 30, 2024, there were 1,080,489 stock awards outstanding and 5,584,937 shares remaining available for issuance under the 2022 Incentive Plan.

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
PSAs
PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2022 EBT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2023). There were no outstanding 2020 PSAs as of June 30, 2024.
PSAs granted in 2021 were subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2023 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2023 EBIT were deemed not to have been met. Accordingly, no PSAs vested on the third anniversary of the grant date (March 2024). There were no outstanding 2021 PSAs as of June 30, 2024.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Share-based compensation expense	$6,789	$5,609	$13,266	$9,461
The following share-based awards were outstanding under the 2022 and 2013 Incentive Plans as of June 30, 2024 and July 2, 2023:

	As of
	June 30, 2024	July 2, 2023
	(in thousands)
Options
Vested	527	641
Unvested	319	475
RSUs	633	1,084
PSAs	370	471
As of June 30, 2024, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,653	1.9
RSUs	23,837	1.8
PSAs	11,997	1.7
Total unrecognized compensation expense at June 30, 2024	$40,487
During the twenty-six weeks ended June 30, 2024 and July 2, 2023, the Company received $3.3 million and $7.2 million, respectively, in cash proceeds from the exercise of options.
11. Goodwill
The Company’s goodwill balance was $381.8 million and $381.7 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023. For further details, see Note 13, "Business Combination".

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Store Closures
In February 2023, the Company's board of directors approved the closing of 11 stores, all of which were closed during 2023. These stores, on average, were approximately 30% larger than the Company's current prototype format and were underperforming financially. The closure of these stores resulted in a charge of $27.8 million during the twenty-six weeks ended July 2, 2023 related to the impairment of leasehold improvements and right-of-use assets and was reflected in Store closure and other costs, net on the consolidated statements of income. The impairment charge represented the excess of the carrying value over the estimated fair value of each store's asset group. Accelerated depreciation on the closed stores' assets during 2023 was $5.9 million, and was reflected in Depreciation and amortization on the consolidated statements of income. Severance expense during 2023 was immaterial.
13. Business Combination
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
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 419 stores in 23 states as of June 30, 2024, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through June 30, 2024, we opened 54 new stores and remodeled one store featuring our new format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. Following the opening of two fresh distribution centers in fiscal 2021 and the relocation of our Southern California distribution center, closure of our Georgia distribution center and partnership with a third-party fresh distribution center in the Northeast in fiscal 2023, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of June 30, 2024.
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
Results of Operations for Thirteen Weeks Ended June 30, 2024 and July 2, 2023
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	June 30, 2024	July 2, 2023
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,893,519	$1,692,247
Cost of sales	1,175,154	1,066,275
Gross profit	718,365	625,972
Selling, general and administrative expenses	556,367	497,965
Depreciation and amortization (exclusive of depreciation included in cost of sales)	31,489	33,964
Store closure and other costs, net	3,192	2,427
Income from operations	127,317	91,616
Interest (income) expense, net	(139)	2,140
Income before income taxes	127,456	89,476
Income tax provision	32,167	22,142
Net income	$95,289	$67,334

Weighted average shares outstanding - basic	100,460	102,824
Diluted effect of equity-based awards	736	690
Weighted average shares and equivalent shares outstanding - diluted	101,196	103,514
Diluted net income per share	$0.94	$0.65

	Thirteen weeks ended
	June 30, 2024	July 2, 2023
Other Operating Data:
Comparable store sales growth	6.7%	3.2%
Stores at beginning of period	414	395
Closed	—	(10)
Opened	5	6
Stores at end of period	419	391
Comparison of Thirteen Weeks Ended June 30, 2024 to Thirteen Weeks Ended July 2, 2023

Net sales

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Net sales	$1,893,519	$1,692,247	$201,272	12%
Comparable store sales growth	6.7%	3.2%

Net sales during the thirteen weeks ended June 30, 2024 totaled $1.9 billion, an increase of $201.3 million or 12%, compared to the thirteen weeks ended July 2, 2023. The sales increase was driven by sales from new stores opened in the last twelve months and a 6.7% increase in comparable store sales. Comparable stores contributed approximately 94% of total sales for the thirteen weeks ended June 30, 2024 and approximately 96% of total sales for the thirteen weeks ended July 2, 2023.
Cost of sales and gross profit

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Net sales	$1,893,519	$1,692,247	$201,272	12%
Cost of sales	1,175,154	1,066,275	108,879	10%
Gross profit	718,365	625,972	92,393	15%
Gross margin	37.9%	37.0%	0.9%
Gross profit totaled $718.4 million during the thirteen weeks ended June 30, 2024, an increase of $92.4 million or 15%, compared to the thirteen weeks ended July 2, 2023, driven by increased sales volume. Gross margin increased by 0.9% to 37.9% for the thirteen weeks ended June 30, 2024, compared to 37.0% for the thirteen weeks ended July 2, 2023, primarily driven by improved inventory management and continued promotional optimization as well as positive leverage on our supply chain from the increase in sales.
Selling, general and administrative expenses

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Selling, general and administrative expenses	$556,367	$497,965	$58,402	12%
Percentage of net sales	29.4%	29.4%	—%
Selling, general and administrative expenses increased $58.4 million or 12%, compared to the thirteen weeks ended July 2, 2023. The increase was primarily due to the increase in new stores opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses remained relatively flat as a result of sales leverage, which was partially offset by higher incentive compensation costs and ecommerce fees due to strong sales performance and higher professional fees and other costs incurred related to strategic initiatives.
Depreciation and amortization

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Depreciation and amortization	$31,489	$33,964	$(2,475)	(7)%
Percentage of net sales	1.7%	2.0%	(0.3)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $31.5 million for the thirteen weeks ended June 30, 2024, compared to $34.0 million for the thirteen weeks ended July 2, 2023. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores. Depreciation and amortization for the thirteen weeks ended July 2, 2023 was inclusive of $1.9 million in accelerated depreciation in connection with the decision to close certain underperforming stores during 2023. See Note 12, “Store Closures” of our unaudited consolidated financial statements.

Store closure and other costs, net

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Store closure and other costs, net	$3,192	$2,427	$765	32%
Percentage of net sales	0.2%	0.1%	0.1%
Store closure and other costs, net for the thirteen weeks ended June 30, 2024 of $3.2 million and for the thirteen weeks ended July 2, 2023 of $2.4 million was primarily related to ongoing occupancy costs associated with our closed store locations. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Long-term debt	$1,641	$3,318	$(1,677)	(51)%
Finance leases	190	207	(17)	(8)%
Deferred financing costs	193	193	—	0%
Interest income and other	(2,163)	(1,578)	(585)	37%
Total interest (income) expense, net	$(139)	$2,140	$(2,279)	(106)%
The decrease in interest (income) expense, net for the thirteen weeks ended June 30, 2024 compared to the thirteen weeks ended July 2, 2023 was primarily due to lower average debt outstanding and higher interest income driven by higher interest rates. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.
Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	June 30, 2024	July 2, 2023
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	5.0%
Enhanced charitable contributions	(1.0)%	(1.2)%
Federal credits	(0.4)%	(0.4)%
Share-based payment awards	(0.5)%	(0.5)%
Non-deductible Executive Compensation	1.0%	1.4%
Other, net	0.2%	(0.6)%
Effective tax rate	25.2%	24.7%
The effective tax rate increased to 25.2% for the thirteen weeks ended June 30, 2024 from 24.7% for the thirteen weeks ended July 2, 2023. The increase in the effective tax rate was primarily due to a prior period refund of interest from amended returns, partially offset by a tempered impact to the effective tax rate for executive compensation due to increased pre-tax income.

Net income

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Net income	$95,289	$67,334	$27,955	42%
Percentage of net sales	5.0%	4.0%	1.0%
Net income increased $28.0 million primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirteen weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Diluted earnings per share	$0.94	$0.65	$0.29	45%
Diluted weighted average shares outstanding	101,196	103,514	(2,318)
The increase in diluted earnings per share of $0.29 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.
Results of Operations for Twenty-six Weeks Ended June 30, 2024 and July 2, 2023
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$3,777,327	$3,425,557
Cost of sales	2,336,649	2,149,523
Gross profit	1,440,678	1,276,034
Selling, general and administrative expenses	1,096,138	984,160
Depreciation and amortization (exclusive of depreciation included in cost of sales)	63,721	68,032
Store closure and other costs, net	5,236	30,704
Income from operations	275,583	193,138
Interest (income) expense, net	679	4,360
Income before income taxes	274,904	188,778
Income tax provision	65,515	45,284
Net income	$209,389	$143,494

Weighted average shares outstanding - basic	100,765	103,326
Diluted effect of equity-based awards	882	914
Weighted average shares and equivalent shares outstanding - diluted	101,647	104,240
Diluted net income per share	$2.06	$1.38

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023
Other Operating Data:
Comparable store sales growth	5.4%	3.2%
Stores at beginning of period	407	386
Closed	—	(11)
Opened	12	14
Acquired	—	2
Stores at end of period	419	391
Comparison of Twenty-six Weeks Ended June 30, 2024 to Twenty-six Weeks Ended July 2, 2023
Net Sales

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Net sales	$3,777,327	$3,425,557	$351,770	10%
Comparable store sales growth	5.4%	3.2%
Net sales during the twenty-six weeks ended June 30, 2024 totaled $3.8 billion, an increase of $351.8 million, or 10%, over the same period of the prior fiscal year. The sales increase was primarily due to new stores opened in the last twelve months and a 5.4% increase in comparable store sales. Comparable stores contributed approximately 94% of total sales for the twenty-six weeks ended June 30, 2024 and approximately 96% of total sales for the twenty-six weeks ended July 2, 2023.
Cost of sales and gross profit

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Net sales	$3,777,327	$3,425,557	$351,770	10%
Cost of sales	2,336,649	2,149,523	187,126	9%
Gross profit	1,440,678	1,276,034	164,644	13%
Gross margin	38.1%	37.3%	0.8%
Gross profit totaled $1.4 billion during the twenty-six weeks ended June 30, 2024, an increase of $164.6 million, or 13%, compared to the twenty-six weeks ended July 2, 2023, driven by increased sales volume. Gross margin increased to 38.1% for the twenty-six weeks ended June 30, 2024, compared to 37.3% for the twenty-six weeks ended July 2, 2023, due to improved inventory management and continued promotional optimization efforts as well as leverage on our supply chain from higher sales.
Selling, general and administrative expenses

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Selling, general and administrative expenses	$1,096,138	$984,160	$111,978	11%
Percentage of net sales	29.0%	28.7%	0.3%
Selling, general and administrative expenses increased by $112.0 million, or 11%, compared to the twenty-six weeks ended July 2, 2023. The increase was primarily driven by the increase in new stores opened since the prior year period. As a percentage of net sales, selling, general and administrative expenses increased due to higher incentive compensation costs and ecommerce fees driven by strong sales performance and higher professional fees and other costs incurred related to strategic initiatives.

Depreciation and amortization

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Depreciation and amortization	$63,721	$68,032	$(4,311)	(6)%
Percentage of net sales	1.7%	2.0%	(0.3)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $63.7 million for the twenty-six weeks ended June 30, 2024, compared to $68.0 million for the twenty-six weeks ended July 2, 2023. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment. Depreciation and amortization for the twenty-six weeks ended July 2, 2023 was inclusive of $5.9 million in accelerated depreciation in connection with the closing of certain underperforming stores during 2023. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Store closure and other costs, net

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Store closure and other costs, net	$5,236	$30,704	$(25,468)	(83)%
Percentage of net sales	0.1%	0.9%	(0.8)%
Store closure and other costs, net decreased $25.5 million to $5.2 million, compared to $30.7 million for the twenty-six weeks ended July 2, 2023. Store closure and other costs, net during the twenty-six weeks ended June 30, 2024 was primarily related to ongoing occupancy costs associated with our closed store locations. Store closure and other costs, net during the twenty-six weeks ended July 2, 2023 primarily consisted of $27.8 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets as well as other costs incurred in association with the closing of 11 underperforming stores during 2023. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Long-term debt	$3,843	$6,800	$(2,957)	(43)%
Finance leases	386	412	(26)	(6)%
Deferred financing costs	386	386	—	0%
Interest income and other	(3,936)	(3,238)	(698)	22%
Total interest (income) expense, net	$679	$4,360	$(3,681)	(84)%
Interest (income) expense, net decreased to $0.7 million for the twenty-six weeks ended June 30, 2024, compared to $4.4 million for the twenty-six weeks ended July 2, 2023 primarily due to lower average debt outstanding and higher interest income earned as a result of higher interest rates. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	5.0%
Enhanced charitable contributions	(1.0)%	(1.2)%
Federal Credits	(0.4)%	(0.4)%
Share-based payment awards	(1.8)%	(1.6)%
Non-deductible Executive Compensation	1.0%	1.2%
Other, net	0.1%	—%
Effective tax rate	23.8%	24.0%
The effective tax rate decreased to 23.8% for the twenty-six weeks ended June 30, 2024 from 24.0% in the same period last year. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits associated with share-based payment awards and a tempered impact to the effective tax rate for executive compensation due to increased pre-tax income, partially offset by a prior period refund of interest from amended returns.
Net income

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Net income	$209,389	$143,494	$65,895	46%
Percentage of net sales	5.5%	4.2%	1.3%
Net income increased $65.9 million primarily due to higher gross profit and lower store closure and other costs, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change	% Change
Diluted earnings per share	$2.06	$1.38	$0.68	49%
Diluted weighted average shares outstanding	101,647	104,240	(2,593)
The increase in diluted earnings per share of $0.68 was driven by higher net income and fewer diluted shares outstanding compared to the prior year due primarily to the share repurchase program.

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
Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	June 30, 2024	July 2, 2023
	(dollars in thousands)
Net income (1)	$324,751	$254,355
Special items, net of tax (2), (3)	1,780	32,492
Interest expense, net of tax (3)	2,122	5,800
Net operating profit after tax (NOPAT)	$328,653	$292,647

Total rent expense, net of tax (3)	185,268	162,916
Estimated depreciation on operating leases, net of tax (3)	(102,355)	(92,339)
Estimated interest on operating leases, net of tax (3), (4)	82,913	70,577
NOPAT, including effect of operating leases	$411,566	$363,224

Average working capital	193,808	271,139
Average property and equipment	791,193	712,167
Average other assets	602,910	582,423
Average other liabilities	(98,037)	(98,788)
Average invested capital	$1,489,874	$1,466,941

Average operating leases (5)	1,524,427	1,321,289
Average invested capital, including operating leases	$3,014,301	$2,788,230

ROIC, including operating leases	13.7%	13.0%
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
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Twenty-six weeks ended
	June 30, 2024	July 2, 2023
Cash, cash equivalents and restricted cash at end of period	$179,475	$261,658
Cash flows from operating activities	$311,295	$294,781
Cash flows used in investing activities	$(108,925)	$(111,725)
Cash flows used in financing activities	$(226,765)	$(216,590)
We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Our operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment expire or become subject to renewal clauses at various dates through 2046. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.
Operating Activities
Cash flows from operating activities increased $16.5 million to $311.3 million for the twenty-six weeks ended June 30, 2024 compared to $294.8 million for the twenty-six weeks ended July 2, 2023. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $50.2 million, partially offset by a decrease in cash flows provided by operating activities from changes in working capital of $16.8 million and higher payments on our operating lease liabilities of $15.0 million due to growth.
Cash flows provided by operating activities from changes in working capital were $36.4 million in the twenty-six weeks ended June 30, 2024 compared to $53.2 million in the twenty-six weeks ended July 2, 2023. This $16.8 million decrease in cash flow from changes in working capital was primarily attributable to a $33.9 million change in accounts payable and accrued liabilities, primarily due to timing differences of payments for goods and services, partially offset by a $10.4 million change in accounts receivable driven by the timing of collections. Certain other immaterial items combined to result in an additional $6.7 million net increase in cash flows from changes in working capital.

Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $108.9 million and $111.7 million, for the twenty-six weeks ended June 30, 2024 and twenty-six weeks ended July 2, 2023, respectively. Cash flows used in investing activities during the twenty-six weeks ended July 2, 2023 included our acquisition of Ronald Cohn, Inc. See Note 13, "Business Combination" of our unaudited consolidated financial statements.
We expect capital expenditures to be in the range of $225 - 245 million in 2024, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.
Financing Activities
Cash flows used in financing activities were $226.8 million for the twenty-six weeks ended June 30, 2024 compared to $216.6 million for the twenty-six weeks ended July 2, 2023. During the twenty-six weeks ended June 30, 2024, cash flows used in financing activities primarily consisted of $125.0 million in payments on our Credit Agreement and $104.5 million for stock repurchases, partially offset by $3.3 million in proceeds from the exercise of stock options.
During the twenty-six weeks ended July 2, 2023, cash flows used in financing activities primarily consisted of $148.3 million for stock repurchases and $75.0 million in payments on our Credit Agreement, partially offset by $7.2 million in proceeds from the exercise of stock options.
Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of June 30, 2024. Long-term debt outstanding as of December 31, 2023 was $125.0 million.
See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of June 30, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$15,393	$584,607
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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Number of common shares acquired	639,538	1,437,932	1,597,318	4,476,343
Average price per common share acquired	$70.07	$35.10	$65.86	$33.43
Total cost of common shares acquired	$44,812	$50,470	$105,192	$149,641
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to June 30, 2024 and through the date of this filing, we repurchased an additional 0.1 million shares of common stock for $7.4 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of June 30, 2024 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and twenty-six weeks ended June 30, 2024. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of June 30, 2024, we had no outstanding borrowings under our Credit Agreement.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended June 30, 2024, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended June 30, 2024.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
April 1, 2024 - April 28, 2024	309,660	$63.61	309,660	$128,683,000
April 29, 2024 - May 26, 2024	136,209	$71.93	136,209	$599,600,000
May 27, 2024 - June 30, 2024	193,669	$77.42	193,669	$584,607,000
Total	639,538		639,538
(1)Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2024.
(2)Average price paid per share includes costs associated with the purchases, but excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)On May 22, 2024, our board of directors authorized a new $600 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through May 22, 2027, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
On May 21, 2024, Stacy Hilgendorf, our Vice President - Controller and Principal Accounting Officer, terminated a written plan for the sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). The Rule 10b5-1 Trading Plan was entered into on March 11, 2024 and provided for the sale of up to 4,951 shares of the Company's common stock beginning June 10, 2024 through March 11, 2025.
During the second quarter of 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: July 29, 2024	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)