Form 10-Q
period 2024-09-29
Sprouts Farmers Market, Inc.
filed 2024-10-30
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, the registrant had 99,991,294 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$309,668	$201,794
Accounts receivable, net	25,073	30,313
Inventories	329,472	323,198
Prepaid expenses and other current assets	29,384	48,467
Total current assets	693,597	603,772
Property and equipment, net of accumulated depreciation	851,443	798,707
Operating lease assets, net	1,437,280	1,322,854
Intangible assets	208,060	208,060
Goodwill	381,750	381,741
Other assets	13,407	12,294
Total assets	$3,585,537	$3,327,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,246	$179,927
Accrued liabilities	206,153	164,887
Accrued salaries and benefits	81,528	74,752
Accrued income tax	1,392	—
Current portion of operating lease liabilities	127,558	126,271
Current portion of finance lease liabilities	1,147	1,032
Total current liabilities	616,024	546,869
Long-term operating lease liabilities	1,517,192	1,399,676
Long-term debt and finance lease liabilities	7,731	133,685
Other long-term liabilities	37,560	36,270
Deferred income tax liability	63,538	62,381
Total liabilities	2,242,045	2,178,881
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,039,217 shares issued and outstanding, September 29, 2024; 101,211,984 shares issued and outstanding, December 31, 2023	100	101
Additional paid-in capital	799,487	774,834
Retained earnings	543,905	373,612
Total stockholders’ equity	1,343,492	1,148,547
Total liabilities and stockholders’ equity	$3,585,537	$3,327,428
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales	$1,945,735	$1,713,282	$5,723,062	$5,138,839
Cost of sales	1,204,812	1,087,848	3,541,461	3,237,371
Gross profit	740,923	625,434	2,181,601	1,901,468
Selling, general and administrative expenses	580,332	502,801	1,676,470	1,486,961
Depreciation and amortization (exclusive of depreciation included in cost of sales)	34,408	31,802	98,129	99,834
Store closure and other costs, net	3,732	3,176	8,968	33,880
Income from operations	122,451	87,655	398,034	280,793
Interest (income) expense, net	(1,061)	1,698	(382)	6,058
Income before income taxes	123,512	85,957	398,416	274,735
Income tax provision	31,902	20,644	97,417	65,928
Net income	$91,610	$65,313	$300,999	$208,807
Net income per share:
Basic	$0.91	$0.64	$2.99	$2.03
Diluted	$0.91	$0.64	$2.97	$2.01
Weighted average shares outstanding:
Basic	100,148	101,881	100,560	102,844
Diluted	101,025	102,703	101,469	103,758
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 29, 2024

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at June 30, 2024	100,214,345	$100	$791,364	$477,811	$1,269,275
Net income	—	—	—	91,610	91,610
Issuance of shares under stock plans	89,007	—	1,464	—	1,464
Repurchase and retirement of common stock, including excise tax	(264,135)	—	—	(25,516)	(25,516)
Share-based compensation	—	—	6,659	—	6,659
Balances at September 29, 2024	100,039,217	$100	$799,487	$543,905	$1,343,492

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2023	101,211,984	$101	$774,834	$373,612	$1,148,547
Net income	—	—	—	300,999	300,999
Issuance of shares under stock plans	688,686	1	4,728	—	4,729
Repurchase and retirement of common stock, including excise tax	(1,861,453)	(2)	—	(130,706)	(130,708)
Share-based compensation	—	—	19,925	—	19,925
Balances at September 29, 2024	100,039,217	$100	$799,487	$543,905	$1,343,492
For the thirteen and thirty-nine weeks ended October 1, 2023

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at July 2, 2023	102,183,083	$102	$761,181	$313,870	$1,075,153
Net income	—	—	—	65,313	65,313
Issuance of shares under stock plans	271,815	—	1,606	—	1,606
Repurchase and retirement of common stock, including excise tax	(831,416)	(1)	—	(32,332)	(32,333)
Share-based compensation	—	—	5,270	—	5,270
Balances at October 1, 2023	101,623,482	$101	$768,057	$346,851	$1,115,009

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2023	105,072,756	$105	$726,345	$320,012	$1,046,462
Net income	—	—	—	208,807	208,807
Issuance of shares under stock plans	1,304,127	1	8,843	—	8,844
Repurchase and retirement of common stock, including excise tax	(5,307,759)	(6)	—	(181,968)	(181,974)
Share-based compensation	—	—	14,731	—	14,731
Issuance of shares for acquisition	554,358	1	18,138	—	18,139
Balances at October 1, 2023	101,623,482	$101	$768,057	$346,851	$1,115,009
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023
Operating activities
Net income	$300,999	$208,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	103,881	103,668
Operating lease asset amortization	99,278	94,403
Impairment of assets	—	27,845
Share-based compensation	19,925	14,731
Deferred income taxes	1,170	(13,225)
Other non-cash items	3,116	596
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	30,273	10,070
Inventories	(6,275)	(11,322)
Prepaid expenses and other current assets	18,595	21,093
Other assets	219	3,870
Accounts payable	25,556	27,446
Accrued liabilities	37,877	19,027
Accrued salaries and benefits	6,777	4,509
Accrued income tax	1,392	—
Operating lease liabilities	(122,646)	(103,787)
Other long-term liabilities	214	1,294
Cash flows from operating activities	520,351	409,025
Investing activities
Purchases of property and equipment	(161,687)	(165,016)
Payments for acquisition, net of cash acquired	—	(13,032)
Cash flows used in investing activities	(161,687)	(178,048)
Financing activities
Payments on revolving credit facilities	(125,000)	(100,000)
Payments on finance lease liabilities	(840)	(749)
Repurchase of common stock	(129,698)	(180,415)
Proceeds from exercise of stock options	4,729	8,844
Cash flows used in financing activities	(250,809)	(272,320)
Increase/(decrease) in cash, cash equivalents, and restricted cash	107,855	(41,343)
Cash, cash equivalents, and restricted cash at beginning of the period	203,870	295,192
Cash, cash equivalents, and restricted cash at the end of the period	$311,725	$253,849

Supplemental disclosure of cash flow information
Cash paid for interest	$4,613	$10,519
Cash paid for income taxes	71,290	64,569

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$24,972	$28,500
Issuance of shares for acquisition	—	18,139
Excise tax accrued on repurchase of common stock	2,777	1,559
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	213,705	301,452
Leased assets obtained in exchange for new finance lease liabilities	—	809
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of September 29, 2024, the Company operated 428 stores in 23 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
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

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023
Beginning Balance	$10,566	$10,906
Gift cards issued during the period but not redeemed(1)	1,899	1,926
Revenue recognized from beginning liability	(3,825)	(4,139)
Ending Balance	$8,640	$8,693
(1)net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of September 29, 2024.
Restricted Cash
Restricted cash relates to the Company's defined benefit plan forfeitures and the Company's healthcare, general liability and workers’ compensation plan benefits of $2.1 million as of September 29, 2024 and December 31, 2023. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU no. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update increase required disclosures about a public entity's reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM. The guidance will be effective beginning with the Company's Annual Report on Form 10-K for its fiscal year 2024 and for interim periods starting in the first quarter of its fiscal year ending December 28, 2025 ("fiscal year 2025"). Early adoption is permitted, and the guidance is required to be applied retrospectively. The Company expects this update to impact its segment disclosures but does not anticipate that this update will impact its results of operations, cash flows or financial condition.

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
No other new accounting pronouncements issued or effective during the thirteen weeks ended September 29, 2024 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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
The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 29, 2024. The following table presents the fair value hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2023:

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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Long-Term Debt and Finance Lease Liabilities
A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	September 29, 2024	December 31, 2023
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$—	$125,000
Finance lease liabilities	Various	n/a	7,731	8,685
Long-term debt and finance lease liabilities			$7,731	$133,685
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
The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $19.6 million have been issued as of September 29, 2024 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of September 29, 2024, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum. The Company had no loans outstanding under the Credit Agreement as of September 29, 2024.
As of September 29, 2024, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.
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
During the thirteen and thirty-nine weeks ended September 29, 2024, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in no outstanding debt under the Credit Agreement as of September 29, 2024. During 2023, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in total outstanding debt under the Credit Agreement of $125.0 million as of December 31, 2023.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of September 29, 2024.
5. Income Taxes
The Company’s effective tax rate increased to 25.8% for the thirteen weeks ended September 29, 2024, compared to 24.0% for the thirteen weeks ended October 1, 2023. The increase in the effective tax rate was primarily due to an increase in non-deductible executive compensation, an unfavorable current year return-to-provision true-up compared to the favorable prior year period true-up, and the increase in pre-tax income outpacing the increase to the benefit from enhanced inventory donations deductions. The income tax effect resulting from excess tax benefits of share-based payment awards was $1.7 million and $1.1 million for the thirteen weeks ended September 29, 2024 and October 1, 2023, respectively.
The Company’s effective tax rate increased to 24.5% for the thirty-nine weeks ended September 29, 2024, compared to 24.0% for the thirty-nine weeks ended October 1, 2023. The increase in the effective tax rate was primarily due to an unfavorable current year return-to-provision true-up compared to the favorable prior year period true-up, a prior period refund of interest from amended returns, and the increase in pre-tax income outpacing the increase to the benefit from enhanced inventory donations deductions, partially offset by an increase in excess tax benefits associated with share-based payment awards. The income tax effect resulting from excess tax benefits of share-based payment awards was $6.8 million and $4.2 million for the thirty-nine weeks ended September 29, 2024 and October 1, 2023, respectively.
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
7. Stockholders’ Equity
Share Repurchases
On May 22, 2024, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. This authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on December 31, 2024, of which $119.3 million remained available upon its replacement, and under which no further shares may be repurchased. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of September 29, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$40,602	$559,398

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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Number of common shares acquired	264,135	831,416	1,861,453	5,307,759
Average price per common share acquired	$96.60	$38.89	$70.22	$34.28
Total cost of common shares acquired	$25,516	$32,333	$130,708	$181,974
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to September 29, 2024 and through the date of this filing, the Company repurchased an additional 0.1 million shares of common stock for $5.6 million, excluding excise tax.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Basic net income per share:
Net income	$91,610	$65,313	$300,999	$208,807
Weighted average shares outstanding - basic	100,148	101,881	100,560	102,844
Basic net income per share	$0.91	$0.64	$2.99	$2.03
Diluted net income per share:
Net income	$91,610	$65,313	$300,999	$208,807
Weighted average shares outstanding - basic	100,148	101,881	100,560	102,844
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	485	317	460	345
RSUs	392	505	449	511
PSAs	—	—	—	58
Weighted average shares and equivalent shares outstanding - diluted	101,025	102,703	101,469	103,758
Diluted net income per share	$0.91	$0.64	$2.97	$2.01
For the thirteen weeks ended September 29, 2024, the Company had 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended October 1, 2023, the Company had 0.2 million options and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
For the thirty-nine weeks ended September 29, 2024, the Company had 0.1 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirty-nine weeks ended October 1, 2023, the Company had 0.4 million options and 0.5 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023:

	Thirteen weeks ended
	September 29, 2024		October 1, 2023
Perishables	$1,128,272	58.0%	$985,760	57.5%
Non-Perishables	817,463	42.0%	727,522	42.5%
Net Sales	$1,945,735	100.0%	$1,713,282	100.0%

	Thirty-nine weeks ended
	September 29, 2024		October 1, 2023
Perishables	$3,288,976	57.5%	$2,956,584	57.5%
Non-Perishables	2,434,086	42.5%	2,182,255	42.5%
Net Sales	$5,723,062	100.0%	$5,138,839	100.0%
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
Awards Granted under the 2022 Incentive Plan
During the thirty-nine weeks ended September 29, 2024, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 19, 2024	272,855	103,584	135,783
June 4, 2024	1,538	—	—
September 4, 2024	15,024	—	—
Total	289,417	103,584	135,783
Weighted-average grant date fair value	$63.14	$61.15	$23.50
Weighted-average exercise price	$—	$—	$61.15
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of September 29, 2024, there were 1,071,109 stock awards outstanding and 5,585,223 shares remaining available for issuance under the 2022 Incentive Plan.

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
PSAs
PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2022 EBT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2023). There were no outstanding 2020 PSAs as of September 29, 2024.
PSAs granted in 2021 were subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2023 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2023 EBIT were deemed not to have been met. Accordingly, no PSAs vested on the third anniversary of the grant date (March 2024). There were no outstanding 2021 PSAs as of September 29, 2024.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Share-based compensation expense	$6,659	$5,270	$19,925	$14,731
The following share-based awards were outstanding under the 2022 and 2013 Incentive Plans as of September 29, 2024 and October 1, 2023:

	As of
	September 29, 2024	October 1, 2023
	(in thousands)
Options
Vested	454	567
Unvested	317	469
RSUs	618	897
PSAs	370	471
As of September 29, 2024, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,037	1.7
RSUs	21,131	1.6
PSAs	10,530	1.4
Total unrecognized compensation expense at September 29, 2024	$35,698
During the thirty-nine weeks ended September 29, 2024 and October 1, 2023, the Company received $4.7 million and $8.8 million, respectively, in cash proceeds from the exercise of options.
11. Goodwill
The Company’s goodwill balance was $381.8 million and $381.7 million as of September 29, 2024 and December 31, 2023, respectively. As of September 29, 2024 and December 31, 2023, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023. For further details, see Note 13, "Business Combination".

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
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 428 stores in 23 states as of September 29, 2024, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Update Format and Expand in Select Markets. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through September 29, 2024, we opened 63 new stores and remodeled one store featuring our new format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Fresh Supply Chain. We believe our network of fresh distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. Following the opening of two fresh distribution centers in fiscal 2021 and the relocation of our Southern California distribution center, closure of our Georgia distribution center and partnership with a third-party fresh distribution center in the Northeast in fiscal 2023, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of September 29, 2024.
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
Results of Operations for Thirteen Weeks Ended September 29, 2024 and October 1, 2023
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 29, 2024	October 1, 2023
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$1,945,735	$1,713,282
Cost of sales	1,204,812	1,087,848
Gross profit	740,923	625,434
Selling, general and administrative expenses	580,332	502,801
Depreciation and amortization (exclusive of depreciation included in cost of sales)	34,408	31,802
Store closure and other costs, net	3,732	3,176
Income from operations	122,451	87,655
Interest (income) expense, net	(1,061)	1,698
Income before income taxes	123,512	85,957
Income tax provision	31,902	20,644
Net income	$91,610	$65,313

Weighted average shares outstanding - basic	100,148	101,881
Diluted effect of equity-based awards	877	822
Weighted average shares and equivalent shares outstanding - diluted	101,025	102,703
Diluted net income per share	$0.91	$0.64

	Thirteen weeks ended
	September 29, 2024	October 1, 2023
Other Operating Data:
Comparable store sales growth	8.4%	3.9%
Stores at beginning of period	419	391
Closed	—	—
Opened	9	10
Stores at end of period	428	401

Comparison of Thirteen Weeks Ended September 29, 2024 to Thirteen Weeks Ended October 1, 2023

Net sales

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Net sales	$1,945,735	$1,713,282	$232,453	14%
Comparable store sales growth	8.4%	3.9%
Net sales during the thirteen weeks ended September 29, 2024 totaled $1.9 billion, an increase of $232.5 million or 14%, compared to the thirteen weeks ended October 1, 2023. The sales increase was driven by sales from new stores opened in the last twelve months and a 8.4% increase in comparable store sales. Comparable stores contributed approximately 94% of total sales for the thirteen weeks ended September 29, 2024 and approximately 95% of total sales for the thirteen weeks ended October 1, 2023.
Cost of sales and gross profit

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Net sales	$1,945,735	$1,713,282	$232,453	14%
Cost of sales	1,204,812	1,087,848	116,964	11%
Gross profit	740,923	625,434	115,489	18%
Gross margin	38.1%	36.5%	1.6%
Gross profit totaled $740.9 million during the thirteen weeks ended September 29, 2024, an increase of $115.5 million or 18%, compared to the thirteen weeks ended October 1, 2023, driven by increased sales volume. Gross margin increased by 1.6% to 38.1% for the thirteen weeks ended September 29, 2024, compared to 36.5% for the thirteen weeks ended October 1, 2023, primarily driven by improved inventory management and robust sales.
Selling, general and administrative expenses

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Selling, general and administrative expenses	$580,332	$502,801	$77,531	15%
Percentage of net sales	29.8%	29.3%	0.5%
Selling, general and administrative expenses increased $77.5 million or 15%, compared to the thirteen weeks ended October 1, 2023. The increase was primarily due to the increase in new stores opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses increased slightly as a result of higher incentive compensation costs and ecommerce fees due to strong sales performance and higher professional fees and other costs incurred related to strategic initiatives.

Depreciation and amortization

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Depreciation and amortization	$34,408	$31,802	$2,606	8%
Percentage of net sales	1.8%	1.9%	(0.1)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $34.4 million for the thirteen weeks ended September 29, 2024, compared to $31.8 million for the thirteen weeks ended October 1, 2023. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores.
Store closure and other costs, net

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Store closure and other costs, net	$3,732	$3,176	$556	18%
Percentage of net sales	0.2%	0.2%	—%
Store closure and other costs, net for the thirteen weeks ended September 29, 2024 of $3.7 million and for the thirteen weeks ended October 1, 2023 of $3.2 million was primarily related to ongoing occupancy costs associated with our closed store locations. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Long-term debt	$208	$2,688	$(2,480)	(92)%
Finance leases	183	192	(9)	(5)%
Deferred financing costs	193	193	—	0%
Interest income and other	(1,645)	(1,375)	(270)	20%
Total interest (income) expense, net	$(1,061)	$1,698	$(2,759)	(162)%
The decrease in interest (income) expense, net for the thirteen weeks ended September 29, 2024 compared to the thirteen weeks ended October 1, 2023 was primarily due to lower average debt outstanding and higher interest income driven by higher interest rates. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	September 29, 2024	October 1, 2023
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.2%	5.0%
Enhanced charitable contributions	(1.0)%	(1.4)%
Federal credits	(0.3)%	(0.5)%
Share-based payment awards	(1.4)%	(1.3)%
Return to Provision	0.2%	(0.9)%
Non-deductible Executive Compensation	1.9%	1.6%
Other, net	0.2%	0.5%
Effective tax rate	25.8%	24.0%
The effective tax rate increased to 25.8% for the thirteen weeks ended September 29, 2024 from 24.0% for the thirteen weeks ended October 1, 2023. The increase in the effective tax rate was primarily due to an increase in non-deductible executive compensation, an unfavorable current year return-to-provision true-up compared to the favorable prior year period true-up, and the increase in pre-tax income outpacing the increase to the benefit from enhanced inventory donations deductions.
Net income

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Net income	$91,610	$65,313	$26,297	40%
Percentage of net sales	4.7%	3.8%	0.9%
Net income increased $26.3 million primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirteen weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Diluted earnings per share	$0.91	$0.64	$0.27	42%
Diluted weighted average shares outstanding	101,025	102,703	(1,678)
The increase in diluted earnings per share of $0.27 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.

Results of Operations for Thirty-nine Weeks Ended September 29, 2024 and October 1, 2023
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$5,723,062	$5,138,839
Cost of sales	3,541,461	3,237,371
Gross profit	2,181,601	1,901,468
Selling, general and administrative expenses	1,676,470	1,486,961
Depreciation and amortization (exclusive of depreciation included in cost of sales)	98,129	99,834
Store closure and other costs, net	8,968	33,880
Income from operations	398,034	280,793
Interest (income) expense, net	(382)	6,058
Income before income taxes	398,416	274,735
Income tax provision	97,417	65,928
Net income	$300,999	$208,807

Weighted average shares outstanding - basic	100,560	102,844
Diluted effect of equity-based awards	909	914
Weighted average shares and equivalent shares outstanding - diluted	101,469	103,758
Diluted net income per share	$2.97	$2.01

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023
Other Operating Data:
Comparable store sales growth	6.4%	3.4%
Stores at beginning of period	407	386
Closed	—	(11)
Opened	21	24
Acquired	—	2
Stores at end of period	428	401
Comparison of Thirty-nine Weeks Ended September 29, 2024 to Thirty-nine Weeks Ended October 1, 2023
Net Sales

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Net sales	$5,723,062	$5,138,839	$584,223	11%
Comparable store sales growth	6.4%	3.4%

Net sales during the thirty-nine weeks ended September 29, 2024 totaled $5.7 billion, an increase of $584.2 million, or 11%, over the same period of the prior fiscal year. The sales increase was primarily due to new stores opened in the last twelve months and a 6.4% increase in comparable store sales. Comparable stores contributed approximately 94% of total sales for the thirty-nine weeks ended September 29, 2024 and approximately 96% of total sales for the thirty-nine weeks ended October 1, 2023.
Cost of sales and gross profit

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Net sales	$5,723,062	$5,138,839	$584,223	11%
Cost of sales	3,541,461	3,237,371	304,090	9%
Gross profit	2,181,601	1,901,468	280,133	15%
Gross margin	38.1%	37.0%	1.1%
Gross profit totaled $2.2 billion during the thirty-nine weeks ended September 29, 2024, an increase of $280.1 million, or 15%, compared to the thirty-nine weeks ended October 1, 2023, driven by increased sales volume. Gross margin increased to 38.1% for the thirty-nine weeks ended September 29, 2024, compared to 37.0% for the thirty-nine weeks ended October 1, 2023, due to improved inventory management and continued promotional optimization efforts as well as leverage on our supply chain from higher sales.
Selling, general and administrative expenses

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Selling, general and administrative expenses	$1,676,470	$1,486,961	$189,509	13%
Percentage of net sales	29.3%	28.9%	0.4%
Selling, general and administrative expenses increased by $189.5 million, or 13%, compared to the thirty-nine weeks ended October 1, 2023. The increase was primarily driven by the increase in new stores opened since the prior year period. As a percentage of net sales, selling, general and administrative expenses increased due to higher incentive compensation costs and ecommerce fees driven by strong sales performance and higher professional fees and other costs incurred related to strategic initiatives.
Depreciation and amortization

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Depreciation and amortization	$98,129	$99,834	$(1,705)	(2)%
Percentage of net sales	1.7%	1.9%	(0.2)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $98.1 million for the thirty-nine weeks ended September 29, 2024, compared to $99.8 million for the thirty-nine weeks ended October 1, 2023. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment. Depreciation and amortization for the thirty-nine weeks ended October 1, 2023 was inclusive of $5.9 million in accelerated depreciation in connection with the closing of certain underperforming stores during 2023. See Note 12, “Store Closures” of our unaudited consolidated financial statements.

Store closure and other costs, net

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Store closure and other costs, net	$8,968	$33,880	$(24,912)	(74)%
Percentage of net sales	0.2%	0.7%	(0.5)%
Store closure and other costs, net decreased $24.9 million to $9.0 million, compared to $33.9 million for the thirty-nine weeks ended October 1, 2023. Store closure and other costs, net during the thirty-nine weeks ended September 29, 2024 was primarily related to ongoing occupancy costs associated with our closed store locations. Store closure and other costs, net during the thirty-nine weeks ended October 1, 2023 primarily consisted of $27.8 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets as well as other costs incurred in association with the closing of 11 underperforming stores during 2023. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Long-term debt	$4,051	$9,488	$(5,437)	(57)%
Finance leases	569	604	(35)	(6)%
Deferred financing costs	579	579	—	0%
Interest income and other	(5,581)	(4,613)	(968)	21%
Total interest (income) expense, net	$(382)	$6,058	$(6,440)	(106)%
Interest (income) expense, net decreased to $0.4 million for the thirty-nine weeks ended September 29, 2024, compared to $6.1 million for the thirty-nine weeks ended October 1, 2023 primarily due to lower average debt outstanding and higher interest income earned as a result of higher interest rates. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.
Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	5.0%
Enhanced charitable contributions	(1.0)%	(1.2)%
Federal Credits	(0.3)%	(0.4)%
Share-based payment awards	(1.7)%	(1.5)%
Return to Provision	0.1%	(0.3)%
Non-deductible Executive Compensation	1.3%	1.3%
Other, net	0.1%	0.1%
Effective tax rate	24.5%	24.0%

The effective tax rate increased to 24.5% for the thirty-nine weeks ended September 29, 2024 from 24.0% for the thirty-nine weeks ended October 1, 2023. The increase in the effective tax rate was primarily due to an unfavorable current year return-to-provision true-up compared to the favorable prior year period true-up, a prior period refund of interest from amended returns, and the increase in pre-tax income outpacing the increase to the benefit from enhanced inventory donations deductions, partially offset by an increase in excess tax benefits associated with share-based payment awards.
Net income

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Net income	$300,999	$208,807	$92,192	44%
Percentage of net sales	5.3%	4.1%	1.2%
Net income increased $92.2 million primarily due to higher gross profit and lower store closure and other costs, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	Change	% Change
Diluted earnings per share	$2.97	$2.01	$0.96	48%
Diluted weighted average shares outstanding	101,469	103,758	(2,289)
The increase in diluted earnings per share of $0.96 was driven by higher net income and fewer diluted shares outstanding compared to the prior year due primarily to the share repurchase program.
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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	September 29, 2024	October 1, 2023
	(dollars in thousands)
Net income (1)	$351,048	$253,928
Special items, net of tax (2), (3)	—	34,272
Interest expense, net of tax (3)	39	5,637
Net operating profit after tax (NOPAT)	$351,087	$293,837

Total rent expense, net of tax (3)	188,585	168,150
Estimated depreciation on operating leases, net of tax (3)	(103,803)	(94,696)
Estimated interest on operating leases, net of tax (3), (4)	84,782	73,454
NOPAT, including effect of operating leases	$435,869	$367,291

Average working capital	192,891	251,985
Average property and equipment	813,743	728,689
Average other assets	602,865	589,132
Average other liabilities	(98,692)	(97,620)
Average invested capital	$1,510,807	$1,472,186

Average operating leases (5)	1,567,876	1,368,562
Average invested capital, including operating leases	$3,078,683	$2,840,748

ROIC, including operating leases	14.2%	12.9%
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
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirty-nine weeks ended
	September 29, 2024	October 1, 2023
Cash, cash equivalents and restricted cash at end of period	$311,725	$253,849
Cash flows from operating activities	$520,351	$409,025
Cash flows used in investing activities	$(161,687)	$(178,048)
Cash flows used in financing activities	$(250,809)	$(272,320)

We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Our operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment expire or become subject to renewal clauses at various dates through 2048. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.
Operating Activities
Cash flows from operating activities increased $111.4 million to $520.4 million for the thirty-nine weeks ended September 29, 2024 compared to $409.0 million for the thirty-nine weeks ended October 1, 2023. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $91.6 million and favorable changes in working capital of $43.4 million, partially offset by higher payments on our operating lease liabilities of $18.9 million due to growth.
Cash flows provided by operating activities from changes in working capital were $114.2 million in the thirty-nine weeks ended September 29, 2024 compared to $70.8 million in the thirty-nine weeks ended October 1, 2023. This $43.4 million increase in cash flows from changes in working capital was primarily attributable to a $20.2 million change in accounts receivable driven by the timing of collections as well as $17.0 million change in accounts payable and accrued liabilities, primarily due to timing differences of payments for goods and services. Certain other immaterial items combined to result in an additional $6.2 million net increase in cash flows from changes in working capital.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $161.7 million and $178.0 million, for the thirty-nine weeks ended September 29, 2024 and thirty-nine weeks ended October 1, 2023, respectively. Cash flows used in investing activities during the thirty-nine weeks ended October 1, 2023 included our acquisition of Ronald Cohn, Inc. See Note 13, "Business Combination" of our unaudited consolidated financial statements.
We expect capital expenditures to be in the range of $205 - 215 million in 2024, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.
Financing Activities
Cash flows used in financing activities were $250.8 million for the thirty-nine weeks ended September 29, 2024 compared to $272.3 million for the thirty-nine weeks ended October 1, 2023. During the thirty-nine weeks ended September 29, 2024, cash flows used in financing activities primarily consisted of $125.0 million in payments on our Credit Agreement and $129.7 million for stock repurchases, partially offset by $4.7 million in proceeds from the exercise of stock options.
During the thirty-nine weeks ended October 1, 2023, cash flows used in financing activities primarily consisted of $180.4 million for stock repurchases and $100.0 million in payments on our Credit Agreement, partially offset by $8.8 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of September 29, 2024. Long-term debt outstanding as of December 31, 2023 was $125.0 million.
See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of September 29, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$40,602	$559,398
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
Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Number of common shares acquired	264,135	831,416	1,861,453	5,307,759
Average price per common share acquired	$96.60	$38.89	$70.22	$34.28
Total cost of common shares acquired	$25,516	$32,333	$130,708	$181,974
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to September 29, 2024 and through the date of this filing, we repurchased an additional 0.1 million shares of common stock for $5.6 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of September 29, 2024 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
There have been no substantial changes to these estimates, or the policies related to them during the thirteen and thirty-nine weeks ended September 29, 2024. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of September 29, 2024, we had no outstanding borrowings under our Credit Agreement.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 29, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended September 29, 2024, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended September 29, 2024.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 1, 2024 - July 28, 2024	88,638	$82.87	88,638	$577,262,000
July 29, 2024 - August 25, 2024	25,316	$95.36	25,316	$574,848,000
August 26, 2024 - September 29, 2024	150,181	$102.88	150,181	$559,398,000
Total	264,135		264,135
(1)Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2024.
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

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
On August 30, 2024, Timmi Zalatoris, our Chief Human Resources Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). The Rule 10b5-1 Trading Plan provides for the sale of up to 9,230 shares of our common stock beginning January 2, 2025 through December 31, 2025.

On September 11, 2024, Jack Sinclair, our Chief Executive Officer and member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of up to 35,000 shares of our common stock beginning January 15, 2025 through June 13, 2025.
During the third quarter of 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: October 30, 2024	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)