Form 10-K
period 2024-12-29
Sprouts Farmers Market, Inc.
filed 2025-02-20
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $8,343,509,097, based on the last reported sale price of such stock as reported on The Nasdaq Global Select Market on such date.
As of February 18, 2025, there were 98,585,382 outstanding shares of the registrant’s common stock, $0.001 par value per share.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2024.

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

PART I
Item 1. Business
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 440 stores in 24 states as of December 29, 2024, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through 2024, we have opened 75 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. Following the opening of two fresh distribution centers in fiscal 2021 and the relocation of our Southern California distribution center, closure of our Georgia distribution center and partnership with a third-party fresh distribution center in the Northeast in fiscal 2023, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of December 29, 2024.
•Customer Engagement and Personalization. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are increasing our use of data analytics and insights. We believe this data-driven intelligence will increase customer engagement through personalization efforts with digital and social connections to drive additional sales growth and loyalty.
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
•Invest in Technology for Growth. We continue to make investments in technology in support of our strategy, with a focus on enhancing efficiency, scalability, and customer experience. While we are showing positive outcomes on our strategic investments in inventory management and customer personalization, we believe that ongoing investments in our technology foundation will allow us to streamline operations and improve decision making to execute on our strategy.

•Deliver on Key Financial Metrics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. Since the implementation of our strategy beginning in 2020, we have significantly improved our margin structure above our 2019 baseline.
Our Stores and Operations
We believe our stores represent a blend of farmers markets, natural foods stores, and smaller specialty markets, distinguishing us from other food retailers, while also providing a broad offering of innovative and differentiated products with lifestyle friendly ingredients for our customers.
•Store Design and Experience. Our stores are organized in a “flipped” conventional food retail store model, positioning our produce at the center of the store surrounded by a specialty grocery offering. Produce remains the heart of our stores, as we typically dedicate approximately 20% of a store’s selling square footage to produce, which we believe is significantly higher than many of our peers. The stores are designed with open layouts and low displays, intended to provide an easy-to-shop environment that invokes a farmers’ market experience and allows our customers to view the entire store. Our small box format allows for quick in-and-out service, and our curated assortment of innovative, responsibly and locally sourced items offer treasure hunt shopping experiences. The below diagram shows a sample layout of our updated smaller format stores:

MEAT/SEAFOOD
DELI
BAKERY
INNOVATION
FLORAL
PRODUCE
ENTRANCE
PRODUCE
GROCERY
BULK
PROMO DISPLAYS
CHECKSTANDS
GROCERY
FROZEN
BEER/WINE
GROCERY
VITAMINS AND SUPPLEMENTS
DAIRY

•Customer Engagement. We are committed to providing, and believe we have, best-in-class customer engagement, which builds trust with our customers and differentiates the Sprouts shopping experience from that of many of our competitors. We design our stores to maximize personal connections with our purpose-driven team members, as we believe this interaction provides an opportunity to educate customers and provides a valued, differentiated customer service model, which enhances customer loyalty and increases visits and purchases over time. In addition, we continue to expand mobile and digital opportunities to further engage with our customers and provide a full omnichannel offering as many customers use both in-store and online for their grocery needs.
•Store Size. Currently, our stores average approximately 28,000 square feet, which we believe is smaller than many of our peers’ average stores. Under our long-term growth strategy, our updated format stores feature a smaller box size, generally between 21,000 and 25,000 square feet, that stay true to our fresh-focused, farmers market heritage but are generally less expensive to build, reduce non-selling space, reduce occupancy and operating costs and leverage the strengths of our older, highly productive stores. Our stores are located in a variety of mid-sized and larger shopping centers, lifestyle centers and in certain cases, independent single-unit, stand-alone developments. The size of our stores and our real estate strategy provide us flexibility in site selection.
•Team Members. Our stores are typically staffed with 75 to 100 full and part-time team members. We strive to create a strong and unified company culture, rooted in our purpose, with a dedication to developing team members throughout the entire organization. We take pride in caring for and assisting our store teams through our store support office and regional teams. We have prioritized making investments in training development that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers. We also support leadership and career opportunities for our team members at Sprouts. We believe our team members contribute to our consistently high service standards and this helps us successfully open and operate our stores.
Our Product Offering
We are a specialty natural and organic food retailer offering a unique shopping experience for our customers. To offer the right assortment of healthy alternatives and good-for-you options, we curate our product mix to attribute-driven and differentiated fresh, natural and organic foods and healthier options throughout all of our departments, with innovative products that feature lifestyle friendly ingredients.
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

	2024	2023	2022
Perishables	57.3%	57.3%	58.0%
Non-Perishables	42.7%	42.7%	42.0%
Departments
While we focus on providing an abundant and affordable offering of natural and organic produce, our stores also include the following departments: packaged groceries, meat and meat alternatives, seafood, deli, vitamins and supplements, dairy and dairy alternatives, bulk items, baked goods, frozen foods, natural health and body care, and beer and wine. Our departments reflect our unique selling proposition featuring intentional curation of responsibly and locally sourced products. We believe each of our departments provides high-quality, differentiated and value-oriented offerings for our customers which we continuously refine with our customers' preferences in mind.
Sprouts Brand
We continue to expand the breadth of our Sprouts branded products with a dedicated product development team focused on continuing this growth. We sell a broad assortment of products that are differentiated, attribute focused and fun to explore, offer incredible taste, quality, value and experience, and are only available at Sprouts. Our program to update and redesign all Sprouts branded products is over 90% complete, and we expect to complete the refresh and redesign of our Vitamins and Supplements in 2025. We have experienced and expect to continue to see positive impact in terms of sales and recognition from our new food and beverage design. The Sprouts Brand program accounted for just over 23% of our revenue in fiscal 2024. We believe our Sprouts Brand products build and enhance the overall Sprouts brand and allow us to distinguish ourselves from our competitors, promoting customer loyalty and creating a destination shopping experience for products only available at our stores.
Product Innovation
We believe Sprouts is on the forefront of food innovation and has paved the way for natural food trends for over two decades. Since our founding, Sprouts has carried a wide selection of innovative natural and organic brands that resonate with our target customers and inspire healthy living for everyone. We have nurtured and grown many startup brands that now serve as category leaders. As we continue to grow, we aspire to become the most innovative health and wellness specialty food retailer in the country by seeking out and growing our relationships with niche vendors to bring their unique, quality products to the millions of shoppers who visit our stores every week. Led by our dedicated foraging team, we embrace product innovation, and we believe our stores serve as an incubator for growth across the natural foods industry, highlighting new and differentiated items in our innovation center merchandising displays.
In 2024, we launched approximately 7,100 new products. We feature thousands of responsibly sourced products with certifications and attributes that are desired by our target customer base, including organic, paleo, keto, plant-based, non-GMO, fair trade, gluten-free, vegan, grass-fed, raw and humane certified. We will continue to offer a treasure hunt experience for our customers by sourcing new, innovative and differentiated offerings into every department of our stores.

Sourcing and Distribution
We manage the buying of, and set the standards for, the products we sell, and we source our products from hundreds of vendors and suppliers, both domestically and internationally. We are committed to sourcing products in a manner that respects people, our communities and the environment, and we seek to partner with suppliers and service providers that share this commitment, as included in our Supplier Code of Conduct, which details our expectations regarding workplace standards and supplier best practices, and our Commitment to Human Rights, which details our commitment to respecting human rights in our operations and supply chain.
We work closely with our supply chain partners to improve animal welfare standards, responsible seafood sourcing, support for organic and regenerative agriculture and the ethical treatment of people. For an overview of our product sourcing policies and programs, please visit: https://www.sprouts.com/about/sustainability/.
We believe, based on our industry experience, that our strong relationships in the produce business provide us a competitive advantage and enable us to offer high-quality produce at prices we believe are generally below those of conventional food retailers and even further below high-end natural and organic food retailers. Our centralized buyers are supported by dedicated regional procurement teams that provide us flexibility to procure produce on local, regional and national levels. Our regional produce buying teams allow us to form meaningful relationships with farmers to build a path to growing with them as we grow, and our flexibility allows us to react to produce markets quickly in order to help us bring new and innovative varietals to our customers at favorable pricing. These products become treasure hunt items found at our stores.
Given the importance of produce to our stores, we source, warehouse and self-distribute nearly all produce. This ensures our produce meets our high-quality standards. We have department and product specifications that ensure a consistently high level of quality and freshness across our produce offering. These specifications are measured at both entry and exit points to our facilities. We manage every aspect of quality control in our produce distribution centers.
As a pillar of our long-term growth strategy, we expect to create an advantaged supply chain and aspire to locate our distribution centers within 250 miles of the majority of our stores. We currently have six produce distribution centers, with two located in California and one located in each of Arizona, Texas, Colorado and Florida. In 2023, we entered into a partnership with a third-party produce distributor in Pennsylvania to supply fresh produce to our Mid-Atlantic stores. As of December 29, 2024, approximately 80% of our stores were within 250 miles of a distribution center. The proximity of our distribution centers to our stores has allowed us to deliver on our fresh commitment to our customers, by sourcing more products from local farmers and improving efficiencies in our distribution process.
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
For all non-produce products, we use third-party distributors and vendors to distribute products directly to our stores following specifications and ingredient and quality control standards that are set by us.
KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 50%, 47% and 45% of our total purchases in fiscal 2024, 2023 and 2022, respectively. Another 3% of our total purchases in each of fiscal 2024, 2023 and 2022 were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”). Our primary meat and seafood distributor accounted for approximately 14% of our total purchases in each of fiscal 2024 and 2023 and 13% of our total purchases in fiscal 2022. As a step to improve our fresh supply chain, we are currently in the process of transitioning from our primary meat and seafood distributor. We expect to initially transition to an intermediary third-party distributor and ultimately to a self-distribution model under which we will deal directly with our suppliers. As with complex transitions of this magnitude, there are associated short-term risks, including in particular, potential product supply disruptions resulting in lost sales at our stores and transition-related expenses that exceed our expectations. See “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Our Pricing, Marketing and Advertising
Pricing
As a farmers market style store, we emphasize competitive prices throughout the entire store, as we are able to pass along the benefits of our scale and purchasing power to our customers, particularly in certain categories such as produce. We position our prices with everyday value for our customers within our margin structure, with regular promotions that drive traffic and trial. Our Sprouts Brand products offer entry-level price points in certain categories, but also focus on attributes, innovation, treasure hunt experience, wellness or health benefits and quality.
Marketing and Advertising
As part of our long-term growth strategy to refine our brand and marketing approach, we continue to grow our current marketing strategy to drive more profitable growth and create more meaningful connections with our customers. Our digital-first marketing strategy is focused on connecting with our most important, higher value target customers via precision geographic targeting, data-driven media and focusing on personal relevance to tap into our target audience’s needs and affinities.

We are telling our unique and differentiated story through both traditional channels and digital media, including online video, streaming audio and outdoor media. Leveraging digital communications targeted to specific geographic areas provides us with greater flexibility to utilize different media channels based on market composition. This allows us to respond to local competitive activity and to better connect with customers in both our established and emerging markets. Connecting with our customers via owned CRM channels like email and text messages continues to be a significant priority. We focus our efforts on personalizing content that is relevant to our customers. We experienced an 8.6% increase in email subscribers in 2024 compared to 2023. During 2024, we garnered 17 million weekly digital flyer views, demonstrating that our leverage of digital media to reach customers and share what is new and unique at Sprouts resonates with the habits of today’s shoppers.

We have developed and maintain the Sprouts app on which we include digital coupons and in-store scan features, and our website, www.sprouts.com, on which we display our weekly sales flyers and highlight our unique and differentiated product offerings. Our website and app also feature online ordering for delivery and pickup. We offer home deliveries from our stores through delivery service providers, including Instacart, DoorDash and Uber Eats, in all of our markets nationwide. In 2024, we also piloted our Sprouts Rewards loyalty program in select markets. We will continue to explore mobile and digital opportunities to further connect with our customers and leverage data for better customer insights.
Sprouts continues to educate and reach shoppers through social partnerships, special content and sponsorships. Among our 2024 highlights:

•We continued our long-term commitment to and investment in collegiate women’s athletics through partnerships with the Big 12 and SEC conferences. In conjunction these partnerships as well as individual agreements with Arizona State University, University of Southern California and University of Texas, we expanded our NIL portfolio and partnered with over 150 female collegiate athletes.

•Sprouts also became the title partner of the ESPN Sprouts Farmers Market Collegiate Quad which features schools from top 25 collegiate gymnastics programs, All-Americans, and current and future Olympians. In 2024, this Collegiate Quad became the most watched NCAA gymnastics meet in ESPN history.

•Sprouts continued its back-of-jersey sponsorship with the Angel City Football Club in 2024, leading to almost 65 million impressions across multiple platforms. As a portion of this partnership, funds are allocated to support local causes that provide fresh food access and further children’s nutrition education throughout Los Angeles. In 2024, Sprouts and Angel City held 9 garden work days and contributed over 1,400 collective service hours into the local Los Angeles community.

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
Sustainability Impact
Central to our identity is our purpose rooted in care, community, and sustainability: “To Help People Live and Eat Better." From our team culture to our curated customer experience and the way we uplift our communities, we aspire to make a meaningful impact. We work collaboratively with our supply chain partners, community organizations, and industry experts to understand our material impacts and prioritize our efforts to maximize our positive influence on the people and communities that we serve.
Our sustainability initiatives emphasize responsible sourcing, food waste diversion, and carbon emissions reduction. In 2024, these efforts delivered measurable progress:
•30% of total sales from organic products;
•Sales of plant-based products, a less carbon-intensive option, grew by 27% from 2023;
•18% of total sales were from fresh produce;
•Advanced regenerative and local agriculture through intentional supplier partnerships; and
•Rescued over 35 million pounds of food, providing the equivalent of over 29 million meals to local food banks.
Based on our sustainability impacts, we received a rating of AAA in the 2024 MSCI ESG Ratings assessment. The AAA rating represents the highest rating on the scale and signifies a company leading its industry in managing the most significant risks and opportunities. For more information on our efforts and reporting, including our most recent Impact reports, please visit: sprouts.com/about/sustainability/. The information contained on or accessible through our website and in our impact reports is not incorporated by reference into this Annual Report on Form 10-K.
The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on advancing nutrition education, fresh food access and improved health outcomes for children and adults in the communities where Sprouts operates. Since its inception, our Foundation has awarded more than $35 million in donations to nonprofits and schools with programs that bring its mission to life.
Our Foundation's 2024 highlights included:

•Invested over $4 million in hyper-local grants to 578 nonprofit organizations and schools focused on school garden education, and health and wellness programs for children and adults;

•Awarded $10 million in high-impact capacity grants to empower nonprofit organizations to expand their program operations;

•Contributed $1 million to the Florida Disaster Relief Fund to aid in relief and recovery efforts following Hurricane Milton; and

•Hosted the second national Growing School Gardens Summit, uniting over 450 educators and organizations responsible for educating an estimated 5 million students nationwide.
For more information on our Foundation, please visit: sprouts.com/about/sprouts-foundation/.
Human Capital Management

At Sprouts, we help people live and eat better. By living our purpose, we improve the health of the communities we serve. Our impact goes beyond healthy and delicious food. We help people live better holistically, represented by all the different ways that we care for each other, our customers, our communities, and for the planet. Our culture is rooted in our values of “Care”, “Own it”, and “Love Being Different”. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates and retaining team members that have a love of food, pride themselves on service excellence, and share our purpose driven culture. We build on our targeted recruitment efforts with robust training on customer engagement and product knowledge to ensure there is friendly, knowledgeable staff in every store. As of December 29, 2024, we had approximately 35,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.
2024 Highlights. We are proud of the following achievements during the year:
•We solidified our purpose statement and rolled it out across the organization. We engaged in activities connecting each team member’s role to our purpose statement.
•We continue to cascade our three core values to intentionally shape our culture and act as a lens to guide the decisions we make. We reinforced the critical behaviors and actions to create a sense of inclusion and belonging.
•We engaged in leadership development sessions across the organization, including a focus on coaching and feedback to develop and grow our team members.
•As one of the fastest growing specialty retailers of fresh, natural and organic food in the country, we created approximately 3,300 new jobs in 2024 through new store openings.
•Additionally, we promoted over 6,100 team members and filled 54% of store manager positions with internal candidates.
•Team members saved approximately $23.4 million through store discounts.
•We awarded 50 scholarships to team members and dependents in 2024. Since the scholarship program’s inception, we have awarded more than $1.9 million in scholarships.
Total Rewards. Because we are a people powered business, we are proud to continuously invest in our workforce by offering competitive salaries and wages, which we regularly assess against the current business environment and labor market. We proactively make changes to our total rewards programs to attract the talent that will support our growth strategy and will elevate the customer experience. Furthermore, we offer comprehensive, relevant and market competitive benefits to all eligible team members:
•We offer a variety of medical benefit plans to allow team members the ability to choose the best plan for them and their families.
•We offer well-being services and support dedicated to the mental, physical, emotional and financial well-being of our team members.
•We have a quarterly bonus plan for which all store team members are eligible.
•All team members over 18 can enroll in our 401(k) plan on the first of the month following three months of service, and we offer a contribution matching program.
•We offer a paid sick time policy for all team members and offer generous leave programs.

•All hourly team members are eligible for semi-annual reviews and merit increases.
•We have enhanced our benefits to support mental well-being and counseling services for all team members.
•We offer team members the opportunity to participate in the Western Association of Food Chains’ Retail Management Certificate Program that provides the core skills and knowledge to move into a management role in the retail industry. During 2024, 39 Sprouts team members enrolled in this program.
•We participated in the McKinsey Connected Leaders Academy, for the fourth year, engaging high performing leaders in programs designed to develop diverse leaders at Sprouts. We had 70 participants in 2024, which included leaders participating in Hispanic, Black & Asian Executive level and Manager level programs.
•We offer The Henry Boney Memorial Scholarship, which is designed to offer team members or their dependents a $2,000 scholarship to achieve their college dreams.
•We also embarked on mentor circles offered as a program created and executed by our Inspiring Women at Sprouts team member resource group.
•We offer internal and external coaching to develop our leaders.
•All Sprouts team members can save at our stores, with a 15% Work Perk Discount. This year we offered a 30% discount to all team members over the course of fourteen days aligned with our holiday celebrations. We also offered team members an additional three days with a 25% discount.
•We provided special bonuses to team members in honor of winning Progressive Grocers Retailer of the Year.
Education, Training and Safety. We believe Sprouts is an attractive place to work with significant growth opportunities for our approximately 35,000 team members. To grow the next generation of leaders at Sprouts, we have developed a Leadership Training Model to on-board store managers new to Sprouts. In 2024, we had 81 Leadership graduates totaling more than 33,200 hours in training. We graduated 20 leaders from our college fast-track program which trains college graduates for assistant store management roles. In addition, our Assistant Store Manager training program to accelerate internal promotions supported 39 team members. These development programs support our store growth and workforce plan. In 2024, we rolled out bite-sized training through our new learning management system. This enables daily learning through mobile devices. Our store team members completed over 1,046,000 hours of in-store training in 2024.
We are committed to maintaining a safe environment for our team members and customers. Our stores implement various programs to reduce and eliminate hazards, resulting in a safer workplace and improved shopping experience. In 2024, our stores reported a 10% reduction in worker compensation claim frequency rate and a 9% reduction in general liability claim frequency rate over the prior year.

Team Member Resource Groups. We pride ourselves on supporting an inclusive, respectful, and caring culture throughout our organization. We have five team member resource groups that provide input on our recruiting efforts and insight into team member sentiment and culture survey data to better inform our business and people planning efforts. These groups consist of "Inspiring Women at Sprouts" our women's resource group, “Sabor” our Hispanic and Latin resource group, “Soul” our Black/African American resource group, “Rainbow Alliance” our LBGTQIA+ resource group and “Honored to Serve” our veteran’s resource group. These team member resource groups support our values of “care” and “love being different”.

Growing Our Business
As part of our long-term growth plan, we plan to expand our store base with approximately 10% annual unit growth. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway for us to achieve our growth target.
We intend to continue to focus our growth on areas where we have a large concentration of stores, such as California and Texas, while building out our newer markets, such as Florida and the Mid-Atlantic region, to achieve a larger concentration of stores. We have opened 33, 30 and 16 new stores in fiscal 2024, 2023 and 2022, respectively. We expect to continue to expand our store base with at least 35 store openings planned for fiscal 2025, all of which will be in our updated format. See “Item 2. Properties” for additional information with respect to our store closures in 2023.
The below diagram shows our store footprint, by state, as of December 29, 2024.

WA
3
WY
1
NV
16
UT
5
CO
33
CA
149
KS
4
MO
3
PA
5
3
NJ
2
7
DE
MD
VA
3
AZ
47
NM
10
OK
11
TX
54
LA
1
TN
8
NC
6
SC
2
AL
3
GA
17
FL
47

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
We have been successful across a variety of urban, suburban and rural locations in diverse geographies, from coast to coast, which we believe supports the portability of the Sprouts brand and store model into a wide range of markets. As we implement our long-term growth strategy, our stores will continue to deliver a unique and friendly shopping experience that stays true to our farmers market heritage by featuring a smaller box size than our recent vintages, generally between 21,000 and 25,000 square feet. By reducing our store square footage, our newer stores generally have a lower cost to build and decreased occupancy and operating costs, while reducing non-selling space that results in generally flat sales compared to our larger stores. We expect these cost reductions will allow us to deliver higher returns than our larger stores and continue to accelerate our growth.
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
Grocery customers are attracted to unique product offerings, formats and differentiated shopping experiences. Based on our industry experience, we also believe consumers are increasingly focused on health and wellness and are actively seeking healthy foods in order to improve eating habits. This overall demand for healthy products is driven by many factors, including increased awareness about the benefits of eating healthy, a greater focus on preventative health measures using food as medicine, and the rising costs of health care. We believe customers are attracted to retailers with comprehensive health and wellness product offerings. As a result, food retailers are offering an increased assortment of fresh, natural and organic foods as well as vitamins and supplements to meet this demand.
Our competitors within the overall grocery industry primarily include other specialty food retailers such as Whole Foods, Trader Joe’s, and smaller local or regional operators, conventional supermarkets such as Kroger, Albertsons, Safeway, H-E-B and Publix, as well as mass or discount retailers such as Target and Walmart, warehouse membership clubs, online retailers such as Amazon, specialty stores, restaurants, home delivery and meal solution companies, and any other outlets offering food and similar products as those found in our stores. We believe Sprouts offers consumers a compelling value and differentiated products relative to our competitors and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of attribute-driven products along with exceptional customer engagement.
Insurance and Risk Management

We use a combination of insurance and self-insurance to manage potential liabilities related to workers’ compensation, general liability, product liability, cybersecurity, directors' and officers' liability, team member healthcare benefits, and other casualty and property risks. Various factors, including changes in legal trends and interpretations, inflation rate fluctuations, changes in claims settlement practices, changes in applicable laws affecting benefit levels, insolvency of insurance carriers, risk transfer management, and fluctuations in discount rates, could impact the ultimate settlements of claims and the overall cost of our insurance program. As such, there is no guarantee that our insurance coverage will fully mitigate all potential risks or claims. We continuously evaluate our insurance program to ensure that our coverage levels are appropriate considering evolving risks, claims experience, and the regulatory environment. We also assess the financial strength of our insurance carriers to minimize the risk of insolvency and ensure stability in our coverage.
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
Information Technology Systems
We have made significant investments in IT infrastructure and business systems to enhance efficiency, scalability, and customer experience to support our long-term growth and operational resilience. These investments include enterprise data management, labor and shrink optimization, store replenishment, demand forecasting, and in-store technologies, all aimed at streamlining operations and improving decision-making.
Our IT initiatives focus on maintaining high in-stock availability, optimizing demand forecasting, automating supply chain processes, enhancing the customer experience, and increasing workforce productivity. These enhancements drive greater operational efficiency, cost control, and business agility. To further strengthen our capabilities, we continue to integrate emerging technologies such as artificial intelligence, machine learning, and cloud computing to advance automation, generate real-time insights, and improve scalability.
We operate on an integrated IT platform that provides the agility and scalability necessary to support business growth and evolving market demands. This platform ensures operational consistency across our business, enabling seamless adaptation to changing conditions while positioning us for future expansion.
To mitigate risks such as cybersecurity threats, system disruptions, and data breaches, we have implemented a multi-layered security strategy, including advanced threat detection, continuous monitoring, third-party security audits, employee cybersecurity training, and robust disaster recovery and incident response protocols. Our cybersecurity program aligns with industry standards such as the NIST Cybersecurity Framework (CSF), while our data protection practices comply with privacy regulations, including the California Privacy Rights Act (CPRA). For payment security, we adhere to the Payment Card Industry Data Security Standard (PCI DSS) to ensure the protection of cardholder data and transaction integrity.
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
Food. The FDA has comprehensive authority to regulate the manufacture, labeling, distribution, sale, marketing and safety of food and food ingredients for humans and pets (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Similarly, the USDA’s Food Safety Inspection Service (“FSIS”) is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.

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
The FDA and FSIS also exercise broad jurisdiction over the labeling and promotion of food and meat products. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website, in-store or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts labeling, ingredient statement, and allergen disclosures. The agencies also regulate the use of structure/function claims, health claims and nutrient content claims for food and dietary supplement products. Additional in-store labeling requirements, such as disclosure of calories and other nutrient information for frequently sold items are now in effect. In addition, various nutrition initiatives that will impact many actors in our supply chain, such as the elimination of certain partially hydrogenated oils and brominated vegetable oil went into effect in 2023.
USDA’s Agricultural Marketing Service (“AMS”) oversees compliance with the National Organic Standards Program and related labeling activity. In addition, AMS has responsibility for newly enacted requirements surrounding the disclosure of the presence of bioengineered ingredients in food.
AMS also enforces the Perishable Agricultural Commodities Act ("PACA") which imposes fair business practices on parties engaged in the sale of perishable fruits, vegetables and some nuts. Entities that buy and sell perishable commodities require a PACA license and disputes about sales of produce are subject to rules and regulations under PACA.
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
Cosmetics. The FDA has comprehensive authority to regulate cosmetics under the FDCA and the Fair Packaging and Labeling Act (“FPLA”). No cosmetic product labeling or marketing may advertise any therapeutic use, such as treating or preventing disease, or claim to affect the structure or function of the body. The Modernization of Cosmetics Regulation Act of 2022 ("MoCRA") created a comprehensive regulatory framework that imposes new FDA registration and listing requirements, adverse event reporting obligations, labeling rules, enforcement authority, and good manufacturing practices ("GMP") requirements, among other regulatory obligations, on cosmetic manufacturers, packers or distributors of cosmetic products whose name appears on the label of the product.
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
Corporate Offices
Our principal executive offices are located at 5455 East High Street, Suite 111, Phoenix, Arizona 85054. Our website address is www.sprouts.com. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).
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
We operate in the competitive retail food industry. Our competitors include specialty grocers, conventional supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily differentiated product selection, quality, convenience, shopping experience, customer engagement, store format, location, price and delivery options. Our failure to offer products or services that appeal to our customers’ preferences or to effectively market these products or services could lead to a decrease in our sales. To the extent that our competitors offer lower prices or similar products, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their product offerings, increasing the space allocated to fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores or expand delivery options within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in customer traffic and market share, reduction in margin from competitive price changes or greater operating costs.
We rely heavily on sales of fresh produce and quality fresh, natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.
We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 18% and 19% of our net sales in fiscal 2024 and 2023, respectively. We have generally not experienced significant difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards. However, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, tariffs and import regulations or restrictions on foreign-sourced products, stability of the global supply chain and the ability of our vendors to maintain required attributes or organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions, including the potential effects of climate change, any of which can lower crop yields and reduce crop size and quality. This could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.
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
As of December 29, 2024, we operated 149 stores in California, making California our largest market representing 34% of our total stores in fiscal 2024. We also have store concentration in Texas, Arizona, Florida and Colorado, operating 54, 47, 47 and 33 stores in those states, respectively, and representing 12%, 11%, 11% and 8% of our total stores in fiscal 2024, respectively. As we execute our long-term growth strategy, we may become even more concentrated in these markets, as well as other identified expansion markets. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns and natural disasters in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; regulation; wage increases; changes in economic conditions; floods, prolonged droughts, diminished water resources, windstorms such as tornados, cyclones, hurricanes and tropical storms, winter storms or other severe weather conditions, which may be caused or exacerbated by climate change; and other catastrophic occurrences, such as pandemics, earthquakes or wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, full or partial loss of power in our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products whether from self or third-party distribution, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors, particularly in areas with significant geographic concentration of our stores or produce growers on which we rely, may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.
Fluctuations in product and commodity availability and prices, including from the impact of tariffs, may impact profitability.
The availability of many products we sell, including produce, or products with ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities, may be impacted by weather events and catastrophic occurrences. These products and commodities are also subject to significant price fluctuations and may be impacted by economic factors such as tariffs and inflation. For example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. Although certain of these tariffs were subsequently paused, any increase in prices of such products or key ingredients as a result of tariffs or otherwise may cause our vendors to seek price increases from us. Price decreases may result in our competitors reducing retail prices on products or items containing such ingredients. If we are unable to mitigate these fluctuations by passing the effects through to our customers, which will largely depend upon competitive market conditions, our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.
Supply chain disruptions may delay our store growth plans.
Disruptions to the global supply chain due to events beyond our control, such as tariffs, pandemics or wars, may cause us to experience shortages or increased costs of necessary products or equipment resulting in delays in or greater expenses for our future new store openings.
Widespread health epidemics or other incidents beyond our control could materially impact our business.
Our business could be severely impacted by widespread regional, national or global health epidemics or other incidents beyond our control such as terrorism, riots, acts of violence and other crimes. Such events may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, these occurrences could adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.
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
To support our growth strategy, we must have sufficient capital to continue to make significant investments in our new and existing stores and advertising. If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Our inability to obtain adequate capital resources to fund our business and growth strategy may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition or prospects.
Business and Operating Risks
Our ability to execute on our long-term growth strategy largely depends on new store openings, and our failure to successfully open new stores could negatively impact our business.
Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of our long-term growth strategy depends upon a number of factors, including our ability to effectively achieve a level of cash flow or obtain necessary financing to support our expansion; find suitable sites for new store locations; manage supply chain constraints to obtain necessary equipment; negotiate and execute leases on acceptable terms; secure and manage the inventory necessary for the launch and operation of our new stores; hire, train and retain skilled team members; promote and market new stores; successfully execute and gain customer acceptance of our store format; and address competitive merchandising, distribution, operational and other challenges encountered in connection with expansion into new geographic areas and markets. Although we plan to expand our store base primarily through new store openings, we may grow through strategic acquisitions. Our ability to grow through strategic acquisitions will depend upon our ability to identify suitable targets and negotiate acceptable terms and conditions for their acquisition, as well as our ability to obtain financing for such acquisitions, integrate the acquired stores into our existing store base and retain the customers of such stores. If we are ineffective in performing these activities, then our efforts to open and operate new stores may be unsuccessful or unprofitable, and we may be unable to execute our growth strategy.
In fiscal 2024, we opened 33 new stores. In fiscal 2023, we opened 30 new stores and acquired two stores. We currently expect to achieve approximately 10% annual unit growth and to open at least 35 new stores in 2025, including penetration of new markets with a greater concentration of new stores. However, we may not achieve this expected level of new store growth due to inability to find suitable sites, supply chain disruptions or otherwise. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.
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
As a fresh, natural and organic retailer, we believe that many customers choose to shop our stores because of their interest in health, nutrition and food safety. As a result, we believe that our customers hold us to a high food safety and quality standard, in particular for our Sprouts Brand products. Therefore, real or perceived quality or food safety concerns, whether or not ultimately based on fact, and whether or not involving products prepared and/or sold at our stores or vendors that supply us with products or provide us with services, would cause negative publicity and lost confidence regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations, cash flows or financial condition.
Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce and other products in a timely manner.
We self-distribute our produce through six distribution centers located in Arizona, Texas, northern California, southern California, Colorado and Florida. We also have entered into a partnership with a third-party produce distributor in Pennsylvania to supply fresh produce to our Mid-Atlantic stores. As we further expand our geographic footprint or self-distribute additional product categories, we may require additional distribution centers or expansion of our existing distribution centers. Any unanticipated or unusual expenses or significant interruption or failure in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, cyberattacks, network or power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers or product categories into our supply chain network, inability of our new distribution centers to perform as expected or contractual disputes with third-party service providers could result in increased expenses and adversely impact our ability to distribute produce and other products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand, as well as increased costs from third-party service providers. While we maintain business interruption and property insurance, if the operation of our distribution centers or transportation network were interrupted for any reason, causing delays in shipment of product to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
KeHE is our primary supplier of dry grocery and frozen food products, accounting for approximately 50% and 47% of our total purchases in fiscal 2024 and 2023, respectively. Our current primary contractual relationship with KeHE continues through July 18, 2025 and provides that KeHE will be our primary supplier for all of our stores. Our primary distributor of meat and seafood products accounted for approximately 14% of our total purchases in each of fiscal 2024 and 2023. Due to this concentration of purchases from a small number of third-party suppliers, the cancellation or interruption of our distribution arrangements or the disruption, delay or inability of our suppliers to timely deliver product to our stores in quantities or within service parameters that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels due to lost sales, as well as increased costs from alternative distribution arrangements. In addition, we are currently in the process of transitioning from our primary meat and seafood distributor. We expect to initially transition to an intermediary third-party distributor and ultimately to a self-distribution model under which we will deal directly with our suppliers. As with complex transitions of this magnitude, there are associated short-term risks, including in particular, potential product supply disruptions resulting in lost sales at our stores and transition-related expenses that exceed our expectations. Another 3% of our total purchases in both fiscal 2024 and 2023 were made through our secondary supplier of dry grocery and frozen food products, UNFI. We expect to extend our current contractual relationship with UNFI through December 31, 2025. There is no assurance UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. If KeHE, UNFI or any of our other distributors or suppliers fail to fulfill their financial or contractual obligations or the products they distribute fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and we could incur substantial related costs. Further, the food distribution and manufacturing industries are dynamic. Consolidation or dissolution of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We may not be able to find replacement suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.
Disruptions to, security breaches or non-compliance involving, our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues.
We rely extensively on information technology systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources, store operations, ecommerce and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware attacks, catastrophic events, and usage errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased both in frequency and breadth. Point-of-sale hardware in our stores has also been targeted by individuals attempting to install skimmer devices or conduct other tampering to illicitly obtain payment card information. In response to these wide-ranging cybersecurity and data privacy risks, we have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Significant expenditures could be required to remedy future cybersecurity problems and protect against future breaches. Additionally, compliance with current and future applicable federal and state privacy, cybersecurity and related laws, including for example the California Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), can be costly and time-consuming, and we could be subject to enforcement actions or penalties for non-compliance. These costs could have a material adverse effect on our business, and our efforts may not meaningfully limit the success of future attempts to breach our information technology systems.
Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties or significant expenses in implementing new systems, adapting these systems to changing technologies or legal requirements or expanding them to meet the future needs and growth of our business. If our systems are improperly implemented, breached, damaged, cease to function properly, do not function as anticipated or are perceived to have failed, we may have to make significant investments to fix or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, team members and others; face costly litigation, enforcement actions and penalties; and our brand and reputation with our customers may be harmed. Various third parties, such as our service providers and suppliers, including our most significant suppliers, and payment processors and their suppliers (i.e., our fourth parties), also rely heavily on information technology systems, and any failure of these systems for any reason (e.g., cybersecurity attack, software glitch, human or system error or omission), could also cause loss of sales, transactional or other data, compromise of customer or team member data and significant interruptions to our business. Any security breach or other material interruption in the information technology systems we rely on, particularly those required for point-of-sale payment processing in our stores, may have a material adverse effect on our business, operating results and financial condition.
In addition, many of our store support team members work remotely. Our failure to provide appropriate technological resources and maintain adequate safeguards around our remote work environment could result in loss of productivity and usage errors by our team members or the loss or compromise of confidential customer, team member or company data. In addition, the remote work environment may increase certain risks to our business, including phishing and other cybersecurity attacks.
If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.
We believe our success depends, in substantial part, on our ability to:
•anticipate, identify and react to fresh, natural and organic grocery and dietary supplement trends and changing consumer preferences and demographics in a timely manner;
•translate market trends into appropriate, innovative product and service offerings in our stores before our competitors and effectively market these trends to our target customers; and
•develop and maintain vendor and service provider relationships that provide us access to the newest on-trend merchandise and customer engagement options on reasonable terms.
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
We believe our continued success depends on our ability to maintain and grow the value of the Sprouts brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents involving our company, our team members, suppliers, agents, marketing partners, third-party service providers or the products we sell can erode trust and confidence, particularly if they involve our Sprouts Brand products, or result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to manage these risks, or if our public image or reputation were to be tarnished by negative publicity.
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
The food retail industry is labor intensive. Our continued success and ability to grow through new store openings is dependent upon our ability to attract, develop and retain qualified team members in our stores and at our store support offices who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. We face intense competition for qualified team members, many of whom are subject to offers from competing employers. Due to a tight labor market, availability of talent and other factors, we have experienced, and could continue to experience, a shortage of labor for store positions. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer engagement to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire, train and retain team members capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our team members or team member wages may adversely affect our business, results of operations, cash flows or financial condition.
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
As of December 29, 2024, the Company had no long-term debt outstanding debt under our credit agreement (referred to as the “Credit Agreement”). We may incur indebtedness in the future, including borrowings under our Credit Agreement. Any indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.
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
Our operations, which are characterized by a high volume of customer traffic and data collection for transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, data security and privacy, accessibility and other legal actions in the ordinary course of our business, including litigation arising from food-related illness or product labeling. In addition, our team members may, from time to time, bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims across the United States generally. Additionally, we could be exposed to industry-wide or class-action claims arising from products we carry or industry-specific business or employment practices. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance against many types of claims, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business and impact our ability to hire and retain team members, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows.
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
Food and FSMA Implementation Costs. While the FDA has authorized certain per and polyfluoroalkyl substances ("PFAS") for use in specific food contact applications, a growing number of states have passed legislation or issued policies restricting food contact articles with intentionally added PFAS, such as certain single-use food packaging and foodware items. For example, a California law that became effective in 2023 bans intentionally added PFAS in fiber-based food packaging, mandates online chemical disclosures, and limits claims about PFAS-free and other hazard groups. As more states impose similar restrictions, it is possible that additional states in which we operate will also implement bans on PFAS.
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
Future changes in legal and regulatory requirements may introduce new risks into our operations which we are not able to currently anticipate. For example, changes taking place in the United States associated with a new federal administration, as well as changes in legal standards, may introduce uncertainties with respect to our current and future operations. It is possible that new laws, regulations or executive orders may be enacted or enforced differently than they were before, which may expose us to additional uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in FDA’s regulatory and enforcement agenda and resources for such actions. Further, legal and regulatory changes may impact how we may market and sell our products in the future, for example, by changing food and dietary supplement label requirements. At this time, it is too early to predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operations.
We are also subject to laws and regulations more generally applicable to retailers. Compliance with or changes to such laws and regulations may increase our costs, limit or eliminate our ability to sell certain products or otherwise adversely affect our business, reputation, results of operations, financial condition or cash flows.
We are subject to laws and regulations more generally applicable to retailers, including those related to labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know, data privacy, waste diversion and hazardous waste disposal, packaging labels and content, consumer protection and alcoholic beverage sales, as well as other voluntary safety protocols. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required permits, approvals or licenses. In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.
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
We have a significant amount of goodwill and other intangible assets. As of December 29, 2024, we had goodwill and intangible assets of approximately $381.8 million and $208.1 million, respectively, which represented approximately 10.5% and 5.7% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, an immediate charge to earnings would be recorded for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill, which would adversely affect our operating results.
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
Increasingly, investors, customers, government agencies, non-governmental organizations, team members, communities and other stakeholders are focusing on environmental, social and governance ("ESG") matters and related disclosures. Many of these stakeholders evaluate and measure the performance of companies based on a variety of ESG metrics. As a fresh, natural and organic specialty retailer, we believe that many stakeholders hold us to higher standards with respect to ESG matters. As a result, we disclose certain ESG-related metrics, initiatives and goals in our SEC filings and other public disclosures. Execution against these ESG initiatives may be costly, and we may be unable to achieve our goals due to factors outside of our control. If our ESG-related reporting is incomplete or inaccurate or fails to comply with regulatory requirements, or if we fail to achieve significant progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance, growth and reputation with our investors, customers and other stakeholders could be adversely affected. In addition, there also exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny and reputational harm from these parties regarding our ESG initiatives or goals.
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
Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders. These include, without limitation, the following provisions:
•a classified board of directors (referred to as the “Board”) whose members serve staggered three-year terms;
•“blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•inability of our stockholders to call special meetings of stockholders, which may delay the ability of our stockholders to force consideration of a proposal or the ability of holders controlling a majority of our capital stock to take action, including the removal of directors; and
•required advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to the board.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity is of critical importance to our success. We are susceptible to significant and persistent cybersecurity threats, including data breaches, ransomware, and phishing attacks. These threats, which are constantly evolving, include attempts by malicious actors to breach our security and compromise our information technology systems, as well as those of our vendors and suppliers. A cybersecurity incident impacting us or any third party could disrupt operations, damage our reputation, and result in costly litigation and/or government enforcement action. We are committed to maintaining robust cybersecurity and data protection practices and continuously evaluate cybersecurity threats, considering their immediate and long-term effects on our business strategy, operations, and financial condition.
Under the oversight of our Board of Directors, and the Board’s risk committee, our management has established comprehensive processes identifying, assessing, and managing material risks from cybersecurity threats. These processes are integrated into our enterprise risk management program and include proactive measures such as advanced threat monitoring, penetration testing, multi-factor authentication, and team member training. We also align our practices with recognized standards such as the NIST Cybersecurity Framework. Our detailed incident response plan outlines steps for detection, assessment, notification, and recovery, including escalation to management, the Risk Committee, and the Board when appropriate.
The risk committee of our Board, chaired by a director with extensive cybersecurity expertise, receives quarterly updates from management on cybersecurity risks and incidents, including those with moderate or higher impacts. Management updates the full board regularly to ensure alignment on mitigation strategies. Our Chief Technology Officer, with more than 35 years of IT experience, leads our cybersecurity efforts, supported by a dedicated team of certified specialists and external consultants.
Our third-party vendors and service providers are integral to our operations but pose unique cybersecurity challenges due to their access to data and our reliance on them for critical operations, including supply chain management. To address these risks, we maintain a third-party vendor risk management program that includes pre-onboarding due diligence, regular audits, and ongoing compliance evaluations. Additionally, we assess critical vendors’ supply chain security practices to reduce risks from subcontractors.
As of the date of this report, no cybersecurity incidents have had a material adverse effect on our business, financial condition, or results of operations. However, we recognize that no system is immune to breaches. While we maintain cyber insurance coverage for specific risks, such as ransomware attacks and business interruption, the costs of certain incidents could exceed policy limits. We continue to invest in advanced technologies, such as AI-driven threat detection, to strengthen our defenses against evolving threats.
See Item 1A. “Risk Factors – Disruptions to, security breaches or non-compliance involving our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues” for additional discussion of cybersecurity risks that may materially impact us.
Item 2. Properties
We seek to select sites for our store locations in markets with growth potential where our target customers and supply chain capabilities intersect. As of December 29, 2024, we had 440 stores located in 24 states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Jersey	3
Arizona	47	New Mexico	10
California	149	North Carolina	6
Colorado	33	Oklahoma	11
Delaware	2	Pennsylvania	5
Florida	47	South Carolina	2
Georgia	17	Tennessee	8
Kansas	4	Texas	54
Louisiana	1	Utah	5
Maryland	7	Virginia	3
Missouri	3	Washington	3
Nevada	16	Wyoming	1
In fiscal 2024, we opened 33 new stores. In fiscal 2023, we opened 30 new stores and acquired two stores.
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

As of December 29, 2024, we utilized six distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

Facility	State	Square Footage*
Corporate Office	Arizona	96,000
Distribution Center	Arizona	129,000
Distribution Center	California	337,000
Distribution Center	California	108,000
Distribution Center	Colorado	134,000
Distribution Center	Florida	134,000
Distribution Center	Texas	234,000
________________________________________________
*Rounded to the nearest 1,000 square feet
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
In fiscal 2023 as part of our real estate portfolio review, we closed 11 stores. These stores, on average, were approximately 30% larger than our current prototype format and were underperforming financially. See Note 26, “Store Closures” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding these store closures.
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
See Note 18, “Commitments and Contingencies” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 18, 2025 was 23. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended December 29, 2024.

Period (1)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
September 30, 2024 - October 27, 2024	45,647	$112.26	45,647	$553,773,000
October 28, 2024 - November 24, 2024	210,321	$140.45	210,321	$524,192,000
November 25, 2024 - December 29, 2024	534,012	$137.77	534,012	$450,623,000
Total	789,980		789,980
(1)Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2024.
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

Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 29, 2019 and December 29, 2024, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.
The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 27, 2019 (the last trading day prior to the beginning of fiscal 2020) was the closing sale price on that day of $19.51 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sprouts Farmers Market Inc., the NASDAQ Composite Index
and the S&P 500 Food Retail Index

$700
$600
$500
$400
$300
$200
$100
$0
12/29/19
1/3/21
1/2/22
1/1/23
12/31/23
12/29/24
Sprouts Farmers Market Inc.
NASDAQ Composite
S&P 500 Food Retail

*$100 invested on 12/29/19 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Sprouts Farmers Market, Inc. under the Securities Act or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024, which provides comparisons of fiscal 2023 and fiscal 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 440 stores in 24 states as of December 29, 2024, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through 2024, we have opened 75 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. Following the opening of two fresh distribution centers in fiscal 2021 and the relocation of our Southern California distribution center, closure of our Georgia distribution center and partnership with a third-party fresh distribution center in the Northeast in fiscal 2023, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of December 29, 2024.
•Customer Engagement and Personalization. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are increasing our use of data analytics and insights. We believe this data-driven intelligence will increase customer engagement through personalization efforts with digital and social connections to drive additional sales growth and loyalty.
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
•Invest in Technology for Growth. We continue to make investments in technology in support of our strategy, with a focus on enhancing efficiency, scalability, and customer experience. While we are showing positive outcomes on our strategic investments in inventory management and customer personalization, we believe that ongoing investments in our technology foundation will allow us to streamline operations and improve decision making to execute on our strategy.
•Deliver on Key Financial Metrics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. Since the implementation of our strategy beginning in 2020, we have significantly improved our margin structure above our 2019 baseline.

As a step to improve our fresh supply chain, we are currently in the process of transitioning from our primary meat and seafood distributor that accounted for approximately 14% of our total purchases in each of fiscal 2024 and 2023. We expect to initially transition to an intermediary third-party distributor and ultimately to a self-distribution model under which we will deal directly with our suppliers. As with complex transitions of this magnitude, there are associated short-term risks, including in particular, potential product supply disruptions resulting in lost sales at our stores and transition-related expenses that exceed our expectations. See “Business—Sourcing and Distribution” and “Risk Factors—Disruption of significant supplier relationships could negatively affect our business.”

Components of Operating Results
We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2024, fiscal 2023 and fiscal 2022 were 52-week years ending on December 29, 2024, December 31, 2023 and January 1, 2023, respectively.
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
Historically, our net sales have increased as a result of new store openings and comparable store sales growth. Additional factors that influence comparable store sales growth and other sales trends include:
•general economic conditions and trends, including levels of disposable income and consumer confidence;
•our competition, including competitive store openings in the vicinity of our stores and competitor pricing and merchandising strategies;
•consumer preferences and buying trends;
•our ability to identify market trends, and to source and provide product offerings that promote customer traffic and growth in average ticket;
•the number of customer transactions and average ticket;
•the prices of our products, including the effects of factors beyond our control, such as inflation, deflation and tariffs;
•opening new stores in the vicinity of our existing stores; and
•advertising, in-store merchandising and other marketing activities.
Cost of sales and gross profit
Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, and depreciation and amortization expense for distribution centers and supply chain-related assets. Merchandise incentives received from vendors, which are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may periodically affect our gross profit and gross margin. Tariffs, such as those recently proposed by the U.S. government on goods imported from Mexico, Canada, China and certain other countries, may result in cost increases on products such as produce that we import from impacted countries, as well as products containing ingredients imported from these countries. While we are still evaluating the potential impact of these tariffs, the short-term impact of tariffs, inflation, and deflation is largely dependent on whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions.
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

Results of Operations for Fiscal 2024, 2023 and 2022
The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Each of fiscal 2024, 2023 and 2022 consisted of 52 weeks.

	Fiscal 2024	Fiscal 2023	Fiscal 2022

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$7,719,290	$6,837,384	$6,404,223
Cost of sales	4,777,799	4,315,543	4,055,659
Gross profit	2,941,491	2,521,841	2,348,564
Selling, general and administrative expenses	2,291,350	2,000,437	1,855,649
Depreciation and amortization (exclusive of depreciation included in cost of sales)	132,748	131,893	123,530
Store closure and other costs, net	12,896	39,280	11,025
Income from operations	504,497	350,231	358,360
Interest (income) expense, net	(2,201)	6,491	9,047
Income before income taxes	506,698	343,740	349,313
Income tax provision	126,097	84,884	88,149
Net income	$380,601	$258,856	$261,164

Weighted average shares outstanding - basic	100,363	102,479	108,232
Dilutive effect of equity-based awards	1,016	911	907
Weighted average shares and equivalent shares outstanding - diluted	101,379	103,390	109,139
Diluted net income per share	$3.75	$2.50	$2.39

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Other Operating Data:
Comparable store sales growth	7.6%	3.4%	2.2%
Stores at beginning of period	407	386	374
Opened (1)	33	30	16
Closed	—	(11)	(4)
Acquired	—	2	—
Stores at end of period	440	407	386
Total square feet at the end of the period(2)	12,123,032	11,322,798	10,894,396
Average square feet per store at the end of the period	27,552	27,820	28,224
(1)Stores opened is exclusive of two store relocations during fiscal 2024.
(2)Total square feet at the end of the period includes the square footage for all stores that were open as of the end of the fiscal year presented and excludes any vacant or subleased space.

Comparison of Fiscal 2024 to 2023
Net sales

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Net sales	$7,719,290	$6,837,384	$881,906	13%
Comparable store sales growth	7.6%	3.4%
Net sales during 2024 totaled $7.7 billion, increasing 13%, over the prior fiscal year. The sales increase was driven by a 7.6% increase in comparable store sales, in part due to an increase in basket value due to retail price inflation, in addition to sales from new stores opening since the prior year, partially offset by a slight reduction in the number of items per basket and the impact of store closures. See "Impact of Inflation and Deflation." Comparable store sales contributed approximately 94% of total sales in 2024 and 95% of total sales in 2023.
Cost of sales and gross profit

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Net sales	$7,719,290	$6,837,384	$881,906	13%
Cost of sales	4,777,799	4,315,543	462,256	11%
Gross profit	2,941,491	2,521,841	419,650	17%
Gross margin	38.1%	36.9%	1.2%
Gross profit increased during 2024 compared to 2023 by $419.7 million to $2.9 billion driven by increased sales volume for the reasons discussed above. Gross margin increased by 1.2% to 38.1% compared to 36.9%. The increase was a result of favorable shrink, continued promotional optimization, and positive results from our selling, general and administrative expense investments we have made over the past few years.
Selling, general and administrative expenses

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$2,291,350	$2,000,437	$290,913	15%
Percentage of net sales	29.7%	29.3%	0.4%
Selling, general and administrative expenses increased $290.9 million, or 15%, compared to 2023 due to the net increase in new stores opened since the prior year and higher payroll and incentive compensation costs. In addition, we experienced the effects of higher credit card and ecommerce fees resulting from an increase in sales compared to the prior year.
Depreciation and amortization

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Depreciation and amortization	$132,748	$131,893	$855	1%
Percentage of net sales	1.7%	1.9%	(0.2)

Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $132.7 million in 2024, compared to $131.9 million in 2023. Depreciation and amortization expense (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores. Depreciation and amortization in 2023 was inclusive of $5.9 million in accelerated depreciation in connection with the closing of certain underperforming stores during 2023. See Note 26, “Store Closures” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
Store closure and other costs, net

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Store closure and other costs, net	$12,896	$39,280	$(26,384)	(67)%
Percentage of net sales	0.2%	0.6%	(0.4)%
Store closure and other costs, net decreased by $26.4 million to $12.9 million in 2024 compared to $39.3 million in 2023. Store closure and other costs, net in 2024 was primarily related to ongoing occupancy costs incurred in connection with our closed store locations. Store closure and other costs, net in 2023 primarily consisted of $30.5 million of impairment losses related to the write-down of leasehold improvements and right-of-use assets, of which $27.8 million was incurred in association with the decision to close 11 underperforming stores. See Note 26, "Store Closures" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
Interest (income) expense, net

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Long-term debt	$4,259	$11,815	$(7,556)	(64)%
Finance leases	747	816	(69)	(8)%
Deferred financing costs	772	772	—	—%
Interest income and other	(7,979)	(6,912)	(1,067)	15%
Total interest expense, net	$(2,201)	$6,491	$(8,692)	(134)%
The decrease in interest (income) expense, net was primarily due to higher interest income earned as a result of higher interest rates and lower credit facility fees due to lower average debt outstanding. See Note 13, “Long-Term Debt and Finance Lease Liabilities” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
Income tax provision

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Income tax provision	$126,097	$84,884	$41,213	49%
Effective income tax rate	24.9%	24.7%	0.2%
Income tax provision increased by $41.2 million to $126.1 million for 2024 from $84.9 million for 2023, and the effective income tax rate increased to 24.9% in 2024 from 24.7% in 2023 primarily due to a reduction in federal credits and reduced impact of other permanent items due to higher pre-tax income, offset by a reduction in state taxes due to a state valuation allowance recorded in the prior year.

Net income

	Fiscal 2024	Fiscal 2023	Change	% Change

	(dollars in thousands)
Net income	$380,601	$258,856	$121,745	47%
Percentage of net sales	4.9%	3.8%	1.1%
Net income increased $121.7 million primarily due to higher gross profit and lower store closure and other costs, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Fiscal 2024	Fiscal 2023	Change	% Change

	(shares in thousands)
Diluted earnings per share	$3.75	$2.50	$1.25	50%
Diluted weighted average shares outstanding	101,379	103,390	(2,011)
The increase in diluted earnings per share of $1.25 was driven by higher net income as well as fewer diluted shares outstanding compared to the prior year, due to our repurchase of approximately 2.7 million shares for a total cost of $240.6 million, including excise tax of 1%, under our share repurchase program.

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
Our calculation of ROIC for the fiscal years indicated was as follows:

	2024	2023	2022

	(dollars in thousands)
Net income (1)	$380,601	$258,856	$261,164
Special items, net of tax (2), (3)	—	34,272	—
Interest expense, net of tax (3)	(1,654)	4,882	6,764
Net operating profit after-tax (NOPAT)	$378,947	$298,010	$267,928

Total rent expense, net of tax (3)	189,896	175,592	154,626
Estimated depreciation on operating leases, net of tax (3)	(105,570)	(98,535)	(87,775)
Estimated interest on operating leases, net of tax (3), (4)	84,326	77,057	66,851
NOPAT, including effect of operating leases	$463,273	$375,067	$334,779

Average working capital	184,691	227,375	271,604
Average property and equipment	838,166	749,611	704,786
Average other assets	602,959	595,776	568,609
Average other liabilities	(102,539)	(97,870)	(96,583)
Average invested capital	$1,523,277	$1,474,892	$1,448,416

Average operating leases (5)	1,603,777	1,423,077	1,259,362
Average invested capital, including operating leases	$3,127,054	$2,897,969	$2,707,778

ROIC, including operating leases	14.8%	12.9%	12.4%
___________________________________________
(1)Net income amounts represent total net income for the past four trailing quarters.
(2)Special items related to store closure, supply chain transition costs related to our new and recently expanded distribution centers and acquisition related charges net of tax.
(3)Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.

(4)2024, 2023 and 2022 estimated interest on operating leases is calculated by multiplying operating leases by the 7.0%, 7.2% and 7.1% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(5)2024, 2023 and 2022 average operating leases represents the average net present value of outstanding lease obligations over the trailing four quarters.
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash, cash equivalents and restricted cash at end of period	$267,213	$203,870	$295,192
Cash from operating activities	$645,214	$465,068	$371,329
Cash used in investing activities	$(230,375)	$(238,342)	$(124,010)
Cash used in financing activities	$(351,496)	$(318,048)	$(199,131)
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
Operating Activities
Cash flows from operating activities increased $180.1 million to $645.2 million in 2024 compared to $465.1 million in 2023. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $130.3 million and favorable changes in working capital of $80.9 million, partially offset by higher payments on our operating lease liabilities of $29.7 million due to growth.
Cash flows provided by operating activities from changes in working capital were $112.3 million in 2024, compared to $31.4 million in 2023. This $80.9 million increase in cash flow from changes in working capital was primarily attributable to the following factors, each of which had a positive impact on working capital: (i) a $26.8 million change in accounts receivable driven by the timing of collections as well as a $43.3 million change in accounts payable and accrued liabilities, primarily due to timing differences of payments for goods and services (ii) a $9.7 million change in prepaid expenses and other current assets primarily due to timing differences of tax payments; and (iii) a $10.4 million change in accrued salaries and benefits due to increased incentive compensation accruals in the current year. These increases were partially offset by a a $9.3 million change in inventories primarily due to inflationary cost increases in the prior year.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $230.4 million and $238.3 million for 2024 and 2023, respectively. The increase in purchases of property and equipment was primarily due to more stores under construction in 2024 as compared to 2023 and heavier investment in upgraded equipment to support our initiatives. Cash flows used in investing activities in 2023 also included our acquisition of Ronald Cohn, Inc. See Note 27, "Business Combination" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
We expect capital expenditures to be in the range of $230 - $250 million in 2025, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities. We do not have any material contractual commitments for future capital expenditures as of December 29, 2024.
Financing Activities
Cash flows used in financing activities were $351.5 million for 2024 compared to $318.0 million for 2023. During 2024, cash flows used in financing activities primarily consisted of approximately $228.5 million for share repurchases and $125.0 million in payments on our Credit Agreement, $1.8 million for payments of excise tax on share repurchases partially offset by $4.9 million in proceeds from the exercise of stock options. During 2023, cash flows used in financing activities primarily consisted of approximately $203.5 million for share repurchases and $125.0 million in payments on our Credit Agreement, partially offset by $11.5 million in proceeds from the exercise of stock options.
Long-term Debt and Credit Facilities
The Company had no long-term debt outstanding as of December 29, 2024. Long-term debt outstanding as of December 31, 2023 was $125.0 million.
See Note 13, “Long-Term Debt and Finance Lease Liabilities” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for a description of our Credit Agreement.
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of December 29, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$149,377	$450,623
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
Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 29, 2024	December 31, 2023
Number of common shares acquired	2,656,058	5,864,246
Average price per common share acquired	$90.57	$35.00
Total cost of common shares acquired	$240,562	$205,262

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to December 29, 2024 and through February 18, 2025, the Company repurchased an additional 0.7 million shares of common stock for $93.7 million, excluding excise tax.
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
•enter into new lines of business;
•modify the terms of debt or other material agreements; and
•change our fiscal year.
Each of these covenants is subject to customary and other agreed-upon exceptions.
In addition, the Credit Agreement requires that we and our subsidiaries maintain a maximum total net leverage ratio not to exceed 3.75 to 1.00, which ratio may be increased from time to time in connection with certain permitted acquisitions pursuant to conditions as set forth in the Credit Agreement, and a minimum interest coverage ratio not to be less than 3.00 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended March 31, 2024.
We were in compliance with all applicable covenants under the Credit Agreement as of December 29, 2024.
Our Credit Agreement is defined and more fully described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
Contractual Obligations
Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. See Note 7, "Leases," Note 13, “Long-Term Debt and Finance Lease Liabilities,” Note 15, "Self-Insurance Programs" and Note 18, "Commitments and Contingencies" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of these obligations.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates. Interest and fee payments through the March 25, 2027 maturity date of our Credit Agreement based on the outstanding amounts as of December 29, 2024 and interest rates in effect at the time of this filing, are estimated to be approximately $1.9 million. These payments are estimated to be approximately $0.8 million in 2025 and approximately $1.1 million thereafter.
Real estate obligations, consisting of legally binding minimum lease payments for leases executed but not yet commenced, were $756.9 million as of December 29, 2024, including $9.7 million in 2025 and $747.2 million thereafter through 2044.
Our purchase commitments under noncancelable service and supply contracts that are enforceable and legally binding totaled $37.5 million as of December 29, 2024, including $19.6 million in 2025 and $17.9 million thereafter through 2029. Obligations under contracts that we can cancel without a significant penalty are not included in purchase commitments.
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
We believe that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 29, 2024 and December 31, 2023.
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
Self-Insurance Reserves
We are self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain self-insured retentions and stop-loss limits. As of December 29, 2024, the consolidated self-insurance reserve balance was $53.2 million, of which a majority of the balance related to workers' compensation and general liability reserves. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.
Goodwill and Intangible Assets
Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. Our indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market,” liquor licenses and reacquired rights recognized in connection with the acquisition of Ronald Cohn, Inc. in fiscal 2023. See Note 27, “Business Combination” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding this acquisition.
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
As of December 29, 2024, our consolidated goodwill balance was $381.8 million, and our consolidated indefinite-lived intangible assets balance was $208.1 million. No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2024, 2023 and 2022 because our qualitative assessments indicated that it was more likely than not that the estimated fair values of the reporting unit and the indefinite-lived intangible assets exceeded their carrying value.
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
We recorded an impairment loss of $0.4 million, $30.5 million and $8.1 million in fiscal 2024, 2023 and 2022, respectively. See Note 3, “Significant Accounting Policies,” Note 6, “Property and Equipment" and Note

26, "Store Closures" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
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
As described in Note 13, “Long-Term Debt and Finance Lease Liabilities” to our accompanying consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, we have a Credit Agreement that bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of December 29, 2024, we had no outstanding borrowings under our Credit Agreement.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 29, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Valuation of General Liability and Workers’ Compensation Self-Insurance Reserves
As described in Notes 3 and 15 to the consolidated financial statements, the Company is self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain stop-loss limits. As of December 29, 2024, the Company’s recorded amounts for general liability, workers’ compensation and team member health benefit liabilities was $53.2 million, of which a significant portion is related to the general liability and workers’ compensation self-insurance reserves. Management estimates the self-insurance reserves based on independent actuarial estimates, which are based on historical information and assumptions about future events. Management utilizes various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. When estimating the self-insurance reserves, several factors are considered by management, including (i) loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and (ii) expected loss costs, which include the expected frequency and severity of claim activity.
The principal considerations for our determination that performing procedures relating to the valuation of the general liability and workers’ compensation self-insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimates of the general liability and workers’ compensation self-insurance reserves; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the loss development factors and expected loss costs; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 20, 2025
We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$265,159	$201,794
Accounts receivable, net	30,901	30,313
Inventories	343,329	323,198
Prepaid expenses and other current assets	36,131	48,467
Total current assets	675,520	603,772
Property and equipment, net of accumulated depreciation	895,189	798,707
Operating lease assets, net	1,466,903	1,322,854
Intangible assets	208,094	208,060
Goodwill	381,750	381,741
Other assets	13,243	12,294
Total assets	$3,640,699	$3,327,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213,414	$179,927
Accrued liabilities	216,842	164,887
Accrued salaries and benefits	97,991	74,752
Current portion of operating lease liabilities	150,400	126,271
Current portion of finance lease liabilities	1,321	1,032
Total current liabilities	679,968	546,869
Long-term operating lease liabilities	1,520,272	1,399,676
Long-term debt and finance lease liabilities	7,248	133,685
Other long-term liabilities	38,259	36,270
Deferred income tax liability	73,059	62,381
Total liabilities	2,318,806	2,178,881
Commitments and contingencies (Note 18)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 99,255,036 shares issued and outstanding, December 29, 2024; 101,211,984 shares issued and outstanding, December 31, 2023	99	101
Additional paid-in capital	808,140	774,834
Retained earnings	513,654	373,612
Total stockholders’ equity	1,321,893	1,148,547
Total liabilities and stockholders’ equity	$3,640,699	$3,327,428
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net sales	$7,719,290	$6,837,384	$6,404,223
Cost of sales	4,777,799	4,315,543	4,055,659
Gross profit	2,941,491	2,521,841	2,348,564
Selling, general and administrative expenses	2,291,350	2,000,437	1,855,649
Depreciation and amortization (exclusive of depreciation included in cost of sales)	132,748	131,893	123,530
Store closure and other costs, net	12,896	39,280	11,025
Income from operations	504,497	350,231	358,360
Interest (income) expense, net	(2,201)	6,491	9,047
Income before income taxes	506,698	343,740	349,313
Income tax provision	126,097	84,884	88,149
Net income	380,601	$258,856	$261,164
Net income per share:
Basic	$3.79	$2.53	$2.41
Diluted	$3.75	$2.50	$2.39
Weighted average shares outstanding:
Basic	100,363	102,479	108,232
Diluted	101,379	103,390	109,139
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net income	$380,601	$258,856	$261,164

Other comprehensive income, net of tax
Unrealized gains on cash flow hedging activities, net of income tax of $1,819 in fiscal 2022	—	—	5,259
Reclassification of net losses on cash flow hedges to net income, net of income tax of ($520) in fiscal 2022	—	—	(1,501)
Total other comprehensive income	—	—	3,758

Comprehensive income	$380,601	$258,856	$264,922
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 2, 2022	111,114,374	111	704,701	258,822	(3,758)	959,876
Net income	—	—	—	261,164	—	261,164
Other comprehensive income	—	—	—	—	3,758	3,758
Issuance of shares under stock plans	855,464	—	5,041	—	—	5,041
Repurchase and retirement of common stock	(6,897,082)	(6)	—	(199,974)	—	(199,980)
Share-based compensation	—	—	16,603	—	—	16,603
Balances at January 1, 2023	105,072,756	105	726,345	320,012	—	1,046,462
Net income	—	—	—	258,856	—	258,856
Issuance of shares under stock plans	1,449,116	1	11,453	—	—	11,454
Repurchase and retirement of common stock, including excise tax	(5,864,246)	(6)	—	(205,256)	—	(205,262)
Share-based compensation	—	—	18,898	—	—	18,898
Issuance of shares for acquisition	554,358	1	18,138	—	—	18,139
Balances at December 31, 2023	101,211,984	101	774,834	373,612	—	1,148,547
Net income	—	—	—	380,601	—	380,601
Issuance of shares under stock plans	699,110	1	4,889	—	—	4,890
Repurchase and retirement of common stock, including excise tax	(2,656,058)	(3)	—	(240,559)	—	(240,562)
Share-based compensation	—	—	28,417	—	—	28,417
Balances at December 29, 2024	99,255,036	$99	$808,140	$513,654	$—	$1,321,893
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Operating activities
Net income	$380,601	$258,856	$261,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	140,164	137,811	127,067
Operating lease asset amortization	133,923	127,208	117,315
Impairment of assets	406	30,549	8,066
Share-based compensation	28,417	18,898	16,603
Deferred income taxes	10,691	(4,915)	3,228
Other non-cash items	5,610	1,086	672
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	30,007	3,173	13,381
Inventories	(20,131)	(10,857)	(45,158)
Prepaid expenses and other current assets	11,903	2,210	(18,467)
Other assets	(45)	3,482	2,039
Accounts payable	27,986	12,215	13,362
Accrued liabilities	39,305	11,746	5,416
Accrued salaries and benefits	23,240	12,880	2,831
Operating lease liabilities	(168,538)	(138,795)	(132,889)
Other long-term liabilities	1,675	(479)	(3,301)
Cash flows from operating activities	645,214	465,068	371,329
Investing activities
Purchases of property and equipment	(230,375)	(225,310)	(124,010)
Payments for acquisition, net of cash acquired	—	(13,032)	—
Cash flows used in investing activities	(230,375)	(238,342)	(124,010)
Financing activities
Proceeds from revolving credit facilities	—	—	62,500
Payments on revolving credit facilities	(125,000)	(125,000)	(62,500)
Payments on finance lease liabilities	(1,148)	(1,006)	(819)
Payments of deferred financing costs	—	—	(3,373)
Repurchase of common stock	(228,472)	(203,496)	(199,980)
Payments of excise tax on repurchases of common stock	(1,766)	—	—
Proceeds from exercise of stock options	4,890	11,454	5,041
Cash flows used in financing activities	(351,496)	(318,048)	(199,131)
Increase/(Decrease) in cash, cash equivalents, and restricted cash	63,343	(91,322)	48,188
Cash, cash equivalents, and restricted cash at beginning of the period	203,870	295,192	247,004
Cash, cash equivalents, and restricted cash at the end of the period	$267,213	$203,870	$295,192

Supplemental disclosure of cash flow information
Cash paid for interest	$5,008	$12,561	$11,132
Cash paid for income taxes	102,226	96,633	93,419

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$36,682	$29,592	$36,177
Issuance of shares for acquisition	—	18,139	—
Excise tax accrued on repurchase of common stock	2,091	1,766	—
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	278,230	364,997	157,269
Leased assets obtained in exchange for new finance lease liabilities	—	809	—
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of December 29, 2024, the Company operated 440 stores in 24 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
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
The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2024	2023	2022
Perishables	57.3%	57.3%	58.0%
Non-Perishables	42.7%	42.7%	42.0%
All dollar amounts are in thousands, unless otherwise indicated.
3. Significant Accounting Policies
Fiscal Years
The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2024 ended on December 29, 2024 and included 52 weeks. Fiscal year 2023 ended on December 31, 2023 and included 52 weeks. Fiscal year 2022 ended on January 1, 2023 and included 52 weeks. Fiscal years 2024, 2023 and 2022 are referred to as 2024, 2023 and 2022, respectively.
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

	As Of
	December 29, 2024	December 31, 2023
Due from banks for debit and credit card transactions	$80,409	$85,116
Restricted Cash
Restricted cash relates to the Company’s defined benefit plan forfeitures and the Company’s healthcare, general liability and workers’ compensation plan benefits of approximately $2.1 million as of December 29, 2024 and December 31, 2023, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable primarily represents billings to vendors for scan, advertising and other rebates, receivables from ecommerce sales, billings to landlords for tenant allowances, manufacturer coupons and other miscellaneous receivables. Accounts receivable also includes receivables from the Company’s insurance carrier for payments expected to be made in excess of self-insured retentions. The Company provides an allowance for doubtful accounts when a specific account is determined to be uncollectible.
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
Inventories are reduced for estimated losses related to shrinkage. The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 29, 2024 and December 31, 2023.
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

The following table includes the estimated useful lives of certain of the Company’s asset classes:

Computer hardware and software	3 to 5 years
Furniture, fixtures and equipment	3 to 20 years
Leasehold improvements	up to 15 years
Buildings	40 years
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
Goodwill and Intangible Assets
Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. The Company’s indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market,” liquor licenses and reacquired rights recognized in connection with the acquisition of Ronald Cohn, Inc. in 2023. See Note 27, “Business Combination” for more information on this acquisition.
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
If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available. The Company recorded an impairment loss of $0.4 million and $8.1 million in 2024 and 2022, respectively, as part of the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. The Company recorded an impairment loss of $30.5 million in 2023 of which $27.8 million was in connection with the decision to close certain underperforming stores (see Note 26, "Store Closures") and $2.7 million was in the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. These charges are recorded as a component of Store closure and other costs, net in the accompanying consolidated statements of income.
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, and it monitors the financial stability and credit standing of its counterparties in these transactions. The Company had no active derivative financial instruments as of December 29, 2024 or December 31, 2023.
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

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Beginning Balance	$10,566	$10,906	$12,586
Gift cards issued during the period but not redeemed(1)	4,727	4,271	4,291
Revenue recognized from beginning liability	(4,222)	(4,611)	(5,971)
Ending Balance	$11,071	$10,566	$10,906
(1)net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of December 29, 2024.
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
The Company’s largest supplier accounted for approximately 50%, 47% and 45% of total purchases during 2024, 2023 and 2022, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, CAM and insurance), advertising costs, buying costs, pre-opening and other administrative costs.
The Company charges certain vendors to place advertisements in the Company’s in-store guide and circulars under a cooperative advertising program. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $46.8 million, $45.8 million and $49.2 million for 2024, 2023 and 2022, respectively.
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

Recently Adopted Accounting Pronouncements
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU no. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update increased required disclosures about a public entity's reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM. The Company adopted this standard effective December 29, 2024 and accordingly updated its segment disclosures (see Note 24, “Segments”) but there was no impact on the Company’s results of operations, cash flows and financial condition.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issues ASU no. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The standard requires public entities to disclose additional disaggregation of expense in the notes to the financial statements for interim and annual reporting periods. The guidance is effective for the Company for its fiscal year 2027. Early adoption is permitted, and the guidance should be applied prospectively, with an option to apply it retrospectively. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.
No other new accounting pronouncements issued or effective during 2024 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
4. Accounts Receivable
A summary of accounts receivable is as follows:

	As Of
	December 29, 2024	December 31, 2023
Landlords	$5,577	$5,451
Vendors	3,814	3,168
Insurance	2,913	2,884
Ecommerce	9,993	7,682
Other	8,604	11,128
Total	$30,901	$30,313
The Company recorded allowances for certain vendor receivables of $1.3 million at December 29, 2024 and December 31, 2023.

5. Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 29, 2024	December 31, 2023
Prepaid expenses	$24,469	$22,062
Restricted cash	2,054	2,076
Income tax receivable	8,839	23,559
Other current assets	769	770
Total	$36,131	$48,467
6. Property and Equipment
A summary of property and equipment, net is as follows:

	As Of
	December 29, 2024	December 31, 2023
Land and finance lease assets	$16,859	$16,562
Furniture, fixtures and equipment	1,129,303	1,002,824
Leasehold improvements	831,020	715,489
Construction in progress	79,994	92,066
Total property and equipment	2,057,176	1,826,941
Accumulated depreciation and amortization	(1,161,987)	(1,028,234)
Property and equipment, net	$895,189	$798,707
Depreciation expense was $139.2 million, $136.6 million and $125.7 million for 2024, 2023 and 2022, respectively. Depreciation expense is primarily reflected in Depreciation and amortization on the consolidated statements of income.
Impairment expense was $0.4 million, $30.5 million and $8.1 million for 2024, 2023 and 2022, respectively. Impairment expense is reflected in Store closure and other costs, net on the consolidated statements of income.

7. Leases
Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost are as follows:

		Year Ended
	Classification	December 29, 2024	December 31, 2023	January 1, 2023
Operating lease cost:
Open locations	Selling, general and administrative expenses (1)	$247,312	$232,745	$204,559
Closed locations	Store closure and other costs, net	$7,122	$4,029	$796
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	1,128	1,062	966
Interest on lease liabilities	Interest expense	747	816	852
Variable lease cost:
Open locations	Selling, general and administrative expenses (1)	75,646	70,197	65,979
Closed locations	Store closure and other costs, net	2,138	2,302	504
Sublease income:
Open locations	Selling, general and administrative expenses	(831)	(832)	(833)
Closed locations	Store closure and other costs, net	$(71)	$—	$—
Total net lease cost		$333,191	$310,319	$272,823
(1)Supply chain-related amounts of $20.3 million, $18.2 million and $12.4 million were included in cost of sales for 2024, 2023 and 2022, respectively.
Supplemental balance sheet information related to leases is as follows:

		As Of
	Classification	December 29, 2024	December 31, 2023
Assets
Operating	Operating lease assets	$1,466,903	$1,322,854
Finance	Property and equipment, net	6,161	7,127
Total lease assets		$1,473,064	$1,329,981
Liabilities
Current:
Operating	Current portion of operating lease liabilities	$150,400	$126,271
Finance	Current portion of finance lease liabilities	1,321	1,032
Noncurrent:
Operating	Long-term operating lease liabilities	1,520,272	1,399,676
Finance	Long-term debt and finance lease liabilities	7,248	8,685
Total lease liabilities		$1,679,241	$1,535,664

	2024	2023	2022
Weighted average remaining lease term (years):
Operating leases	10.1	10.0	9.4
Finance leases	5.8	6.7	7.8
Weighted average discount rate:
Operating leases	7.0%	7.2%	7.1%
Finance leases	8.4%	8.3%	8.4%
Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$249,862	$228,411	$207,516
Operating cash flows for finance leases	747	816	852

Lease assets obtained in exchange for lease liabilities:
Finance leases	$—	$809	$—
Operating leases	278,230	364,997	157,269
A summary of maturities of lease liabilities is as follows:

	Operating Leases(1), (2)	Finance Leases	Total
2025	$250,665	$1,991	$252,656
2026	261,921	1,945	263,866
2027	247,453	2,032	249,485
2028	216,527	1,766	218,293
2029	221,926	1,281	223,207
Thereafter	1,176,921	1,960	1,178,881
Total lease payments	2,375,413	10,975	2,386,388
Less: Imputed interest	(704,741)	(2,406)	(707,147)
Total lease liabilities	1,670,672	8,569	1,679,241
Less: Current portion	(150,400)	(1,321)	(151,721)
Long-term lease liabilities	$1,520,272	$7,248	$1,527,520
(1)Operating lease payments include $77.2 million related to periods covered by options to extend lease terms that are reasonably certain of being exercised and exclude $756.9 million of legally binding minimum lease payments for leases executed but not yet commenced.
(2)These amounts include rental income related to subtenant agreements under which we will receive $1.0 million in 2025, $1.0 million in 2026, $0.9 million in 2027, $0.4 million in 2028, $0.3 million in 2029 and $0.1 million thereafter.

8. Intangible Assets
A summary of the activity and balances in intangible assets is as follows:

	Balance at January 1, 2023	Additions/Adjustments	Balance at December 31, 2023
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived reacquired rights	—	23,100	23,100
Indefinite-lived liquor licenses	2,023	—	2,023
Total intangible assets	$184,960	$23,100	$208,060

	Balance at December 31, 2023	Additions/Adjustments	Balance at December 29, 2024
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived reacquired rights	23,100	—	23,100
Indefinite-lived liquor licenses	2,023	34	2,057
Total intangible assets	$208,060	$34	$208,094
There was no amortization expense in 2024, 2023 and 2022.
9. Goodwill
The Company’s goodwill balance was $381.8 million and $381.7 million as of December 29, 2024 and December 31, 2023, respectively. As of December 29, 2024 and December 31, 2023, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023. For further details, see Note 27, "Business Combination."
10. Other Assets
As of December 29, 2024 and December 31, 2023, other assets of $13.2 million and $12.3 million, respectively, primarily consisted of deferred software as a service, capitalized durable supplies, self insurance receivables associated with general liability and workers’ compensation, utilities deposits, deferred financing costs, and miscellaneous other assets.
11. Accrued Liabilities
A summary of accrued liabilities is as follows:

	As Of
	December 29, 2024	December 31, 2023
Self-insurance reserves	$28,927	$25,012
Accrued occupancy related (CAM, property taxes, etc.)	25,971	23,935
Gift cards, net of breakage	11,071	10,566
Accrued sales, use and excise tax	16,550	14,296
Other accrued liabilities	134,323	91,078
Total	$216,842	$164,887

12. Accrued Salaries and Benefits
A summary of accrued salaries and benefits is as follows:

	As Of
	December 29, 2024	December 31, 2023
Bonuses	$52,454	$33,890
Payroll	23,205	20,652
Vacation	20,061	18,050
Severance and other	2,271	2,160
Total	$97,991	$74,752
13. Long-Term Debt and Finance Lease Liabilities
A summary of long-term debt and finance lease liabilities is as follows:

			As Of
Facility	Maturity	Interest Rate	December 29, 2024	December 31, 2023
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$—	$125,000
Finance lease liabilities	Various	n/a	7,248	8,685
Long-term debt and finance lease liabilities			$7,248	$133,685

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
The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $19.6 million have been issued as of December 29, 2024 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of December 29, 2024, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum.
As of December 29, 2024, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.
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
During 2024, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in no outstanding debt under the Credit Agreement of as of December 29, 2024. During 2023, the Company made no additional borrowings and principal payments of $125.0 million, resulting in total outstanding debt under the Credit Agreement of $125.0 million as of December 31, 2023.
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
•enter into new lines of business;
•modify the terms of debt or other material agreements; and
•change its fiscal year.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of December 29, 2024.
14. Other Long-Term Liabilities
A summary of other long-term liabilities is as follows:

	As Of
	December 29, 2024	December 31, 2023
Long-term portion of self-insurance reserves	$24,301	$22,826
Other	13,958	13,444
Total	$38,259	$36,270
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
The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $2.1 million and $1.3 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at December 29, 2024 and December 31, 2023, respectively. The Company recorded amounts for general liability, workers' compensation and team member health benefit liabilities of $53.2 million and $47.8 million at December 29, 2024 and December 31, 2023, respectively.
The following table summarizes the changes in the Company's self-insurance reserves through December 29, 2024:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Beginning Balance	$47,838	$47,612	$50,529
Expenses, net of actuarial adjustments	106,093	85,148	76,720
Claim Payments	(100,703)	(84,922)	(79,637)
Ending Balance	53,228	47,838	47,612
Less: Current portion	(28,927)	(25,012)	(23,954)
Long-term portion	$24,301	$22,826	$23,658
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
The following table outlines the total expense recorded for the matching under the Plan, which is reflected in Selling, general and administrative expenses on the consolidated statements of income:

Year Ended
December 29, 2024	December 31, 2023	January 1, 2023
$9,570	$8,496	$7,820
17. Income Taxes
Income Tax Provision
The income tax provision consists of the following:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
U.S. Federal—current	$87,601	$67,898	$66,398
U.S. Federal—deferred	8,501	(5,927)	1,028
U.S. Federal—total	96,102	61,971	67,426
State—current	27,805	21,902	19,823
State—deferred	2,190	1,011	900
State—total	29,995	22,913	20,723
Total provision	$126,097	$84,884	$88,149
Tax Rate Reconciliation
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.8	5.4	4.7
Enhanced charitable contribution impact	(0.9)	(1.0)	(0.9)
Non-deductible Executive Compensation	1.4	1.4	0.9
Benefit of federal tax credit	(0.3)	(0.7)	(0.5)
Excess tax benefits from share based payments	(1.1)	(1.2)	(0.4)
Other, net	—	(0.2)	0.4
Effective income tax rate	24.9%	24.7%	25.2%
The effective income tax rate increased to 24.9% in 2024 from 24.7% in 2023 primarily due to a reduction in federal credits and reduced impact of other permanent items due to higher pre-tax income, offset by a reduction in state taxes due to a state valuation allowance recorded in the prior year. The effective income tax rate decreased to 24.7% in 2023 from 25.2% in 2022 primarily due to excess tax benefits related to the exercise or vesting of share-based awards partially offset by an increase in nondeductible executive compensation.
Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The income tax benefit resulting from share-based awards was $7.0 million, $5.0 million and $1.7 million for 2024, 2023 and 2022, respectively, and is reflected as a reduction to the 2024, 2023 and 2022 income tax provision.
Deferred Taxes
Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 29, 2024	December 31, 2023
Deferred tax assets
Employee benefits	$22,163	$18,329
Tax credits	—	105
Operating leases	429,362	392,168
Other lease related	5,946	6,137
Other accrued liabilities	5,411	4,320
Charitable contribution carryforward	4,522	3,343
Inventories and other	2,881	2,905
Total gross deferred tax assets	470,285	427,307
Less: Valuation Allowance	(4,522)	(3,343)
Total deferred tax assets, net of valuation allowance	465,763	423,964
Deferred tax liabilities
Depreciation and amortization	(89,974)	(80,765)
Intangible assets	(70,978)	(64,668)
Operating leases	(376,994)	(339,973)
Asset retirement obligations	(876)	(939)
Total gross deferred tax liabilities	(538,822)	(486,345)
Net deferred tax liability	$(73,059)	$(62,381)
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
The valuation allowance was $4.5 million and $3.3 million as of December 29, 2024 and December 31, 2023, respectively, related to contribution carryforwards that management does not believe will ultimately be realized.
The Company has evaluated all available positive and negative evidence and believes it is probable that all other the deferred tax assets will be realized and has not recorded any other valuation allowance against the Company’s deferred tax assets as of December 29, 2024 and December 31, 2023.
The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 29, 2024	December 31, 2023	January 1, 2023
Beginning balance	$477	$1,119	$1,770
Additions based on tax positions related to the current year	—	58	43
Additions based on tax positions related to prior years	—	—	—
Reductions for settlements with taxing authorities	—	—	(694)
Reduction due to lapse of applicable statute of limitations	(245)	(700)	—
Ending balance	$232	$477	$1,119
The Company had unrecognized tax benefits (tax effected) of $0.2 million and $0.5 million as of December 29, 2024 and December 31, 2023, respectively. These would impact the effective tax rate if recognized.
The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.
The Company anticipates a decrease in the total amount of unrecognized tax benefits in the amount of $0.2 million during the next twelve months related to the passing of the applicable statute of limitations.
The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2018 through 2023 and state tax returns for the tax years 2019 through 2023 with few exceptions.
18. Commitments and Contingencies
Commitments
Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced, were $756.9 million as of December 29, 2024.
In addition to its lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 29, 2024, total future purchase commitments under noncancelable service and supply contracts were $37.5 million.
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

19. Capital Stock
Common stock
As of December 29, 2024, 99,255,036 shares of the Company’s common stock were issued and outstanding after the repurchase and retirement of 2,656,058 shares during 2024, as described below. As of December 29, 2024, 5,589,778 shares of common stock are reserved for issuance under the 2022 Incentive Plan (see Note 25, “Share-Based Compensation”).
The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2024, 2023 and 2022:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Options exercised	210,312	637,387	218,509
Other share issuances under stock plans	488,798	811,729	636,955
Share Repurchases
On May 22, 2024, the Company's board of directors authorized a new $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on December 31, 2024, of which $119.3 million remained available upon its replacement, and under which no further shares may be repurchased. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of December 29, 2024:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$149,377	$450,623
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 29, 2024	December 31, 2023
Number of common shares acquired	2,656,058	5,864,246
Average price per common share acquired	$90.57	$35.00
Total cost of common shares acquired	$240,562	$205,262
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to December 29, 2024 and through February 18, 2025, the Company repurchased an additional 0.7 million shares of common stock for $93.7 million, excluding excise tax.

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
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Basic net income per share:
Net income	$380,601	$258,856	$261,164
Weighted average shares outstanding - basic	100,363	102,479	108,232
Basic net income per share	$3.79	$2.53	$2.41
Diluted net income per share:
Net income	$380,601	$258,856	$261,164
Weighted average shares outstanding - basic	100,363	102,479	108,232
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	497	343	337
RSUs	474	524	394
PSAs	45	44	176
Weighted average shares and equivalent shares outstanding - diluted	101,379	103,390	109,139
Diluted net income per share	$3.75	$2.50	$2.39
For the year ended December 29, 2024, the Company had 0.2 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended December 31, 2023 the Company had 0.2 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended January 1, 2023, the Company had 0.2 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.

21. Derivative Financial Instruments
The Company did not have any outstanding interest rate swap agreements as of December 29, 2024 and December 31, 2023.
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
The gain or loss on these derivative instruments was recognized in other comprehensive income, net of tax, with the portion related to current period interest payments reclassified to Interest expense, net on the consolidated statements of income. The following table summarizes these losses classified on the consolidated statements of income:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Consolidated Statements of Income Classification
Interest expense, net	$—	$—	$2,021
22. Comprehensive Income
The Company did not have any changes in accumulated other comprehensive income for the years ended December 29, 2024, or December 31, 2023. The following table presents the changes in accumulated other comprehensive income (loss) for the year ended January 1, 2023:

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
The Company did not have any financial liabilities measured at fair value on a recurring basis as of December 29, 2024. The following table presents the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

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
24. Segments
The Company has one operating segment, and therefore, one reportable segment: healthy grocery stores. The Company derives all its revenues from the sale of products at its various store locations across the United States. The accounting policies of the segment are the same as described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance and allocates resources based on consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

In accordance with ASC 280, the following table represents the significant expense and key metrics reviewed by the CODM:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net Sales	$7,719,290	$6,837,384	$6,404,223
Less:
Cost of sales	4,777,799	4,315,543	4,055,659
Direct store expenses	1,958,392	1,723,726	1,608,611
Other segment items (1)	478,602	447,884	381,593
Interest expense, net	(2,201)	6,491	9,047
Income tax provision	126,097	84,884	88,149
Net income	$380,601	$258,856	$261,164

(1) Other segment items include non-store selling, general, and administrative expenses, depreciation and amortization, store closure costs, and other overhead expenses.

The Company categorizes the varieties of products it sells as perishable and non-perishable. Perishable product categories include produce, meat and meat alternatives, seafood, deli, bakery, floral and dairy and dairy alternatives. Non-perishable product categories include grocery, vitamins and supplements, bulk items, frozen foods, beer and wine, and natural health and body care.

In accordance with ASC 606, the following table represents a disaggregation of revenue for 2024, 2023 and 2022:

	Year Ended
	December 29, 2024		December 31, 2023		January 1, 2023
Perishables	$4,424,762	57.3%	$3,915,971	57.3%	$3,717,642	58.0%
Non-Perishables	3,294,528	42.7%	2,921,413	42.7%	2,686,581	42.0%
Net sales	$7,719,290	100.0%	$6,837,384	100.0%	$6,404,223	100.0%
25. Share-Based Compensation
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
Awards Granted under the 2022 Incentive Plan
The Company granted the following awards during 2024 and 2023 under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 19, 2024	272,855	103,584	135,783
June 4, 2024	1,538	—	—
September 4, 2024	15,024	—	—
Total	289,417	103,584	135,783
Weighted-average grant date fair value	$63.14	$61.15	$23.50
Weighted-average exercise price	—	—	$61.15

Grant Date	RSUs	PSAs	Options
March 14, 2023	491,729	172,059	221,085
May 1, 2023	2,931	—	—
June 7, 2023	1,271	—	—
September 5, 2023	6,408	—	—
September 11, 2023	10,204	—	—
October 30, 2023	1,512	—	—
Total	514,055	172,059	221,085
Weighted-average grant date fair value	$33.21	$32.95	$12.63
Weighted-average exercise price	—	—	$32.95
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of December 29, 2024, there were 1,064,137 stock awards outstanding and 5,589,778 shares remaining available for issuance under the 2022 Incentive Plan.
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
The estimated weighted average fair values of options granted during 2024, 2023 and 2022 were $23.50, $12.63 and $10.58, respectively, and were calculated using the following assumptions in the table below:

	2024	2023	2022
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	38.41%	39.48%	36.59%
Risk free interest rate	4.31%	3.78%	2.12%
Expected term, in years	4.50	4.50	4.50
The grant date weighted average fair value of the 0.3 million options issued but not vested as of December 29, 2024 was $16.90. The grant date weighted average fair value of the 0.4 million options issued but not vested as of December 31, 2023 was $10.84. The grant date weighted average fair value of the 1.0 million options issued but not vested as of January 1, 2023 was $6.66.
The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Grant date weighted average fair value of options granted	$23.50	$12.63	$10.58
Grant date weighted average fair value of options forfeited	$11.87	$10.98	$8.66
Expected volatility for option grants and modifications are calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $12.2 million for each of fiscal 2024 and 2023 and $1.8 million for fiscal 2022.
The following table summarizes option activity during 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	854,375	$25.70
Granted	135,783	61.15
Forfeited	(16,060)	32.41
Exercised	(210,312)	23.25		$12,219
Outstanding at December 29, 2024	763,786	32.54	4.17	$72,378
Exercisable—December 29, 2024	446,479	23.86	3.26	$46,186
Vested/Expected to vest—December 29, 2024	763,786	$32.54	4.17	$72,378
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
The fair value for restricted stock units is calculated based on the closing stock price on the date of grant. The total grant date fair value of RSUs vested during 2024, 2023 and 2022 was $15.2 million, $13.3 million and $9.2 million, respectively.
The following table summarizes the weighted average grant date fair value of RSUs awarded during 2024, 2023 and 2022:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
RSUs awarded	$63.14	$33.21	$31.01

The following table summarizes RSU activity during 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	868,196	$31.79
Awarded	289,417	63.14
Vested	(488,798)	31.11
Forfeited	(58,400)	40.76
Outstanding at December 29, 2024	610,415	$46.33
PSAs
PSAs granted in 2020 were subject to the Company achieving certain earnings before taxes (“EBT”) performance targets for the 2022 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2022 EBT were deemed to have been met, and the PSAs vested at the maximum pay out level on the third anniversary of the grant date (March 2023). During the year ended December 31, 2023, 268,699 of the 2020 PSAs vested. There were no outstanding 2020 PSAs as of December 29, 2024.
PSAs granted in 2021 are subject to the Company achieving certain EBIT performance targets for the 2023 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to 2023 EBIT were deemed not to have been met. Accordingly, no performance shares vested on the third anniversary of the grant date (March 2024). There were no outstanding 2021 PSAs as of December 29, 2024.
PSAs granted in 2022 are subject to the Company achieving certain EBIT performance targets for the 2024 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. Subsequent to December 29, 2024, the performance conditions with respect to 2024 EBIT were deemed to have been met, and PSAs will vest at 150% payout level on the third anniversary of the grant date (March 2025).
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

The total grant date fair value of PSAs granted during 2024 was $6.3 million. No PSAs vested during 2024. The total grant date fair value of performance shares forfeited and not earned during 2024 was $4.2 million. The total grant date fair value of the 0.4 million PSAs issued but not released as of December 29, 2024 was $14.9 million.
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
The following table summarizes PSA activity during 2024:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	436,510	$29.66
Awarded	103,584	61.15
Vested	—	—
Forfeited	(24,242)	25.53
PSAs earned	—	—
PSAs not earned	(145,574)	24.42
Outstanding at December 29, 2024	370,278	$40.37
Share-Based Compensation Expense
The Company presents share-based compensation expense in Selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Share-based compensation expense	$28,417	$18,898	$16,603
Income tax benefit	(3,647)	(3,007)	(2,495)
Net share-based compensation expense	$24,770	$15,891	$14,108
As of December 29, 2024, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$3,424	1.5
RSUs	17,302	1.4
PSAs	13,568	1.2
Total unrecognized compensation expense at December 29, 2024	$34,294

During 2024, 2023 and 2022, the Company received $4.9 million, $11.5 million and $5.0 million in cash proceeds from the exercise of options, respectively.
The Company recorded tax benefits of $7.0 million, $5.0 million and $1.7 million during 2024, 2023 and 2022, respectively, resulting from share-based awards.
26. Store Closures
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
No stores were closed during 2024 and all lease costs associated with our closed locations, for which a lease remains in effect, are included within Store closure and other costs, net. See Note 7, "Leases", for amounts incurred during 2024.
27. Business Combination
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 29, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2024, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 29, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 29, 2024.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting as of December 29, 2024, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2024, and is incorporated herein by reference.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report:
1.Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”
2.Financial Statement Schedules: No schedules are required.
3.Exhibits: See Item 15(b) below.

(b)Exhibits:

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

10.5*	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (17)

10.6*	Amended and Restated Executive Severance and Change in Control Plan (18)

10.7†	Deli, Cheese, and Bakery Distribution Agreement, dated as of February 12, 2016, by and between SFM, LLC dba Sprouts Farmers Market and KeHE Distributors, LLC (19)

10.8*	Offer Letter from Sprouts Farmers Market, Inc., to Nicholas Konat, dated January 25, 2022 (7)

10.9*	Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.1(a)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.1(b)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan for Board of Directors (2)

10.9.2*	2022 Form of Performance Share Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.3*	Form of Stock Option Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.9.4*	2023 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (20)

10.9.5*	2024 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (21)

10.10*	Sprouts Farmers Market, Inc. Annual Bonus Plan (2)

10.11*	Offer Letter from Sprouts Farmers Market, Inc. to Curtis Valentine, signed October 27, 2023 (22)

19	Sprouts Farmers Market, Inc. Policy Statement on Inside Information and Insider Trading for Officers, Directors and Team Members

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Sprouts Farmers Market, Inc. Compensation Recoupment Policy adopted November 15, 2023 (23)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously submitted separately to the SEC.
*Management contract or compensatory plan or arrangement.
(1)Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on July 29, 2013, and incorporated herein by reference.
(2)Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2023, and incorporated herein by reference.
(3)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015, and incorporated herein by reference.
(4)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(5)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019, and incorporated herein by reference.
(6)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021, and incorporated herein by reference.
(7)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022, and incorporated herein by reference
(8)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018, and incorporated herein by reference.
(9)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2019, and incorporated herein by reference.
(10)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, and incorporated herein by reference.
(11)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021, and incorporated herein by reference.
(12)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022, and incorporated herein by reference.
(13)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2022, and incorporated herein by reference.
(14)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on April 1, 2019, and incorporated herein by reference.
(15)Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(16)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2022, and incorporated herein by reference.
(17)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(18)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2020, and incorporated herein by reference.
(19)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, and incorporated herein by reference.
(20)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2023, and incorporated herein by reference.
(21)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024, and incorporated herein by reference.
(22)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2023, and incorporated herein by reference.
(23)Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2024, and incorporated herein by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 20, 2025	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2025

Jack L. Sinclair

/s/ Curtis Valentine	Chief Financial Officer (Principal Financial Officer)	February 20, 2025

Curtis Valentine

/s/ Stacy W. Hilgendorf	Vice President, Controller (Principal Accounting Officer)	February 20, 2025

Stacy W. Hilgendorf

/s/ Joseph Fortunato	Chairman of the Board	February 20, 2025

Joseph Fortunato

/s/ Joel D. Anderson	Director	February 20, 2025

Joel D. Anderson

/s/ Hari K. Avula	Director	February 20, 2025

Hari K. Avula

/s/ Kristen E. Blum	Director	February 20, 2025

Kristen E. Blum

/s/ Terri Funk Graham	Director	February 20, 2025

Terri Funk Graham

/s/ Joseph D. O’Leary	Director	February 20, 2025

Joseph D. O’Leary

/s/ Douglas G. Rauch	Director	February 20, 2025

Douglas G. Rauch