Form 10-Q
period 2025-03-30
Sprouts Farmers Market, Inc.
filed 2025-04-30
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, the registrant had 97,858,620 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2025

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 30, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$285,663	$265,159
Accounts receivable, net	71,661	30,901
Inventories	340,280	343,329
Prepaid expenses and other current assets	34,689	36,131
Total current assets	732,293	675,520
Property and equipment, net of accumulated depreciation	898,834	895,189
Operating lease assets, net	1,501,951	1,466,903
Intangible assets	208,163	208,094
Goodwill	381,750	381,750
Other assets	15,267	13,243
Total assets	$3,738,258	$3,640,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,897	$213,414
Accrued liabilities	220,474	216,842
Accrued salaries and benefits	68,214	97,991
Accrued income tax	33,922	—
Current portion of operating lease liabilities	154,151	150,400
Current portion of finance lease liabilities	1,330	1,321
Total current liabilities	771,988	679,968
Long-term operating lease liabilities	1,556,561	1,520,272
Long-term debt and finance lease liabilities	6,913	7,248
Other long-term liabilities	37,160	38,259
Deferred income tax liability	77,654	73,059
Total liabilities	2,450,276	2,318,806
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 98,187,882 shares issued and outstanding, March 30, 2025; 99,255,036 shares issued and outstanding, December 29, 2024	98	99
Additional paid-in capital	814,796	808,140
Retained earnings	473,088	513,654
Total stockholders’ equity	1,287,982	1,321,893
Total liabilities and stockholders’ equity	$3,738,258	$3,640,699
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Net sales	$2,236,436	$1,883,808
Cost of sales	1,350,073	1,161,495
Gross profit	886,363	722,313
Selling, general and administrative expenses	623,226	539,771
Depreciation and amortization (exclusive of depreciation included in cost of sales)	35,099	32,232
Store closure and other costs, net	1,706	2,044
Income from operations	226,332	148,266
Interest (income) expense, net	(924)	818
Income before income taxes	227,256	147,448
Income tax provision	47,230	33,348
Net income	$180,026	$114,100
Net income per share:
Basic	$1.83	$1.13
Diluted	$1.81	$1.12
Weighted average shares outstanding:
Basic	98,537	101,071
Diluted	99,719	102,024
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen weeks ended March 30, 2025

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2024	99,255,036	$99	$808,140	$513,654	$1,321,893
Net income	—	—	—	180,026	180,026
Issuance of shares under stock plans	500,863	1	—	—	1
Repurchase and retirement of common stock, including excise tax	(1,568,017)	(2)	—	(220,592)	(220,594)
Share-based compensation	—	—	6,656	—	6,656
Balances at March 30, 2025	98,187,882	$98	$814,796	$473,088	$1,287,982
For the thirteen weeks ended March 31, 2024

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2023	101,211,984	$101	$774,834	$373,612	$1,148,547
Net income	—	—	—	114,100	114,100
Issuance of shares under stock plans	547,948	1	2,282	—	2,283
Repurchase and retirement of common stock, including excise tax	(957,780)	(1)	—	(60,379)	(60,380)
Share-based compensation	—	—	6,477	—	6,477
Balances at March 31, 2024	100,802,152	$101	$783,593	$427,333	$1,211,027
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Operating activities
Net income	$180,026	$114,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,820	34,522
Operating lease asset amortization	34,689	32,303
Share-based compensation	6,656	6,477
Deferred income taxes	4,595	1,072
Other non-cash items	1,532	496
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	10,763	8,601
Inventories	3,049	6,996
Prepaid expenses and other current assets	(236)	14,691
Other assets	(357)	924
Accounts payable	54,084	28,899
Accrued liabilities	6,102	17,642
Accrued salaries and benefits	(29,777)	(17,667)
Accrued income tax	33,922	8,869
Operating lease liabilities	(41,249)	(36,580)
Other long-term liabilities	(1,530)	(1,650)
Cash flows from operating activities	299,089	219,695
Investing activities
Purchases of property and equipment	(59,479)	(51,241)
Cash flows used in investing activities	(59,479)	(51,241)
Financing activities
Payments on finance lease liabilities	(326)	(253)
Repurchase of common stock	(218,762)	(60,000)
Proceeds from exercise of stock options	—	2,283
Cash flows used in financing activities	(219,088)	(57,970)
Increase in cash, cash equivalents, and restricted cash	20,522	110,484
Cash, cash equivalents, and restricted cash at beginning of the period	267,213	203,870
Cash, cash equivalents, and restricted cash at the end of the period	$287,735	$314,354

Supplemental disclosure of cash flow information
Cash paid for interest	$807	$2,411
Cash refunded for income taxes	102	151

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$19,224	$23,599
Excise tax accrued on repurchase of common stock	3,823	2,146
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	69,736	72,791
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of March 30, 2025, the Company operated 443 stores in 24 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2024 (“fiscal year 2024”) included in the Company’s Annual Report on Form 10-K, filed on February 20, 2025.
The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending December 28, 2025 (“fiscal year 2025”) and fiscal year 2024 are 52-week years. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years (in which the fourth quarter has 14 weeks).
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

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Beginning Balance	$11,071	$10,566
Gift cards issued during the period but not redeemed(1)	1,129	1,166
Revenue recognized from beginning liability	(2,703)	(2,532)
Ending Balance	$9,497	$9,200
(1)Net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of March 30, 2025.
Restricted Cash
Restricted cash relates to the Company's defined benefit plan forfeitures and the Company's healthcare, general liability and workers’ compensation plan benefits of $2.1 million as of March 30, 2025 and December 29, 2024. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU no. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The standard requires public entities to disclose additional disaggregation of expense in the notes to the financial statements for interim and annual reporting periods. The guidance is effective for the Company for its fiscal year 2027. Early adoption is permitted, and the guidance should be applied prospectively, with an option to apply it retrospectively. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.
No other new accounting pronouncements issued or effective during the thirteen weeks ended March 30, 2025 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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
The Company did not have any financial liabilities measured at fair value on a recurring basis as of March 30, 2025 and December 29, 2024.
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
4. Long-Term Debt and Finance Lease Liabilities
A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	March 30, 2025	December 29, 2024
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$—	$—
Finance lease liabilities	Various	n/a	6,913	7,248
Long-term debt and finance lease liabilities			$6,913	$7,248

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $21.6 million have been issued as of March 30, 2025 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of March 30, 2025, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum. The Company had no loans outstanding under the Credit Agreement as of March 30, 2025.
As of March 30, 2025, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.
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
During the thirteen weeks ended March 30, 2025, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement as of March 30, 2025. During 2024, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in no outstanding debt under the Credit Agreement as of December 29, 2024.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of March 30, 2025.
5. Income Taxes
The Company’s effective tax rate decreased to 20.8% for the thirteen weeks ended March 30, 2025, compared to 22.6% for the thirteen weeks ended March 31, 2024. The decrease in the effective tax rate was primarily due to an increase in benefit from current year stock-based compensation partially offset by an increase in non-deductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards was $12.8 million and $4.5 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, with some exceptions, following the tax year to which those filings relate.

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
Litigation
In February 2025, the Company terminated its agreement with Harvest Sherwood Food Distributors, Inc. (“Harvest Sherwood”) for the distribution of certain meat and seafood products to the Company due to, among other things, Harvest Sherwood’s failure to pay the Company’s vendors for these products. Subsequently, on February 24, 2025, Harvest Sherwood filed a complaint against the Company in the Superior Court for the State of Delaware alleging breach of contract among other claims and seeking monetary damages. On March 6, 2025, the Company filed an answer and counterclaims against Harvest Sherwood, asserting its defenses to the complaint and its claims against Harvest Sherwood for breach of contract, negligent misrepresentation and unjust enrichment, among others. The court has set a trial date in February 2026. At this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company. Accordingly, no loss contingency was recorded for this matter.
7. Stockholders’ Equity
Share Repurchases
On May 22, 2024, the Company's board of directors authorized a $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on December 31, 2024, of which $119.3 million remained available upon its replacement, and under which no further shares may be repurchased. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of March 30, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$368,238	$231,762
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Number of common shares acquired	1,568,017	957,780
Average price per common share acquired	$140.68	$63.04
Total cost of common shares acquired	$220,594	$60,380
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Subsequent to March 30, 2025 and through April 28, 2025, the Company repurchased an additional 0.3 million shares of common stock for $53.0 million, excluding excise tax.
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
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Basic net income per share:
Net income	$180,026	$114,100
Weighted average shares outstanding - basic	98,537	101,071
Basic net income per share	$1.83	$1.13
Diluted net income per share:
Net income	$180,026	$114,100
Weighted average shares outstanding - basic	98,537	101,071
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	575	404
RSUs	462	549
PSAs	145	—
Weighted average shares and equivalent shares outstanding - diluted	99,719	102,024
Diluted net income per share	$1.81	$1.12
For the thirteen weeks ended March 30, 2025, the Company had 0.1 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended March 31, 2024, the Company had 0.1 million options, 0.3 million RSUs and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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
In accordance with ASC 280, the following table represents the significant expense and key metrics reviewed by the CODM:

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Net Sales	$2,236,436	$1,883,808
Less:
Cost of sales	1,350,073	1,161,495
Direct store expenses	534,797	466,379
Other segment items (1)	125,234	107,668
Interest (income) expense, net	(924)	818
Income tax provision	47,230	33,348
Net income	$180,026	$114,100
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
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	Thirteen weeks ended
	March 30, 2025		March 31, 2024
Perishables	$1,269,732	56.8%	$1,069,730	56.8%
Non-Perishables	966,704	43.2%	814,078	43.2%
Net Sales	$2,236,436	100.0%	$1,883,808	100.0%
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
Awards Granted under the 2022 Incentive Plan
During the thirteen weeks ended March 30, 2025, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 18, 2025	185,228	58,805	61,079
Total	185,228	58,805	61,079
Weighted-average grant date fair value	$137.81	$137.81	$51.46
Weighted-average exercise price	$—	$—	$137.81

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of March 30, 2025, there were 1,151,016 stock awards outstanding and 5,286,442 shares remaining available for issuance under the 2022 Incentive Plan.
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
PSAs
PSAs granted in 2022 are subject to the Company achieving certain EBIT performance targets for the 2024 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2024 EBIT were deemed to have been met, and PSAs vested at 148% pay out level on the third anniversary of the grant date (March 2025). During the thirteen weeks ended March 30, 2025, 182,560 of the PSAs vested. There were no outstanding 2022 PSAs as of March 30, 2025.
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
PSAs granted in 2025 are subject to the Company achieving certain EBIT performance targets for the 2027 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2028).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Share-based compensation expense	$6,656	$6,477
The following share-based awards were outstanding under the 2022 and 2013 Incentive Plans as of March 30, 2025 and March 31, 2024:

	As of
	March 30, 2025	March 31, 2024
	(in thousands)
Options
Vested	612	567
Unvested	213	338
RSUs	476	669
PSAs	306	395
As of March 30, 2025, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,944	2.0
RSUs	38,904	2.0
PSAs	19,341	1.7
Total unrecognized compensation expense at March 30, 2025	$64,189
During the thirteen weeks ended March 30, 2025 no options were exercised. During the thirteen weeks ended March 31, 2024, the Company received $2.3 million in cash proceeds from the exercise of options.
11. Goodwill
The Company’s goodwill balance was $381.8 million as of March 30, 2025 and December 29, 2024. As of March 30, 2025 and December 29, 2024, the Company had no accumulated goodwill impairment losses. The goodwill is related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023.
12. Store Closures
No stores were closed during the thirteen weeks ended March 30, 2025 and all lease costs associated with our closed store locations, for which a lease remains in effect are included within Store closure and other cost, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2024 fiscal year, filed on February 20, 2025 (“Form 10-K”) with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 443 stores in 24 states as of March 30, 2025, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through March 30, 2025, we have opened 78 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. We are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of March 30, 2025.
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
•Inspire and Engage Our Talent to Make Sprouts a Best Place to Work. Subsequent to the initial launch of our long-term growth strategy, we have added the focus area of inspiring and engaging our talent through our culture, acquisition and development and total rewards program to attract and retain the talent we believe we need to execute on our strategic goals and transform our company into a premier place to work.
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
Results of Operations for Thirteen Weeks Ended March 30, 2025 and March 31, 2024
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,236,436	$1,883,808
Cost of sales	1,350,073	1,161,495
Gross profit	886,363	722,313
Selling, general and administrative expenses	623,226	539,771
Depreciation and amortization (exclusive of depreciation included in cost of sales)	35,099	32,232
Store closure and other costs, net	1,706	2,044
Income from operations	226,332	148,266
Interest (income) expense, net	(924)	818
Income before income taxes	227,256	147,448
Income tax provision	47,230	33,348
Net income	$180,026	$114,100

Weighted average shares outstanding - basic	98,537	101,071
Diluted effect of equity-based awards	1,182	953
Weighted average shares and equivalent shares outstanding - diluted	99,719	102,024
Diluted net income per share	$1.81	$1.12

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Other Operating Data:
Comparable store sales growth	11.7%	4.0%
Stores at beginning of period	440	407
Closed	—	—
Opened	3	7
Stores at end of period	443	414

Comparison of Thirteen Weeks Ended March 30, 2025 to Thirteen Weeks Ended March 31, 2024

Net sales

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Net sales	$2,236,436	$1,883,808	$352,628	19%
Comparable store sales growth	11.7%	4.0%
Net sales during the thirteen weeks ended March 30, 2025 totaled $2.2 billion, an increase of $352.6 million or 19%, compared to the thirteen weeks ended March 31, 2024. The sales increase was driven by sales from new stores opened in the last twelve months and a 11.7% increase in comparable store sales. Comparable stores contributed approximately 93% of total sales for the thirteen weeks ended March 30, 2025 and approximately 94% of total sales for the thirteen weeks ended March 31, 2024.
Cost of sales and gross profit

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Net sales	$2,236,436	$1,883,808	$352,628	19%
Cost of sales	1,350,073	1,161,495	188,578	16%
Gross profit	886,363	722,313	164,050	23%
Gross margin	39.6%	38.3%	1.3%
Gross profit totaled $886.4 million during the thirteen weeks ended March 30, 2025, an increase of $164.1 million or 23%, compared to the thirteen weeks ended March 31, 2024, driven by increased sales volume. Gross margin increased by 1.3% to 39.6% for the thirteen weeks ended March 30, 2025, compared to 38.3% for the thirteen weeks ended March 31, 2024, primarily driven by improved inventory management.
Selling, general and administrative expenses

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Selling, general and administrative expenses	$623,226	$539,771	$83,455	15%
Percentage of net sales	27.9%	28.7%	(0.8)%
Selling, general and administrative expenses increased $83.5 million or 15%, compared to the thirteen weeks ended March 31, 2024. The increase was primarily due to the increase in new stores opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses improved slightly as a result of leverage gained from store compensation and occupancy costs.
Depreciation and amortization

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Depreciation and amortization	$35,099	$32,232	$2,867	9%
Percentage of net sales	1.6%	1.7%	(0.1)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $35.1 million for the thirteen weeks ended March 30, 2025, compared to $32.2 million for the thirteen weeks ended March 31, 2024. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores.
Store closure and other costs, net

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Store closure and other costs, net	$1,706	$2,044	$(338)	(17)%
Percentage of net sales	0.1%	0.1%	—%
Store closure and other costs, net for the thirteen weeks ended March 30, 2025 of $1.7 million primarily related to disaster recovery charges from the California wildfires as well as ongoing occupancy costs associated with our closed locations. Store closure and other costs, net for the thirteen weeks ended March 31, 2024 of $2.0 million primarily related to ongoing occupancy costs associated with our closed store locations. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Long-term debt	$210	$2,202	$(1,992)	(90)%
Finance leases	176	196	(20)	(10)%
Deferred financing costs	193	193	—	0%
Interest income and other	(1,503)	(1,773)	270	(15)%
Total interest (income) expense, net	$(924)	$818	$(1,742)	(213)%
The decrease in interest (income) expense, net for the thirteen weeks ended March 30, 2025 compared to the thirteen weeks ended March 31, 2024 was primarily due to lower average debt outstanding. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.
Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	5.0%
Enhanced charitable contributions	(0.9)%	(1.0)%
Federal credits	(0.2)%	(0.4)%
Share-based payment awards	(5.6)%	(3.0)%
Return to Provision	—%	—%
Non-deductible Executive Compensation	1.4%	1.0%
Other, net	0.1%	—%
Effective tax rate	20.8%	22.6%
The effective tax rate decreased to 20.8% for the thirteen weeks ended March 30, 2025 from 22.6% for the thirteen weeks ended March 31, 2024. The decrease in the effective tax rate was primarily due to an increase in benefit from current year stock-based compensation partially offset by an increase in non-deductible executive compensation.
Net income

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Net income	$180,026	$114,100	$65,926	58%
Percentage of net sales	8.0%	6.1%	1.9%
Net income increased $65.9 million primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirteen weeks ended
	March 30, 2025	March 31, 2024	Change	% Change
Diluted earnings per share	$1.81	$1.12	$0.69	62%
Diluted weighted average shares outstanding	99,719	102,024	(2,305)
The increase in diluted earnings per share of $0.69 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.
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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	March 30, 2025	March 31, 2024
	(dollars in thousands)
Net income (1)	$446,527	$296,797
Special items, net of tax (2), (3)	—	7,751
Interest (income) expense, net of tax (3)	(3,003)	3,852
Net operating profit after tax (NOPAT)	$443,524	$308,400

Total rent expense, net of tax (3)	195,944	181,856
Estimated depreciation on operating leases, net of tax (3)	(108,504)	(101,175)
Estimated interest on operating leases, net of tax (3), (4)	87,440	80,681
NOPAT, including effect of operating leases	$530,964	$389,081

Average working capital	171,007	217,750
Average property and equipment	858,191	767,059
Average other assets	603,576	602,634
Average other liabilities	(105,772)	(98,576)
Average invested capital	$1,527,002	$1,488,867

Average operating leases (5)	1,640,730	1,480,590
Average invested capital, including operating leases	$3,167,732	$2,969,457

ROIC, including operating leases	16.8%	13.1%
(1)Net income amounts represent total net income for the past four trailing quarters.
(2)Special items related to store closure and supply chain transition, net of tax.
(3)Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(4)2025 and 2024 estimated interest on operating leases is calculated by multiplying operating leases by the 7.0% and 7.2% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(5)Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Cash, cash equivalents and restricted cash at end of period	$287,735	$314,354
Cash flows from operating activities	$299,089	$219,695
Cash flows used in investing activities	$(59,479)	$(51,241)
Cash flows used in financing activities	$(219,088)	$(57,970)

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
Operating Activities
Cash flows from operating activities increased $79.4 million to $299.1 million for the thirteen weeks ended March 30, 2025 compared to $219.7 million for the thirteen weeks ended March 31, 2024. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $75.3 million and favorable changes in working capital of $9.9 million, partially offset by higher payments on our operating lease liabilities of $4.7 million due to growth.
Cash flows provided by operating activities from changes in working capital were $77.9 million in the thirteen weeks ended March 30, 2025 compared to $68.0 million in the thirteen weeks ended March 31, 2024. This $9.9 million increase in cash flows from changes in working capital was primarily attributable to $25.1 million change in accrued income taxes, $13.6 million change in accounts payable and accrued liabilities primarily due to timing differences of payments for goods and services and $2.2 million change in accounts receivable driven by the timing of collections. These increases were partially offset by $14.9 million change in prepaid expenses and other current assets primarily driven by switching from a new prepaid tax position to a net payable position and $12.1 million change in accrued salaries and benefits primarily driven by increased corporate bonuses. Certain other immaterial items combined to result in an additional $4.0 million net increase in cash flows from changes in working capital.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $59.5 million and $51.2 million, for the thirteen weeks ended March 30, 2025 and thirteen weeks ended March 31, 2024, respectively.
We expect capital expenditures to be in the range of $230 - 250 million in 2025, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.
Financing Activities
Cash flows used in financing activities were $219.1 million for the thirteen weeks ended March 30, 2025 compared to $58.0 million for the thirteen weeks ended March 31, 2024. During the thirteen weeks ended March 30, 2025, cash flows used in financing activities primarily consisted of $218.8 million for stock repurchases.
During the thirteen weeks ended March 31, 2024, cash flows used in financing activities primarily consisted of $60.0 million for stock repurchases, partially offset by $2.3 million in proceeds from the exercise of stock options.

Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of March 30, 2025 and December 29, 2024.
See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of March 30, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$368,238	$231,762
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
Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Number of common shares acquired	1,568,017	957,780
Average price per common share acquired	$140.68	$63.04
Total cost of common shares acquired	$220,594	$60,380
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to March 30, 2025 and through April 28, 2025, we repurchased an additional 0.3 million shares of common stock for $53.0 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of March 30, 2025 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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
There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended March 30, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of March 30, 2025, we had no outstanding borrowings under our Credit Agreement.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended March 30, 2025, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended March 30, 2025.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
December 30, 2024 - January 26, 2025	559,105	$135.22	559,105	$375,019,000
January 27, 2025 - February 23, 2025	136,076	$157.54	136,076	$353,581,000
February 24, 2025 - March 30, 2025	872,836	$139.57	872,836	$231,762,000
Total	1,568,017		1,568,017
(1)Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2025.
(2)Average price paid per share includes costs associated with the purchases, but excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)On May 22, 2024, our board of directors authorized a $600 million share repurchase program of our common stock. The shares may be purchased on a discretionary basis from time to time through May 22, 2027, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
On March 10, 2025, Jack Sinclair, our Chief Executive Officer and member of our board of directors, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”) that provides for the sale of up to 56,639 shares of our common stock beginning June 16, 2025 through December 10, 2025.
During the first quarter of 2025, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description

10.1	2025 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan

10.2	2025 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan

10.3	2025 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: April 30, 2025	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)