Form 10-Q
period 2025-06-29
Sprouts Farmers Market, Inc.
filed 2025-07-30
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, the registrant had 97,726,169 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 29, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$261,404	$265,159
Accounts receivable, net	61,550	30,901
Inventories	351,111	343,329
Prepaid expenses and other current assets	35,263	36,131
Total current assets	709,328	675,520
Property and equipment, net of accumulated depreciation	922,966	895,189
Operating lease assets, net	1,543,865	1,466,903
Intangible assets	208,180	208,094
Goodwill	381,750	381,750
Other assets	17,139	13,243
Total assets	$3,783,228	$3,640,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,980	$213,414
Accrued liabilities	223,677	216,842
Accrued salaries and benefits	85,115	97,991
Current portion of operating lease liabilities	161,818	150,400
Current portion of finance lease liabilities	1,397	1,321
Total current liabilities	720,987	679,968
Long-term operating lease liabilities	1,586,088	1,520,272
Long-term debt and finance lease liabilities	6,528	7,248
Other long-term liabilities	37,125	38,259
Deferred income tax liability	76,000	73,059
Total liabilities	2,426,728	2,318,806
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 97,768,860 shares issued and outstanding, June 29, 2025; 99,255,036 shares issued and outstanding, December 29, 2024	98	99
Additional paid-in capital	823,766	808,140
Retained earnings	532,636	513,654
Total stockholders’ equity	1,356,500	1,321,893
Total liabilities and stockholders’ equity	$3,783,228	$3,640,699
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$2,220,602	$1,893,519	$4,457,038	$3,777,327
Cost of sales	1,358,002	1,175,154	2,708,075	2,336,649
Gross profit	862,600	718,365	1,748,963	1,440,678
Selling, general and administrative expenses	645,127	556,367	1,268,353	1,096,138
Depreciation and amortization (exclusive of depreciation included in cost of sales)	36,606	31,489	71,705	63,721
Store closure and other costs, net	1,511	3,192	3,217	5,236
Income from operations	179,356	127,317	405,688	275,583
Interest (income) expense, net	(431)	(139)	(1,355)	679
Income before income taxes	179,787	127,456	407,043	274,904
Income tax provision	46,084	32,167	93,314	65,515
Net income	$133,703	$95,289	$313,729	$209,389
Net income per share:
Basic	$1.37	$0.95	$3.19	$2.08
Diluted	$1.35	$0.94	$3.16	$2.06
Weighted average shares outstanding:
Basic	97,858	100,460	98,198	100,765
Diluted	98,774	101,196	99,259	101,647
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended June 29, 2025

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at March 30, 2025	98,187,882	$98	$814,796	$473,088	$1,287,982
Net income	—	—	—	133,703	133,703
Issuance of shares under stock plans	47,398	—	1,223	—	1,223
Repurchase and retirement of common stock, including excise tax	(466,420)	—	—	(74,155)	(74,155)
Share-based compensation	—	—	7,747	—	7,747
Balances at June 29, 2025	97,768,860	$98	$823,766	$532,636	$1,356,500

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2024	99,255,036	$99	$808,140	$513,654	$1,321,893
Net income	—	—	—	313,729	313,729
Issuance of shares under stock plans	548,261	1	1,223	—	1,224
Repurchase and retirement of common stock, including excise tax	(2,034,437)	(2)	—	(294,747)	(294,749)
Share-based compensation	—	—	14,403	—	14,403
Balances at June 29, 2025	97,768,860	$98	$823,766	$532,636	$1,356,500
For the thirteen and twenty-six weeks ended June 30, 2024

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at March 31, 2024	100,802,152	$101	$783,593	$427,333	$1,211,027
Net income	—	—	—	95,289	95,289
Issuance of shares under stock plans	51,731	—	982	—	982
Repurchase and retirement of common stock, including excise tax	(639,538)	(1)	—	(44,811)	(44,812)
Share-based compensation	—	—	6,789	—	6,789
Balances at June 30, 2024	100,214,345	$100	$791,364	$477,811	$1,269,275

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2023	101,211,984	$101	$774,834	$373,612	$1,148,547
Net income	—	—	—	209,389	209,389
Other comprehensive income	—	—	—	—	—
Issuance of shares under stock plans	599,679	1	3,264	—	3,265
Repurchase and retirement of common stock, including excise tax	(1,597,318)	(2)	—	(105,190)	(105,192)
Share-based compensation	—	—	13,266	—	13,266
Balances at June 30, 2024	100,214,345	$100	$791,364	$477,811	$1,269,275
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024
Operating activities
Net income	$313,729	$209,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	75,264	67,756
Operating lease asset amortization	70,568	65,489
Share-based compensation	14,403	13,266
Deferred income taxes	2,941	(396)
Other non-cash items	2,712	2,189
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	21,227	18,746
Inventories	(7,782)	(2,380)
Prepaid expenses and other current assets	(719)	13,947
Other assets	(2,529)	(125)
Accounts payable	5,664	(12,914)
Accrued liabilities	10,108	24,081
Accrued salaries and benefits	(12,877)	(5,095)
Operating lease liabilities	(83,113)	(83,952)
Other long-term liabilities	741	1,294
Cash flows from operating activities	410,337	311,295
Investing activities
Purchases of property and equipment	(120,319)	(108,925)
Cash flows used in investing activities	(120,319)	(108,925)
Financing activities
Payments on revolving credit facilities	—	(125,000)
Payments on finance lease liabilities	(644)	(542)
Repurchase of common stock	(292,223)	(104,488)
Payments of excise tax on repurchases of common stock	(2,091)	—
Proceeds from exercise of stock options	1,224	3,265
Cash flows used in financing activities	(293,734)	(226,765)
Decrease in cash, cash equivalents, and restricted cash	(3,716)	(24,395)
Cash, cash equivalents, and restricted cash at beginning of the period	267,213	203,870
Cash, cash equivalents, and restricted cash at the end of the period	$263,497	$179,475

Supplemental disclosure of cash flow information
Cash paid for interest	$796	$4,193
Cash paid for income taxes	82,586	43,590

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$21,651	$25,989
Excise tax accrued on repurchase of common stock	2,426	2,470
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	147,535	144,796
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of June 29, 2025, the Company operated 455 stores in 24 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
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

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024
Beginning Balance	$11,071	$10,566
Gift cards issued during the period but not redeemed(1)	1,772	1,590
Revenue recognized from beginning liability	(3,492)	(3,330)
Ending Balance	$9,351	$8,826
(1)Net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of June 29, 2025.
Restricted Cash
Restricted cash primarily relates to the Company's healthcare, general liability and workers’ compensation plan benefits of $2.1 million as of June 29, 2025 and December 29, 2024. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU no. 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update enhance a public entity's annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance will be effective beginning with the Company's Annual Report on Form 10-K for its fiscal year 2025. Early adoption is permitted, and the guidance should be applied prospectively, with an option to apply it retrospectively. The Company expects this update to impact its income tax disclosures but does not anticipate that this update will impact its results of operations, cash flows or financial condition.

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
No other new accounting pronouncements issued or effective during the thirteen weeks ended June 29, 2025 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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
The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 29, 2025 and December 29, 2024.
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
4. Long-Term Debt and Finance Lease Liabilities
A summary of long-term debt and finance lease liabilities is as follows:

			As of
Facility	Maturity	Interest Rate	June 29, 2025	December 29, 2024
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$—	$—
Finance lease liabilities	Various	n/a	6,528	7,248
Long-term debt and finance lease liabilities			$6,528	$7,248

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
The Credit Agreement provides for a $70.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $23.1 million have been issued as of June 29, 2025 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of June 29, 2025, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus a 0.10% SOFR adjustment and 0.95% per annum. The Company had no loans outstanding under the Credit Agreement as of June 29, 2025.
As of June 29, 2025, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and an issuance fee of 0.125% per annum.
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
During the thirteen and twenty-six weeks ended June 29, 2025, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement as of June 29, 2025. During 2024, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in no outstanding debt under the Credit Agreement as of December 29, 2024.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of June 29, 2025.
On July 25, 2025, the Company entered into a new credit agreement which provides for a revolving credit facility with an initial aggregate commitment of $600.0 million, maturing on July 25, 2030 (the “New Revolving Credit Facility”). Loans under the New Revolving Credit Facility will initially bear interest, at the Company's option, either at the Term SOFR (with a floor of 0.00%) plus 1.00% per annum or an alternate base rate (with a floor of 0.00%) plus 0.00% per annum. The New Revolving Credit Facility refinances and replaces the Company’s previous $700.0 million Revolving Credit Facility.
5. Income Taxes
The Company’s effective tax rate increased to 25.6% for the thirteen weeks ended June 29, 2025, compared to 25.2% for the thirteen weeks ended June 30, 2024. The increase in the effective tax rate was primarily due to an increase in non-deductible executive compensation partially offset by an increase in the benefit for stock-based compensation in the current year. The income tax effect resulting from excess tax

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
benefits of share-based payment awards was $1.5 million and $0.6 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively.
The Company’s effective tax rate decreased to 22.9% for the twenty-six weeks ended June 29, 2025, compared to 23.8% for the twenty-six weeks ended June 30, 2024. The decrease in the effective tax rate was primarily due to an increase in the benefit in the current year for stock-based compensation partially offset by an increase in the rate detriment in the current year for nondeductible executive compensation and a reduction in the rate benefit for federal employment credits in the current year. The income tax effect resulting from excess tax benefits of share-based payment awards was $14.3 million and $5.1 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate.
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions that could have income tax implications. The Company is currently evaluating the potential impact on its consolidated financial statements and disclosures.
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
Litigation
In February 2025, the Company terminated its agreement with Harvest Sherwood Food Distributors, Inc. (“Harvest Sherwood”) for the distribution of certain meat and seafood products to the Company due to, among other things, Harvest Sherwood’s failure to pay the Company’s vendors for these products. Subsequently, on February 24, 2025, Harvest Sherwood filed a complaint against the Company in the Superior Court for the State of Delaware alleging breach of contract among other claims and seeking monetary damages. On March 6, 2025, the Company filed an answer and counterclaims against Harvest Sherwood, asserting its defenses to the complaint and its claims against Harvest Sherwood for breach of contract, negligent misrepresentation and unjust enrichment, among others. On May 5, 2025, Harvest Sherwood filed a petition for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") and filed a substantially similar adversary proceeding against the Company in the Bankruptcy Court. As a result, the Company's litigation against Harvest Sherwood has been stayed in the Superior Court for the State of Delaware, and the adversary proceeding is pending. A trial date has not been set. At this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company. Accordingly, no loss contingency was recorded for this matter.
Commitments
On April 24, 2025, the Company executed a real estate lease for a new corporate headquarters campus and store location that is expected to commence in the third quarter of fiscal year 2026. The initial term of the lease is 10 years and the total non-cancellable lease payments are $110.0 million. In addition, the lease includes a renewal option for a period of 10 years and a purchase option that will result in the Company’s recognition of the land and building assets during and after the construction period. The lease agreement also includes a residual value guarantee provision, the amount of which is to be determined upon completion of construction. The amounts included within the balance sheet and income statement for the periods presented are not material.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Stockholders’ Equity
Share Repurchases
On May 22, 2024, the Company's board of directors authorized a $600 million share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on December 31, 2024, of which $119.3 million remained available upon its replacement, and under which no further shares may be repurchased. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of June 29, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$441,699	$158,301
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Number of common shares acquired	466,420	639,538	2,034,437	1,597,318
Average price per common share acquired	$158.99	$70.07	$144.88	$65.86
Total cost of common shares acquired	$74,155	$44,812	$294,749	$105,192
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to June 29, 2025 and through July 28, 2025, the Company repurchased an additional 0.1 million shares of common stock for $9.1 million, excluding excise tax.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Basic net income per share:
Net income	$133,703	$95,289	$313,729	$209,389
Weighted average shares outstanding - basic	97,858	100,460	98,198	100,765
Basic net income per share	$1.37	$0.95	$3.19	$2.08
Diluted net income per share:
Net income	$133,703	$95,289	$313,729	$209,389
Weighted average shares outstanding - basic	97,858	100,460	98,198	100,765
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	582	447	579	436
RSUs	242	289	364	446
PSAs	92	—	118	—
Weighted average shares and equivalent shares outstanding - diluted	98,774	101,196	99,259	101,647
Diluted net income per share	$1.35	$0.94	$3.16	$2.06
For the thirteen weeks ended June 29, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended June 30, 2024, the Company had 0.1 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
For the twenty-six weeks ended June 29, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended June 30, 2024, the Company had 0.1 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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
The following table represents the significant expense and key metrics reviewed by the CODM:

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net Sales	$2,220,602	$1,893,519	$4,457,038	$3,777,327
Less:
Cost of sales	1,358,002	1,175,154	2,708,075	2,336,649
Direct store expenses	552,027	476,990	1,086,824	943,370
Other segment items (1)	131,217	114,058	256,451	221,725
Interest (income) expense, net	(431)	(139)	(1,355)	679
Income tax provision	46,084	32,167	93,314	65,515
Net income	$133,703	$95,289	$313,729	$209,389
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
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024:

	Thirteen weeks ended
	June 29, 2025		June 30, 2024
Perishables	$1,271,145	57.2%	$1,090,974	57.6%
Non-Perishables	949,457	42.8%	802,545	42.4%
Net Sales	$2,220,602	100.0%	$1,893,519	100.0%

	Twenty-six weeks ended
	June 29, 2025		June 30, 2024
Perishables	$2,540,877	57.0%	$2,160,704	57.2%
Non-Perishables	1,916,161	43.0%	1,616,623	42.8%
Net Sales	$4,457,038	100.0%	$3,777,327	100.0%
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Awards Granted under the 2022 Incentive Plan
During the twenty-six weeks ended June 29, 2025, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 18, 2025	185,228	58,805	61,079
June 3, 2025	333	—	—
Total	185,561	58,805	61,079
Weighted-average grant date fair value	$137.88	$137.81	$51.46
Weighted-average exercise price	$—	$—	$137.81
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of June 29, 2025, there were 1,123,804 stock awards outstanding and 5,299,822 shares remaining available for issuance under the 2022 Incentive Plan.
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
PSAs
PSAs granted in 2022 are subject to the Company achieving certain EBIT performance targets for the 2024 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2024 EBIT were deemed to have been met, and PSAs vested at 148% pay out level on the third anniversary of the grant date (March 2025). There were no outstanding 2022 PSAs as of June 29, 2025.
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
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Share-based compensation expense	$7,747	$6,789	$14,403	$13,266
The following share-based awards were outstanding under the 2022 and 2013 Incentive Plans as of June 29, 2025 and June 30, 2024:

	As of
	June 29, 2025	June 30, 2024
	(in thousands)
Options
Vested	570	527
Unvested	213	319
RSUs	457	633
PSAs	306	370
As of June 29, 2025, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,224	1.7
RSUs	33,613	1.8
PSAs	16,827	1.4
Total unrecognized compensation expense at June 29, 2025	$55,664
During the twenty-six weeks ended June 29, 2025 and June 30, 2024, the Company received $1.2 million and $3.3 million, respectively, in cash proceeds from the exercise of options.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Goodwill
The Company’s goodwill balance was $381.8 million as of June 29, 2025 and December 29, 2024. As of June 29, 2025 and December 29, 2024, the Company had no accumulated goodwill impairment losses. The goodwill is related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023.
12. Store Closures
No stores were closed during the twenty-six weeks ended June 29, 2025 and all lease costs associated with our closed store locations, for which a lease remains in effect are included within Store closure and other cost, net.

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
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 455 stores in 24 states as of June 29, 2025, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through June 29, 2025, we have opened 90 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. We are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of June 29, 2025.
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
•Invest in Technology for Scaleable Growth. We continue to make investments in technology in support of our strategy, with a focus on enhancing efficiency, scalability, and customer experience. While we are showing positive outcomes on our strategic investments in inventory management and customer personalization, we believe that ongoing investments in our technology foundation will allow us to streamline operations and improve decision making to execute on our strategy.
•Deliver on Key Financial Metrics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. Since the implementation of our strategy beginning in 2020, we have significantly improved our margin structure above our 2019 baseline.
Recent Developments
On July 17, 2025, we entered into a short-term extension agreement of our distribution agreement, dated as of July 18, 2018 with KeHE Distributors, LLC (“KeHE”), our primary distributor of dry grocery and frozen food products, to extend the term of the agreement beyond the July 18, 2025 expiration date, as we and KeHE continue to work to finalize the terms of a long-term agreement.
Results of Operations for Thirteen Weeks Ended June 29, 2025 and June 30, 2024
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	June 29, 2025	June 30, 2024
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,220,602	$1,893,519
Cost of sales	1,358,002	1,175,154
Gross profit	862,600	718,365
Selling, general and administrative expenses	645,127	556,367
Depreciation and amortization (exclusive of depreciation included in cost of sales)	36,606	31,489
Store closure and other costs, net	1,511	3,192
Income from operations	179,356	127,317
Interest (income) expense, net	(431)	(139)
Income before income taxes	179,787	127,456
Income tax provision	46,084	32,167
Net income	$133,703	$95,289

Weighted average shares outstanding - basic	97,858	100,460
Diluted effect of equity-based awards	916	736
Weighted average shares and equivalent shares outstanding - diluted	98,774	101,196
Diluted net income per share	$1.35	$0.94

	Thirteen weeks ended
	June 29, 2025	June 30, 2024
Other Operating Data:
Comparable store sales growth	10.2%	6.7%
Stores at beginning of period	443	414
Closed	—	—
Opened	12	5
Stores at end of period	455	419

Comparison of Thirteen Weeks Ended June 29, 2025 to Thirteen Weeks Ended June 30, 2024

Net sales

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Net sales	$2,220,602	$1,893,519	$327,083	17%
Comparable store sales growth	10.2%	6.7%
Net sales during the thirteen weeks ended June 29, 2025 totaled $2.2 billion, an increase of $0.3 billion, or 17%, compared to the thirteen weeks ended June 30, 2024. The sales increase was driven by sales from new stores opened in the last twelve months and a 10.2% increase in comparable store sales. Comparable stores contributed approximately 93% of total sales for the thirteen weeks ended June 29, 2025 and approximately 94% of total sales for the thirteen weeks ended June 30, 2024.
Cost of sales and gross profit

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Net sales	$2,220,602	$1,893,519	$327,083	17%
Cost of sales	1,358,002	1,175,154	182,848	16%
Gross profit	862,600	718,365	144,235	20%
Gross margin	38.8%	37.9%	0.9%
Gross profit totaled $0.9 billion during the thirteen weeks ended June 29, 2025, an increase of $0.1 billion, or 20%, compared to the thirteen weeks ended June 30, 2024, driven by increased sales volume. Gross margin increased by 0.9% to 38.8% for the thirteen weeks ended June 29, 2025, compared to 37.9% for the thirteen weeks ended June 30, 2024, primarily driven by improved inventory management.
Selling, general and administrative expenses

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Selling, general and administrative expenses	$645,127	$556,367	$88,760	16%
Percentage of net sales	29.1%	29.4%	(0.3)%
Selling, general and administrative expenses increased $88.8 million, or 16%, compared to the thirteen weeks ended June 30, 2024. The increase was primarily due to the increase in new stores opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses improved slightly as a result of leverage gained from store compensation and occupancy costs.
Depreciation and amortization

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Depreciation and amortization	$36,606	$31,489	$5,117	16%
Percentage of net sales	1.6%	1.7%	(0.1)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $36.6 million for the thirteen weeks ended June 29, 2025, compared to $31.5 million for the thirteen weeks ended June 30, 2024. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores.
Store closure and other costs, net

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Store closure and other costs, net	$1,511	$3,192	$(1,681)	(53)%
Percentage of net sales	0.1%	0.2%	(0.1)%
Store closure and other costs, net for the thirteen weeks ended June 29, 2025 of $1.5 million primarily related to ongoing occupancy costs associated with exiting leases related to our closed locations. Store closure and other costs, net for the thirteen weeks ended June 30, 2024 of $3.2 million primarily related to ongoing occupancy costs associated with our closed store locations. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Long-term debt	$215	$1,641	$(1,426)	(87)%
Finance leases	168	190	(22)	(12)%
Deferred financing costs	193	193	—	0%
Interest income and other	(1,007)	(2,163)	1,156	53%
Total interest income, net	$(431)	$(139)	$(292)	(210)%
The increase in interest income, net for the thirteen weeks ended June 29, 2025 compared to the thirteen weeks ended June 30, 2024 was primarily due to lower average debt outstanding. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.
Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	June 29, 2025	June 30, 2024
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.1%	4.9%
Enhanced charitable contributions	(1.0)%	(1.0)%
Federal credits	(0.2)%	(0.4)%
Share-based payment awards	(0.9)%	(0.5)%
Non-deductible Executive Compensation	1.7%	1.0%
Other, net	(0.1)%	0.2%
Effective tax rate	25.6%	25.2%
The effective tax rate increased to 25.6% for the thirteen weeks ended June 29, 2025 from 25.2% for the thirteen weeks ended June 30, 2024. The increase in the effective tax rate was primarily due to an increase in non-deductible executive compensation in the current year partially offset by an increase in the benefit for stock-based compensation in the current year.

Net income

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Net income	$133,703	$95,289	$38,414	40%
Percentage of net sales	6.0%	5.0%	1.0%
Net income increased $38.4 million primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirteen weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Diluted earnings per share	$1.35	$0.94	$0.41	44%
Diluted weighted average shares outstanding	98,774	101,196	(2,422)
The increase in diluted earnings per share of $0.41 was driven by higher net income and fewer diluted shares outstanding compared to the prior year, due primarily to the share repurchase program.
Results of Operations for Twenty-six Weeks Ended June 29, 2025 and June 30, 2024
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$4,457,038	$3,777,327
Cost of sales	2,708,075	2,336,649
Gross profit	1,748,963	1,440,678
Selling, general and administrative expenses	1,268,353	1,096,138
Depreciation and amortization (exclusive of depreciation included in cost of sales)	71,705	63,721
Store closure and other costs, net	3,217	5,236
Income from operations	405,688	275,583
Interest (income) expense, net	(1,355)	679
Income before income taxes	407,043	274,904
Income tax provision	93,314	65,515
Net income	$313,729	$209,389

Weighted average shares outstanding - basic	98,198	100,765
Diluted effect of equity-based awards	1,061	882
Weighted average shares and equivalent shares outstanding - diluted	99,259	101,647
Diluted net income per share	$3.16	$2.06

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024
Other Operating Data:
Comparable store sales growth	10.9%	5.4%
Stores at beginning of period	440	407
Closed	—	—
Opened	15	12
Acquired	—	—
Stores at end of period	455	419
Comparison of Twenty-six Weeks Ended June 29, 2025 to Twenty-six Weeks Ended June 30, 2024
Net Sales

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Net sales	$4,457,038	$3,777,327	$679,711	18%
Comparable store sales growth	10.9%	5.4%
Net sales during the twenty-six weeks ended June 29, 2025 totaled $4.5 billion, an increase of $0.7 billion, or 18%, over the same period of the prior fiscal year. The sales increase was primarily due to new stores opened in the last twelve months and a 10.9% increase in comparable store sales. Comparable stores contributed approximately 93% of total sales for the twenty-six weeks ended June 29, 2025 and approximately 94% of total sales for the twenty-six weeks ended June 30, 2024.
Cost of sales and gross profit

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Net sales	$4,457,038	$3,777,327	$679,711	18%
Cost of sales	2,708,075	2,336,649	371,426	16%
Gross profit	1,748,963	1,440,678	308,285	21%
Gross margin	39.2%	38.1%	1.1%
Gross profit totaled $1.7 billion during the twenty-six weeks ended June 29, 2025, an increase of $0.3 billion, or 21%, compared to the twenty-six weeks ended June 30, 2024, driven by increased sales volume. Gross margin increased to 39.2% for the twenty-six weeks ended June 29, 2025, compared to 38.1% for the twenty-six weeks ended June 30, 2024, due to improved inventory management and continued promotional optimization efforts as well as leverage on our supply chain from higher sales.
Selling, general and administrative expenses

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Selling, general and administrative expenses	$1,268,353	$1,096,138	$172,215	16%
Percentage of net sales	28.5%	29.0%	(0.5)%
Selling, general and administrative expenses increased by $0.2 billion, or 16%, compared to the twenty-six weeks ended June 30, 2024. The increase was primarily driven by the increase in new stores opened since the prior year period. As a percentage of net sales, selling, general and administrative expenses improved as a result of leverage gained from store compensation and occupancy costs.

Depreciation and amortization

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Depreciation and amortization	$71,705	$63,721	$7,984	13%
Percentage of net sales	1.6%	1.7%	(0.1)%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $71.7 million for the twenty-six weeks ended June 29, 2025, compared to $63.7 million for the twenty-six weeks ended June 30, 2024. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.
Store closure and other costs, net

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Store closure and other costs, net	$3,217	$5,236	$(2,019)	(39)%
Percentage of net sales	0.1%	0.1%	—%
Store closure and other costs, net decreased $2.0 million to $3.2 million, compared to $5.2 million for the twenty-six weeks ended June 30, 2024. Store closure and other costs, net primarily consists of ongoing occupancy costs associated with our closed store locations.
Interest (income) expense, net

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Long-term debt	$425	$3,843	$(3,418)	(89)%
Finance leases	344	386	(42)	(11)%
Deferred financing costs	386	386	—	—%
Interest income and other	(2,510)	(3,936)	1,426	36%
Total interest (income) expense, net	$(1,355)	$679	$(2,034)	(300)%
Interest (income) expense, net decreased to $1.4 million of income for the twenty-six weeks ended June 29, 2025, compared to $0.7 million of expense for the twenty-six weeks ended June 30, 2024 primarily due to lower average debt outstanding and higher interest income earned as a result of higher interest rates. See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%	4.9%
Enhanced charitable contributions	(0.9)%	(1.0)%
Federal Credits	(0.2)%	(0.4)%
Share-based payment awards	(3.5)%	(1.8)%
Non-deductible Executive Compensation	1.6%	1.0%
Other, net	(0.1)%	0.1%
Effective tax rate	22.9%	23.8%

The effective tax rate decreased to 22.9% for the twenty-six weeks ended June 29, 2025 from 23.8% for the twenty-six weeks ended June 30, 2024. The decrease in the effective tax rate was primarily due to an increase in the benefit in the current year for stock-based compensation partially offset by an increase in the rate detriment in the current year for nondeductible executive compensation and a reduction in the rate benefit for federal employment credits in the current year.
Net income

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Net income	$313,729	$209,389	$104,340	50%
Percentage of net sales	7.0%	5.5%	1.5%
Net income increased $0.1 billion primarily due to higher gross profit and lower store closure and other costs, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change	% Change
Diluted earnings per share	$3.16	$2.06	$1.10	53%
Diluted weighted average shares outstanding	99,259	101,647	(2,388)
The increase in diluted earnings per share of $1.10 was driven by higher net income and fewer diluted shares outstanding compared to the prior year due primarily to the share repurchase program.

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
Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	June 29, 2025	June 30, 2024
	(dollars in thousands)
Net income (1)	$484,941	$324,751
Special items, net of tax (2), (3)	—	1,780
Interest (income) expense, net of tax (3)	(3,215)	2,122
Net operating profit after tax (NOPAT)	$481,726	$328,653

Total rent expense, net of tax (3)	199,181	185,268
Estimated depreciation on operating leases, net of tax (3)	(110,089)	(102,355)
Estimated interest on operating leases, net of tax (3), (4)	89,092	82,913
NOPAT, including effect of operating leases	$570,818	$411,566

Average working capital	153,340	193,808
Average property and equipment	880,888	791,193
Average other assets	604,569	602,910
Average other liabilities	(108,197)	(98,037)
Average invested capital	$1,530,600	$1,489,874

Average operating leases (5)	1,676,647	1,524,427
Average invested capital, including operating leases	$3,207,247	$3,014,301

ROIC, including operating leases	17.8%	13.7%
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
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024
Cash, cash equivalents and restricted cash at end of period	$263,497	$179,475
Cash flows from operating activities	$410,337	$311,295
Cash flows used in investing activities	$(120,319)	$(108,925)
Cash flows used in financing activities	$(293,734)	$(226,765)
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
Operating Activities
Cash flows from operating activities increased $99.0 million to $410.3 million for the twenty-six weeks ended June 29, 2025 compared to $311.3 million for the twenty-six weeks ended June 30, 2024. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $121.9 million and a $0.8 million decrease in payment on our operating lease liabilities partially offset by changes in working capital of $20.8 million.
Cash flows provided by operating activities from changes in working capital were $15.6 million in the twenty-six weeks ended June 29, 2025 compared to $36.4 million in the twenty-six weeks ended June 30, 2024. The $20.8 million decrease in cash flows from changes in working capital was primarily attributable to the following factors, each of which had a negative impact on working capital: (i) a $14.7 million change in prepaid expenses and other current assets primarily driven by lapsing a prepaid income tax position and (ii) $7.8 million change in accrued salaries and benefits primarily driven by increased corporate bonuses. These decreases were partially offset by a $4.6 million change in accounts payable and accrued liabilities primarily due to timing differences of payments for goods and services. Certain other immaterial items combined to result in an additional $2.9 million net decrease in cash flows from changes in working capital.

Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $120.3 million and $108.9 million, for the twenty-six weeks ended June 29, 2025 and twenty-six weeks ended June 30, 2024, respectively.
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
Financing Activities
Cash flows used in financing activities were $293.7 million for the twenty-six weeks ended June 29, 2025 compared to $226.8 million for the twenty-six weeks ended June 30, 2024. During the twenty-six weeks ended June 29, 2025, cash flows used in financing activities primarily consisted of $292.2 million for stock repurchases and $$2.1 million for payments of excise tax on stock repurchases partially offset by $1.2 million in proceeds from the exercise of stock options.
During the twenty-six weeks ended June 30, 2024, cash flows used in financing activities primarily consisted of $125.0 million in payments on our Credit Agreement, $104.5 million for stock repurchases partially offset by $3.3 million in proceeds from the exercise of stock options.
Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of June 29, 2025 and December 29, 2024.
See Note 4, “Long-Term Debt and Finance Lease Liabilities” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein), as well as our new credit agreement entered into on July 25, 2025.
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of June 29, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$441,699	$158,301
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

Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Number of common shares acquired	466,420	639,538	2,034,437	1,597,318
Average price per common share acquired	$158.99	$70.07	$144.88	$65.86
Total cost of common shares acquired	$74,155	$44,812	$294,749	$105,192
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to June 29, 2025 and through July 28, 2025, we repurchased an additional 0.1 million shares of common stock for $9.1 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” and Note 6, "Commitments and Contingencies" of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of June 29, 2025 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
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

There have been no substantial changes to these estimates, or the policies related to them during the thirteen and twenty-six weeks ended June 29, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Finance Lease Liabilities” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of June 29, 2025, we had no outstanding borrowings under our Credit Agreement.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 29, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended June 29, 2025, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended June 29, 2025.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
March 31, 2025 - April 27, 2025	331,262	$153.88	331,262	$180,787,000
April 28, 2025 - May 25, 2025	78,720	$167.29	78,720	$167,618,000
May 26, 2025 - June 29, 2025	56,438	$165.09	56,438	$158,301,000
Total	466,420		466,420
(1)Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2025.
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

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the second quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Third Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

(1)    Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 23, 2025, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: July 30, 2025	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)