Form 10-Q
period 2025-09-28
Sprouts Farmers Market, Inc.
filed 2025-10-29
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, the registrant had 97,369,439 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$322,415	$265,159
Accounts receivable, net	64,848	30,901
Inventories	399,938	343,329
Prepaid expenses and other current assets	30,344	36,131
Total current assets	817,545	675,520
Property and equipment, net of accumulated depreciation	989,587	895,189
Operating lease assets, net	1,596,100	1,466,903
Intangible assets	208,215	208,094
Goodwill	381,750	381,750
Other assets	19,925	13,243
Total assets	$4,013,122	$3,640,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,330	$213,414
Accrued liabilities	239,836	216,842
Accrued salaries and benefits	89,595	97,991
Accrued income tax	11,522	—
Current portion of operating lease liabilities	170,614	150,400
Current portion of finance lease and other finance obligations	1,597	1,321
Total current liabilities	781,494	679,968
Long-term operating lease liabilities	1,633,293	1,520,272
Long-term debt and other finance obligations	53,423	7,248
Other long-term liabilities	37,783	38,259
Deferred income tax liability	72,571	73,059
Total liabilities	2,578,564	2,318,806
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 97,451,026 shares issued and outstanding, September 28, 2025; 99,255,036 shares issued and outstanding, December 29, 2024	98	99
Additional paid-in capital	831,870	808,140
Retained earnings	602,590	513,654
Total stockholders’ equity	1,434,558	1,321,893
Total liabilities and stockholders’ equity	$4,013,122	$3,640,699
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$2,200,430	$1,945,735	$6,657,468	$5,723,062
Cost of sales	1,349,379	1,204,812	4,057,454	3,541,461
Gross profit	851,051	740,923	2,600,014	2,181,601
Selling, general and administrative expenses	653,329	580,332	1,921,682	1,676,470
Depreciation and amortization (exclusive of depreciation included in cost of sales)	38,862	34,408	110,567	98,129
Store closure and other costs, net	1,462	3,732	4,679	8,968
Income from operations	157,398	122,451	563,086	398,034
Interest income, net	(690)	(1,061)	(2,045)	(382)
Income before income taxes	158,088	123,512	565,131	398,416
Income tax provision	37,972	31,902	131,286	97,417
Net income	$120,116	$91,610	$433,845	$300,999
Net income per share:
Basic	$1.23	$0.91	$4.43	$2.99
Diluted	$1.22	$0.91	$4.38	$2.97
Weighted average shares outstanding:
Basic	97,672	100,148	98,023	100,560
Diluted	98,715	101,025	99,086	101,469
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 28, 2025

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at June 29, 2025	97,768,860	$98	$823,766	$532,636	$1,356,500
Net income	—	—	—	120,116	120,116
Issuance of shares under stock plans	47,018	—	462	—	462
Repurchase and retirement of common stock, including excise tax	(364,852)	—	—	(50,162)	(50,162)
Share-based compensation	—	—	7,642	—	7,642
Balances at September 28, 2025	97,451,026	$98	$831,870	$602,590	$1,434,558

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2024	99,255,036	$99	$808,140	$513,654	$1,321,893
Net income	—	—	—	433,845	433,845
Issuance of shares under stock plans	595,279	1	1,685	—	1,686
Repurchase and retirement of common stock, including excise tax	(2,399,289)	(2)	—	(344,909)	(344,911)
Share-based compensation	—	—	22,045	—	22,045
Balances at September 28, 2025	97,451,026	$98	$831,870	$602,590	$1,434,558
For the thirteen and thirty-nine weeks ended September 29, 2024

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at June 30, 2024	100,214,345	$100	$791,364	$477,811	$1,269,275
Net income	—	—	—	91,610	91,610
Issuance of shares under stock plans	89,007	—	1,464	—	1,464
Repurchase and retirement of common stock, including excise tax	(264,135)	—	—	(25,516)	(25,516)
Share-based compensation	—	—	6,659	—	6,659
Balances at September 29, 2024	100,039,217	$100	$799,487	$543,905	$1,343,492

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2023	101,211,984	$101	$774,834	$373,612	$1,148,547
Net income	—	—	—	300,999	300,999
Issuance of shares under stock plans	688,686	1	4,728	—	4,729
Repurchase and retirement of common stock, including excise tax	(1,861,453)	(2)	—	(130,706)	(130,708)
Share-based compensation	—	—	19,925	—	19,925
Balances at September 29, 2024	100,039,217	$100	$799,487	$543,905	$1,343,492
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Operating activities
Net income	$433,845	$300,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	116,003	103,881
Operating lease asset amortization	107,866	99,278
Share-based compensation	22,045	19,925
Deferred income taxes	(488)	1,170
Other non-cash items	1,643	3,116
Changes in operating assets and liabilities:
Accounts receivable	24,688	30,273
Inventories	(56,608)	(6,275)
Prepaid expenses and other current assets	5,310	18,595
Other assets	(3,928)	219
Accounts payable	23,231	25,556
Accrued liabilities	23,496	37,877
Accrued salaries and benefits	(8,397)	6,777
Accrued income tax	11,522	1,392
Operating lease liabilities	(123,680)	(122,646)
Other long-term liabilities	923	214
Cash flows from operating activities	577,471	520,351
Investing activities
Purchases of property and equipment	(176,081)	(161,687)
Cash flows used in investing activities	(176,081)	(161,687)
Financing activities
Payments on revolving credit facilities	—	(125,000)
Payments on finance lease liabilities	(793)	(840)
Repurchase of common stock	(341,925)	(129,698)
Payments of excise tax on repurchases of common stock	(2,091)	—
Proceeds from exercise of stock options	1,686	4,729
Cash flows used in financing activities	(343,123)	(250,809)
Increase in cash, cash equivalents, and restricted cash	58,267	107,855
Cash, cash equivalents, and restricted cash at beginning of the period	267,213	203,870
Cash, cash equivalents, and restricted cash at the end of the period	$325,480	$311,725

Supplemental disclosure of cash flow information
Cash paid for interest	$1,293	$4,613
Cash paid for income taxes	111,438	71,290

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$26,025	$24,972
Excise tax accrued on repurchase of common stock	2,884	2,777
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	237,068	213,705
Leased assets obtained in exchange for new finance lease liabilities	6,266	—
Property acquired through finance obligations	40,978	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of September 28, 2025, the Company operated 464 stores in 24 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company’s performance obligations are satisfied upon the transfer of goods to the customer, which occurs at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer and the performance obligation is satisfied by the Company. The Company’s gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented. The outstanding gift card liability balance is included within Accrued Liabilities on the Company's Consolidated Balance Sheet.
Beginning in July 2025, the Company implemented a customer loyalty program under which customers earn points on qualifying purchases. Points may be redeemed in future periods for rewards to be used for discounts on the Company's products. The loyalty points represent a material right to the customer and are accounted for as a separate performance obligation. At the time of purchase, the Company allocates a portion of the transaction price to a deferred loyalty liability based on their estimated standalone selling price. Revenue allocated to the points is deferred and recognized when the points are redeemed or expire. Points expire after 6 months, and points that have been converted to rewards expire 60 days following conversion. The outstanding liability balance at period end, which the Company classifies as a current liability due to the short expiration period, is included within Accrued Liabilities on the Company's Consolidated Balance Sheet.

A summary of the activity and balances in the gift card and loyalty program liabilities is as follows:

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Beginning Balance	$11,071	$10,566
Gift cards issued during the period but not redeemed(1)	2,218	1,899
Loyalty value earned during the period but not redeemed or expired	2,609	—
Revenue recognized from beginning liability	(3,978)	(3,825)
Ending Balance	$11,920	$8,640
(1)Net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of September 28, 2025.
Restricted Cash
Restricted cash primarily relates to the Company's healthcare, general liability and workers’ compensation plan benefits of $3.1 million and $2.1 million as of September 28, 2025 and December 29, 2024, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

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
Intangibles—Goodwill and Other—Internal-Use Software
In September 2025, the FASB issued ASU no. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)". The standard clarifies and modernizes the accounting for costs related to the internal-use software in Accounting Standards Codification (ASC) 350-40. The guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance is effective for the Company for its fiscal year 2028. Early adoption is permitted, as of the beginning of an annual reporting period. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.
No other new accounting pronouncements issued or effective during the thirteen weeks ended September 28, 2025 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 28, 2025 and December 29, 2024.
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
4. Long-Term Debt and Other Finance Obligations
A summary of long-term debt and other finance obligations is as follows:

			As of
Facility	Maturity	Interest Rate	September 28, 2025	December 29, 2024
Senior secured debt
$700.0 million Credit Agreement	March 25, 2027	Variable	$—	$—
$600.0 million Credit Agreement	July 25, 2030	Variable	$—	$—
Finance Obligations	September 30, 2036	n/a	40,874	—
Finance lease liabilities	Various	n/a	12,549	7,248
Long-term debt and other finance obligations			$53,423	$7,248
New Credit Agreement
The Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), is the borrower under a credit agreement entered into on July 25, 2025 (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving credit facility (the "Revolving Credit Facility") with an initial aggregate commitment of $600.0 million. Amounts outstanding under the Credit Agreement may be increased from time to time in accordance with an expansion feature set forth in the Credit Agreement.
The Company capitalized debt issuance costs of $1.6 million related to the Credit Agreement, which, combined with the remaining $1.1 million debt issuance costs in respect of that certain amended and restated credit agreement entered into on March 25, 2022, by and among the Company, Intermediate Holdings, certain lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Former Credit Facility”), which remained outstanding as of the time of Intermediate Holdings’ entry into the Credit Agreement, were recorded to prepaid expenses and other current assets and other assets in the consolidated balance sheets and are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.
The Credit Agreement provides for a $100.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $23.1 million have been issued as of September 28, 2025 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
Guarantees
Obligations under the Credit Agreement are guaranteed by the Company and substantially all of its existing and future wholly-owned material domestic subsidiaries, and are secured by first-priority security

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
interests in substantially all of the assets of the Company, Intermediate Holdings, and the subsidiary guarantors, including, without limitation, a pledge by the Company of its equity interest in Intermediate Holdings.
Interest and Fees
Loans under the Credit Agreement will initially bear interest, at the Company's option, either at the Term SOFR (with a floor of 0.00%) plus a 1.00% per annum or alternate base rate (with a floor of 0.00%) plus 0.00% per annum. The interest rate margins are subject to upward adjustments pursuant to a pricing grid based on the Company’s total net leverage ratio as set forth in the Credit Agreement and to upward or downward adjustments of up to 0.05% based upon the achievement of certain sustainability-linked metric thresholds, as set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments, which commitment fee ranges between 0.09% to 0.225% per annum, pursuant to a pricing grid based on the Company’s total net leverage ratio. The commitment fees are subject to upward or downward adjustments of up to 0.01% based upon the achievement of certain sustainability-linked metric thresholds, as set forth in the Credit Agreement.
As of September 28, 2025, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus 1.00% per annum. The Company had no loans outstanding under the Credit Agreement as of September 28, 2025.
As of September 28, 2025, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and a fronting fee of 0.125% per annum.
Payments and Borrowings
The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on July 25, 2030, subject to extensions as set forth therein.
The Company may prepay loans and permanently reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except SOFR breakage costs, if applicable).
In connection with the execution of the Credit Agreement, the Company's obligations under the Former Credit Facility were prepaid and terminated.
During the thirteen and thirty-nine weeks ended September 28, 2025, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement as of September 28, 2025. During 2024, the Company made no additional borrowings and made principal payments of $125.0 million, resulting in no outstanding debt under the Former Credit Facility as of December 29, 2024.
Covenants
The Credit Agreement contains financial, affirmative and negative covenants. The negative covenants include, among other things, limitations on the Company’s ability to:
•incur additional indebtedness;
•grant additional liens;
•enter into sale-leaseback transactions;
•make loans or investments;
•merge, consolidate or enter into acquisitions;
•pay dividends or distributions;

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of September 28, 2025.

Finance Obligations

On April 24, 2025, the Company executed a real estate lease for a new corporate headquarters campus and store location that has since commenced. The initial term of the lease is 10 years and the total non-cancellable lease payments are $110.0 million. In addition, the lease includes a renewal option for a period of 10 years. Monthly payments commence on completion of construction, increase annually by a nominal amount, and continue through end of the initial term. Based on certain criteria and the existence of a purchase option, the Company has been determined to be the owner during the construction period under ASC 842. Further, there is no evidence of an accounting sale to the landlord upon construction completion, which precludes sale-leaseback accounting. As a result, the building assets and corresponding financial obligation will remain on the Company’s balance sheet and will be amortized over the life of the underlying building asset. As of September 28, 2025, the Company has recorded $40.9 million in both construction in progress assets and finance obligations. There will be no material impact to the statements of income until construction completion, which is expected in the latter half of 2026. Additionally, this lease includes a residual value guarantee. The final amount of the guarantee is to be determined based upon final construction costs. As of September 28, 2025, no amounts related to this residual value guarantee have been deemed probable.
5. Income Taxes
The Company’s effective tax rate decreased to 24.0% for the thirteen weeks ended September 28, 2025, compared to 25.8% for the thirteen weeks ended September 29, 2024. The decrease in the effective tax rate was primarily due to a benefit in the current quarter for the purchase discount for transferable tax credits partially offset by a reduction in the benefit for stock-based compensation in the current year. The income tax effect resulting from excess tax benefits of share-based payment awards was $1.3 million and $1.7 million for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively.
The Company’s effective tax rate decreased to 23.2% for the thirty-nine weeks ended September 28, 2025, compared to 24.5% for the thirty-nine weeks ended September 29, 2024. The decrease in the effective tax rate was primarily due to an increase in the benefit in the current year for stock-based compensation and benefit in the current quarter for the purchase discount for transferable tax credits partially offset by an increase in the rate detriment in the current year for nondeductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards was $15.7 million and $6.8 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
The Company files income tax returns for federal purposes and in many states. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three years, following the tax year to which those filings relate.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA has extensive provisions, of which many do not apply to the Company. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others effective in 2026 and later. Any impacts to the Company were incorporated into the income tax provision for the thirty-nine weeks ended September 28,2025 and had no material impact to income tax expense for the quarter. The Company continues to evaluate the impact on its consolidated financial statements as additional guidance is issued.
Pursuant to provisions under the Inflation Reduction Act (“IRA”), the Company executed agreements to purchase transferable federal tax credits estimated to be $63 million during the thirty-nine weeks ended September 28, 2025. Such federal tax credits will be purchased at negotiated discounts, allowing the Company to reduce its 2025 federal income taxes payable by the amount of credits it expects to claim on its 2025 tax return. The Company has included the estimated anticipated tax benefit of $3.5 million in its estimated annual effective tax rate for the year ended December 28, 2025 for the difference between the tax credit and negotiated price for expected current year tax credits.
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
Litigation
In February 2025, the Company terminated its agreement with Harvest Sherwood Food Distributors, Inc. (“Harvest Sherwood”) for the distribution of certain meat and seafood products to the Company due to, among other things, Harvest Sherwood’s failure to pay the Company’s vendors for these products. Subsequently, on February 24, 2025, Harvest Sherwood filed a complaint against the Company in the Superior Court for the State of Delaware alleging breach of contract among other claims and seeking monetary damages. On March 6, 2025, the Company filed an answer and counterclaims against Harvest Sherwood, asserting its defenses to the complaint and its claims against Harvest Sherwood for breach of contract, negligent misrepresentation and unjust enrichment, among others. On May 5, 2025, Harvest Sherwood filed a petition for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") and filed a substantially similar adversary proceeding against the Company in the Bankruptcy Court. As a result, the Company's litigation against Harvest Sherwood has been stayed in the Superior Court for the State of Delaware, and the adversary proceeding is pending. Discovery is ongoing, and a trial date has been set for February 2026. At this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company. Accordingly, no loss contingency was recorded for this matter.
7. Stockholders’ Equity
Share Repurchases
On August 13, 2025, the Company's board of directors authorized a new $1 billion share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on May 22, 2027, of which $142.6 million remained available upon its replacement, and under which no further shares may be repurchased. The new repurchase authorization does not have an expiration date; however, the Board expects to periodically review the authorization to assess its continued appropriateness in light of the Company's capital allocation priorities, market conditions, alternative investment opportunities, and other factors. The following table outlines the

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of September 28, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$33,994	$966,006
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Number of common shares acquired	364,852	264,135	2,399,289	1,861,453
Average price per common share acquired	$137.49	$96.60	$143.76	$70.22
Total cost of common shares acquired	$50,162	$25,516	$344,911	$130,708
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to September 28, 2025 and through October 27, 2025, the Company repurchased an additional 0.1 million shares of common stock for $10.0 million, excluding excise tax.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Basic net income per share:
Net income	$120,116	$91,610	$433,845	$300,999
Weighted average shares outstanding - basic	97,672	100,148	98,023	100,560
Basic net income per share	$1.23	$0.91	$4.43	$2.99
Diluted net income per share:
Net income	$120,116	$91,610	$433,845	$300,999
Weighted average shares outstanding - basic	97,672	100,148	98,023	100,560
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	532	485	563	460
RSUs	237	392	330	449
PSAs	274	—	170	—
Weighted average shares and equivalent shares outstanding - diluted	98,715	101,025	99,086	101,469
Diluted net income per share	$1.22	$0.91	$4.38	$2.97
For the thirteen weeks ended September 28, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended September 29, 2024, the Company had 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
For the thirty-nine weeks ended September 28, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirty-nine weeks ended September 29, 2024, the Company had 0.1 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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
The following table represents the significant expense and key metrics reviewed by the CODM:

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net Sales	$2,200,430	$1,945,735	$6,657,468	$5,723,062
Less:
Cost of sales	1,349,379	1,204,812	4,057,454	3,541,461
Direct store expenses	566,129	497,297	1,652,952	1,440,667
Other segment items (1)	127,524	121,175	383,976	342,900
Interest income, net	(690)	(1,061)	(2,045)	(382)
Income tax provision	37,972	31,902	131,286	97,417
Net income	$120,116	$91,610	$433,845	$300,999
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
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024:

	Thirteen weeks ended
	September 28, 2025		September 29, 2024
Perishables	$1,265,962	57.5%	$1,128,272	58.0%
Non-Perishables	934,468	42.5%	817,463	42.0%
Net Sales	$2,200,430	100.0%	$1,945,735	100.0%

	Thirty-nine weeks ended
	September 28, 2025		September 29, 2024
Perishables	$3,806,839	57.2%	$3,288,976	57.5%
Non-Perishables	2,850,629	42.8%	2,434,086	42.5%
Net Sales	$6,657,468	100.0%	$5,723,062	100.0%
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Awards Granted under the 2022 Incentive Plan
During the thirty-nine weeks ended September 28, 2025, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 18, 2025	185,228	58,805	61,079
June 3, 2025	333	—	—
Total	185,561	58,805	61,079
Weighted-average grant date fair value	$137.88	$137.81	$51.46
Weighted-average exercise price	$—	$—	$137.81
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of September 28, 2025, there were 1,097,480 stock awards outstanding and 5,305,398 shares remaining available for issuance under the 2022 Incentive Plan.
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
PSAs
PSAs granted in 2022 were subject to the Company achieving certain EBIT performance targets for the 2024 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2024 EBIT were deemed to have been met, and PSAs vested at 148% pay out level on the third anniversary of the grant date (March 2025). There were no outstanding 2022 PSAs as of September 28, 2025.
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
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Share-based compensation expense	$7,642	$6,659	$22,045	$19,925
The following share-based awards were outstanding under the 2022 and 2013 Incentive Plans as of September 28, 2025 and September 29, 2024:

	As of
	September 28, 2025	September 29, 2024
	(in thousands)
Options
Vested	544	454
Unvested	213	317
RSUs	430	618
PSAs	306	370
As of September 28, 2025, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,503	1.5
RSUs	28,746	1.6
PSAs	14,314	1.2
Total unrecognized compensation expense at September 28, 2025	$47,563
During the thirty-nine weeks ended September 28, 2025 and September 29, 2024, the Company received $1.7 million and $4.7 million, respectively, in cash proceeds from the exercise of options.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Goodwill
The Company’s goodwill balance was $381.8 million as of September 28, 2025 and December 29, 2024. As of September 28, 2025 and December 29, 2024, the Company had no accumulated goodwill impairment losses. The goodwill is related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023.
12. Store Closures
No stores were closed during the thirty-nine weeks ended September 28, 2025 and all lease costs associated with the Company's closed store locations for which a lease remains in effect are included within Store closure and other cost, net.

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
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 464 stores in 24 states as of September 28, 2025, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through September 28, 2025, we have opened 99 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. We are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of September 28, 2025.
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
•Invest in Technology for Scalable Growth. We continue to make investments in technology in support of our strategy, with a focus on enhancing efficiency, scalability, and customer experience. While we are showing positive outcomes on our strategic investments in inventory management and customer personalization, we believe that ongoing investments in our technology foundation will allow us to streamline operations and improve decision making to execute on our strategy.
•Deliver on Key Financial Metrics. We are measuring and reporting on the success of this strategy against a number of long-term financial and operational targets. Since the implementation of our strategy beginning in 2020, we have significantly improved our margin structure above our 2019 baseline.
Recent Developments
On September 3, 2025, we entered into a Distribution Agreement (the “Agreement”) with KeHE Distributors, LLC (“KeHE”), our primary distributor of dry grocery and frozen food products. The Agreement has a ten-year term and replaces our prior distribution agreement dated July 18, 2018 with KeHE. The Agreement includes terms relating to KeHE’s distribution of products to us, including product pricing, service level arrangements, product management and distribution procedures, and other ordinary course operational terms governing our distribution relationship with KeHE. The Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Results of Operations for Thirteen Weeks Ended September 28, 2025 and September 29, 2024
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	September 28, 2025	September 29, 2024
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,200,430	$1,945,735
Cost of sales	1,349,379	1,204,812
Gross profit	851,051	740,923
Selling, general and administrative expenses	653,329	580,332
Depreciation and amortization (exclusive of depreciation included in cost of sales)	38,862	34,408
Store closure and other costs, net	1,462	3,732
Income from operations	157,398	122,451
Interest income, net	(690)	(1,061)
Income before income taxes	158,088	123,512
Income tax provision	37,972	31,902
Net income	$120,116	$91,610

Weighted average shares outstanding - basic	97,672	100,148
Diluted effect of equity-based awards	1,043	877
Weighted average shares and equivalent shares outstanding - diluted	98,715	101,025
Diluted net income per share	$1.22	$0.91

	Thirteen weeks ended
	September 28, 2025	September 29, 2024
Other Operating Data:
Comparable store sales growth	5.9%	8.4%
Stores at beginning of period	455	419
Closed	—	—
Opened	9	9
Stores at end of period	464	428
Comparison of Thirteen Weeks Ended September 28, 2025 to Thirteen Weeks Ended September 29, 2024

Net sales

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Net sales	$2,200,430	$1,945,735	$254,695	13%
Comparable store sales growth	5.9%	8.4%
Net sales during the thirteen weeks ended September 28, 2025 totaled $2.2 billion, an increase of $254.7 million, or 13%, compared to the thirteen weeks ended September 29, 2024. The sales increase was driven by sales from new stores opened in the last twelve months and a 5.9% increase in comparable store sales. Comparable stores contributed approximately 93% of total sales for the thirteen weeks ended September 28, 2025 and approximately 94% of total sales for the thirteen weeks ended September 29, 2024.
Cost of sales and gross profit

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Net sales	$2,200,430	$1,945,735	$254,695	13%
Cost of sales	1,349,379	1,204,812	144,567	12%
Gross profit	851,051	740,923	110,128	15%
Gross margin	38.7%	38.1%	0.6%
Gross profit totaled $851.1 million during the thirteen weeks ended September 28, 2025, an increase of $110.1 million, or 15%, compared to the thirteen weeks ended September 29, 2024, driven by increased sales volume. Gross margin increased by 0.6% to 38.7% for the thirteen weeks ended September 28, 2025, compared to 38.1% for the thirteen weeks ended September 29, 2024, primarily driven by improved shrink.
Selling, general and administrative expenses

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Selling, general and administrative expenses	$653,329	$580,332	$72,997	13%
Percentage of net sales	29.7%	29.8%	(0.1)%
Selling, general and administrative expenses increased $73.0 million, or 13%, compared to the thirteen weeks ended September 29, 2024. The increase was primarily due to the increase in new stores opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses improved slightly as a result of lower compensation expense, which was partially offset by increased benefit costs and pressure from our new store growth.
Depreciation and amortization

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Depreciation and amortization	$38,862	$34,408	$4,454	13%
Percentage of net sales	1.8%	1.8%	0.0%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $38.9 million for the thirteen weeks ended September 28, 2025, compared to $34.4 million for the thirteen weeks ended September 29, 2024. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores.
Store closure and other costs, net

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Store closure and other costs, net	$1,462	$3,732	$(2,270)	(61)%
Percentage of net sales	0.1%	0.2%	(0.1)%
Store closure and other costs, net decreased $2.3 million to $1.5 million for the thirteen weeks ended September 28, 2025, compared to $3.7 million for the thirteen weeks ended September 29, 2024. Store closure and other costs, net primarily consists of ongoing occupancy costs associated with our closed store locations as well as one-time costs associated with disaster recovery activity. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Long-term debt	$204	$208	$(4)	(2)%
Finance leases	337	183	154	84%
Deferred financing costs	370	193	177	92%
Interest income and other	(1,601)	(1,645)	44	3%
Total interest income, net	$(690)	$(1,061)	$371	35%
The decrease in interest income, net for the thirteen weeks ended September 28, 2025 compared to the thirteen weeks ended September 29, 2024 was primarily due to lower average debt outstanding. See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirteen weeks ended
	September 28, 2025	September 29, 2024
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.2%	5.2%
Enhanced charitable contributions	(0.9)%	(1.0)%
Federal credits	(0.4)%	(0.3)%
Purchase Discount Transferable Tax Credits	(1.8)%	—%
Share-based payment awards	(0.8)%	(1.4)%
Return to Provision	(0.2)%	0.2%
Non-deductible Executive Compensation	1.9%	1.9%
Other, net	—%	0.2%
Effective tax rate	24.0%	25.8%
The effective tax rate decreased to 24.0% for the thirteen weeks ended September 28, 2025 from 25.8% for the thirteen weeks ended September 29, 2024. The decrease in the effective tax rate was primarily due to benefit in the current quarter for purchase discount for transferable tax credits and a favorable return-to-provision adjustment in the current year compared to an unfavorable adjustment in the prior year partially offset by a reduction in the benefit for stock-based compensation in the current year.
Net income

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Net income	$120,116	$91,610	$28,506	31%
Percentage of net sales	5.5%	4.7%	0.8%
Net income increased $28.5 million primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirteen weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Diluted earnings per share	$1.22	$0.91	$0.31	34%
Diluted weighted average shares outstanding	98,715	101,025	(2,310)
The increase in diluted earnings per share of $0.31 was driven by higher net income and fewer diluted shares outstanding compared to the prior year due primarily to the share repurchase program.

Results of Operations for Thirty-nine Weeks Ended September 28, 2025 and September 29, 2024
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$6,657,468	$5,723,062
Cost of sales	4,057,454	3,541,461
Gross profit	2,600,014	2,181,601
Selling, general and administrative expenses	1,921,682	1,676,470
Depreciation and amortization (exclusive of depreciation included in cost of sales)	110,567	98,129
Store closure and other costs, net	4,679	8,968
Income from operations	563,086	398,034
Interest income, net	(2,045)	(382)
Income before income taxes	565,131	398,416
Income tax provision	131,286	97,417
Net income	$433,845	$300,999

Weighted average shares outstanding - basic	98,023	100,560
Diluted effect of equity-based awards	1,063	909
Weighted average shares and equivalent shares outstanding - diluted	99,086	101,469
Diluted net income per share	$4.38	$2.97

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Other Operating Data:
Comparable store sales growth	9.3%	6.4%
Stores at beginning of period	440	407
Closed	—	—
Opened	24	21
Acquired	—	—
Stores at end of period	464	428
Comparison of Thirty-nine Weeks Ended September 28, 2025 to Thirty-nine Weeks Ended September 29, 2024
Net Sales

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Net sales	$6,657,468	$5,723,062	$934,406	16%
Comparable store sales growth	9.3%	6.4%

Net sales during the thirty-nine weeks ended September 28, 2025 totaled $6.7 billion, an increase of $934.4 million, or 16%, over the same period of the prior fiscal year. The sales increase was primarily due to new stores opened in the last twelve months and a 9.3% increase in comparable store sales. Comparable stores contributed approximately 93% of total sales for the thirty-nine weeks ended September 28, 2025 and approximately 94% of total sales for the thirty-nine weeks ended September 29, 2024.
Cost of sales and gross profit

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Net sales	$6,657,468	$5,723,062	$934,406	16%
Cost of sales	4,057,454	3,541,461	515,993	15%
Gross profit	2,600,014	2,181,601	418,413	19%
Gross margin	39.1%	38.1%	1.0%
Gross profit totaled $2.6 billion during the thirty-nine weeks ended September 28, 2025, an increase of $418.4 million, or 19%, compared to the thirty-nine weeks ended September 29, 2024, driven by increased sales volume. Gross margin increased to 39.1% for the thirty-nine weeks ended September 28, 2025, compared to 38.1% for the thirty-nine weeks ended September 29, 2024, due to improved inventory management and continued promotional optimization efforts as well as leverage on our supply chain from higher sales.
Selling, general and administrative expenses

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Selling, general and administrative expenses	$1,921,682	$1,676,470	$245,212	15%
Percentage of net sales	28.9%	29.3%	(0.4)%
Selling, general and administrative expenses increased by $245.2 million, or 15%, compared to the thirty-nine weeks ended September 29, 2024. The increase was primarily driven by the increase in new stores opened since the prior year period. As a percentage of net sales, selling, general and administrative expenses improved as a result of leverage gained from store compensation and occupancy costs.
Depreciation and amortization

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Depreciation and amortization	$110,567	$98,129	$12,438	13%
Percentage of net sales	1.7%	1.7%	0.0%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $110.6 million for the thirty-nine weeks ended September 28, 2025, compared to $98.1 million for the thirty-nine weeks ended September 29, 2024. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment.

Store closure and other costs, net

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Store closure and other costs, net	$4,679	$8,968	$(4,289)	(48)%
Percentage of net sales	0.1%	0.2%	(0.1)%
Store closure and other costs, net decreased $4.3 million to $4.7 million, compared to $9.0 million for the thirty-nine weeks ended September 29, 2024. Store closure and other costs, net primarily consists of ongoing occupancy costs associated with our closed store locations as well as one-time costs associated with disaster recovery activity.
Interest (income) expense, net

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Long-term debt	$629	$4,051	$(3,422)	(84)%
Finance leases	681	569	112	20%
Deferred financing costs	756	579	177	31%
Interest income and other	(4,111)	(5,581)	1,470	26%
Total interest income, net	$(2,045)	$(382)	$(1,663)	(435)%
Interest income, net increased to $2.0 million of income for the thirty-nine weeks ended September 28, 2025, compared to $0.4 million for the thirty-nine weeks ended September 29, 2024 primarily due to lower average debt outstanding and higher interest income earned as a result of higher interest rates. See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements.
Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Federal statutory rate	21.0%	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.1%	5.0%
Enhanced charitable contributions	(0.9)%	(1.0)%
Federal Credits	(0.2)%	(0.3)%
Purchase Discount Transferable Tax Credits	(0.5)%	—%
Share-based payment awards	(2.8)%	(1.7)%
Return to Provision	(0.1)%	0.1%
Non-deductible Executive Compensation	1.6%	1.3%
Other, net	—%	0.1%
Effective tax rate	23.2%	24.5%

The effective tax rate decreased to 23.2% for the thirty-nine weeks ended September 28, 2025 from 24.5% for the thirty-nine weeks ended September 29, 2024. The decrease in the effective tax rate was primarily due to an increase in the benefit in the current year for stock-based compensation and benefit for purchase discount for transferable tax credits in the current year, partially offset by an increase in the rate detriment in the current year for nondeductible executive compensation, a reduction in the rate benefit for federal employment credits in the current year, and a reduced benefit impact in the current year for enhanced inventory donations in relation to the increase in pre-tax income.
Net income

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Net income	$433,845	$300,999	$132,846	44%
Percentage of net sales	6.5%	5.3%	1.2%
Net income increased $132.8 million primarily due to higher gross profit and lower store closure and other costs, partially offset by higher selling, general and administrative expenses for the reasons discussed above.
Diluted earnings per share

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change	% Change
Diluted earnings per share	$4.38	$2.97	$1.41	47%
Diluted weighted average shares outstanding	99,086	101,469	(2,383)
The increase in diluted earnings per share of $1.41 was driven by higher net income and fewer diluted shares outstanding compared to the prior year due primarily to the share repurchase program.
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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	September 28, 2025	September 29, 2024
	(dollars in thousands)
Net income (1)	$513,447	$351,048
Interest (income) expense, net of tax (2)	(2,947)	39
Net operating profit after tax (NOPAT)	$510,500	$351,087

Total rent expense, net of tax (2)	204,225	188,585
Estimated depreciation on operating leases, net of tax (2)	(112,661)	(103,803)
Estimated interest on operating leases, net of tax (2), (3)	91,564	84,782
NOPAT, including effect of operating leases	$602,064	$435,869

Average working capital	165,830	192,891
Average property and equipment	911,604	813,743
Average other assets	605,688	602,865
Average other liabilities	(110,141)	(98,692)
Average invested capital	$1,572,981	$1,510,807

Average operating leases (4)	1,715,590	1,567,876
Average invested capital, including operating leases	$3,288,571	$3,078,683

ROIC, including operating leases	18.3%	14.2%
(1)Net income amounts represent total net income for the past four trailing quarters.
(2)Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(3)2025 and 2024 estimated interest on operating leases is calculated by multiplying operating leases by the 7.0% and 7.2% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(4)Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Cash, cash equivalents and restricted cash at end of period	$325,480	$311,725
Cash flows from operating activities	$577,471	$520,351
Cash flows used in investing activities	$(176,081)	$(161,687)
Cash flows used in financing activities	$(343,123)	$(250,809)
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
Operating Activities
Cash flows from operating activities increased $57.1 million to $577.5 million for the thirty-nine weeks ended September 28, 2025 compared to $520.4 million for the thirty-nine weeks ended September 29, 2024. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $152.5 million partially offset by changes in working capital of $91.0 million and $1.0 million increase in payment on our operating lease liabilities.
Cash flows provided by operating activities from changes in working capital were $23.2 million in the thirty-nine weeks ended September 28, 2025 compared to $114.2 million in the thirty-nine weeks ended September 29, 2024. The $91.0 million decrease in cash flows from changes in working capital was primarily attributable to the following factors, each of which had a negative impact on working capital: (i) $50.3 million change in inventory related to improving on-shelf availability in certain departments; (ii) $16.7 million change in accounts payable and accrued liabilities primarily due to timing differences of payments for goods and services; (iii) $15.2 million change in accrued salaries and benefits primarily driven by increased corporate bonuses; and (iv) $13.3 million change in prepaid expenses and other current assets primarily driven by lapsing a prepaid income tax position. These decreases were partially offset by a $10.1 million change in accrued income tax. Certain other immaterial items combined to result in an additional $5.6 million net decrease in cash flows from changes in working capital.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $176.1 million and $161.7 million, for the thirty-nine weeks ended September 28, 2025 and thirty-nine weeks ended September 29, 2024, respectively.
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
Financing Activities
Cash flows used in financing activities were $343.1 million for the thirty-nine weeks ended September 28, 2025 compared to $250.8 million for the thirty-nine weeks ended September 29, 2024. During the thirty-nine weeks ended September 28, 2025, cash flows used in financing activities primarily consisted of $341.9 million for stock repurchases and $$2.1 million for payments of excise tax on stock repurchases partially offset by $1.7 million in proceeds from the exercise of stock options.
During the thirty-nine weeks ended September 29, 2024, cash flows used in financing activities primarily consisted of $125.0 million in payments on our Credit Agreement, $129.7 million for stock repurchases partially offset by $4.7 million in proceeds from the exercise of stock options.
Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of September 28, 2025 and December 29, 2024.

See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of September 28, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$33,994	$966,006
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
Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Number of common shares acquired	364,852	264,135	2,399,289	1,861,453
Average price per common share acquired	$137.49	$96.60	$143.76	$70.22
Total cost of common shares acquired	$50,162	$25,516	$344,911	$130,708
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to September 28, 2025 and through October 27, 2025, we repurchased an additional 0.1 million shares of common stock for $10.0 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Finance Lease Liabilities” and Note 6, "Commitments and Contingencies" of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of September 28, 2025 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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
There have been no substantial changes to these estimates, or the policies related to them during the thirteen and thirty-nine weeks ended September 28, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Other Finance Obligations” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of September 28, 2025, we had no outstanding borrowings under our Credit Agreement.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended September 28, 2025, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended September 28, 2025.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 30, 2025 - July 27, 2025	52,781	$162.85	52,781	$149,705,000
July 28, 2025 - August 24, 2025	75,317	$150.19	75,317	$995,802,000
August 25, 2025 - September 28, 2025	236,754	$125.85	236,754	$966,005,930
Total	364,852		364,852
(1)Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2025.
(2)Average price paid per share includes costs associated with the purchases, but excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)On August 13, 2025, our board of directors authorized a new $1 billion share repurchase program of our common stock. The new repurchase authorization does not have an expiration date. The shares may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
On August 20, 2025, Jack Sinclair, our Chief Executive Officer and member of our board of directors, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”) that provides for the sale of up to 56,639 shares of our common stock beginning January 2, 2026 through June 2, 2026.
During the third quarter of 2025, except as described above, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description

10.1
Credit Agreement, dated as of July 25, 2025, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender, J.P. Morgan Securities LLC, as sustainability structuring agent, Truist Bank and PNC Bank, National Association, as syndication agents, and Bank of America, N.A., BMO Bank, N.A. and US Bank National Association, as documentation agents (1)

10.2 †	Distribution Agreement, entered into on September 3, 2025, by and between SFM, LLC d/b/a Sprouts Farmers Market and KeHE Distributors, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

†    Portions of this exhibit and the schedules thereto have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

(1)    Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2025, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: October 29, 2025	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)