Form 10-K
period 2025-12-28
Sprouts Farmers Market, Inc.
filed 2026-02-19
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $15,781,871,524, based on the last reported sale price of such stock as reported on The Nasdaq Global Select Market on such date.
As of February 17, 2026, there were 94,576,393 outstanding shares of the registrant’s common stock, $0.001 par value per share.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 28, 2025.

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

PART I
Item 1. Business
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 477 stores in 24 states as of December 28, 2025, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
Our Growth Strategy
We continue to execute on our long-term growth strategy that we believe is driving profitable growth, focusing on the following areas:
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through 2025, we have opened 112 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. As a step to improve our fresh supply chain, in 2025 we began the transition to a self-distribution model for meat and seafood through our fresh distribution centers. As a result, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of December 28, 2025.
•Customer Engagement and Personalization. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are increasing our use of data analytics and insights, including through the nationwide launch of our Sprouts Rewards loyalty program in 2025. We believe this data-driven intelligence will increase customer engagement through personalization efforts with digital and social connections to drive additional sales growth and loyalty.
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
•Team Members. Our stores are typically staffed with 75 to 100 full and part-time team members. We are intentional about our company culture, rooted in our purpose, with a dedication to developing team members throughout the organization. We take pride in caring for and assisting our store teams through our store support office and regional teams. We have prioritized making investments in training and team member development that we believe enhances our team members’ knowledge, particularly with respect to our expanded and evolving product offerings, so our team members can continue to engage and assist our customers. We also support leadership and career opportunities for our team members at Sprouts. We believe our team members contribute to our consistently high service standards and this helps us successfully open and operate our stores.
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

	2025	2024	2023
Perishables	57.0%	57.3%	57.3%
Non-Perishables	43.0%	42.7%	42.7%
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

Sprouts Brand
We continue to expand the breadth of our Sprouts‑branded products through a dedicated product development team committed to driving growth with a focus on innovation and quality. Our broad assortment features differentiated, attribute‑driven products that create an engaging and exploratory shopping experience for our customers. This curated selection—available exclusively at Sprouts—delivers exceptional taste and quality while offering strong value. Our initiative to update and redesign all Sprouts‑branded products is now substantially complete, with a focus in 2025 on updating the vitamins and supplements assortment, enhancing consistency across the assortment and elevating the overall customer experience. We believe the refreshed design is contributing to increased sales and improved brand recognition. In fiscal 2025, Sprouts Brand products represented just over 25% of our revenue. We believe this portfolio strengthens and elevates the overall Sprouts shopping experience, differentiates us within the marketplace, fosters customer loyalty, and reinforces Sprouts as a destination for unique products available only in our stores.
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
In 2025, we launched more than 7,000 new products. We feature thousands of responsibly sourced products with certifications and attributes that are desired by our target customer base, including organic, paleo, keto, plant-based, non-GMO, fair trade, gluten-free, vegan, grass-fed, raw and humane certified. We will continue to offer a treasure hunt experience for our customers by sourcing new, innovative and differentiated offerings into every department of our stores.

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
We believe, based on our industry experience, that our strong relationships in the produce business provide us a competitive advantage and enable us to offer differentiated varieties of high-quality produce. Our centralized buyers are supported by dedicated regional procurement teams that provide us flexibility to procure produce on local, regional and national levels. Our regional produce buying teams allow us to form meaningful relationships with farmers to build a path to growing with them as we grow, and our flexibility allows us to react to produce markets quickly in order to help us bring new and innovative varietals to our customers. These products become treasure hunt items found at our stores.
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
As a pillar of our long-term growth strategy, we expect to create an advantaged supply chain and aspire to locate our distribution centers within 250 miles of the majority of our stores. We currently have six fresh distribution centers, with two located in California and one located in each of Arizona, Texas, Colorado and Florida. In 2025, we extended our partnership with a third-party produce distributor in Pennsylvania to supply fresh produce to our Mid-Atlantic stores. As of December 28, 2025, approximately 80% of our stores were within 250 miles of a distribution center. The proximity of our distribution centers to our stores has allowed us to deliver on our fresh commitment to our customers, by sourcing more products from local farmers and improving efficiencies in our distribution process.
We believe our scale, together with this decentralized purchasing structure and flexibility generates cost savings, which we frequently pass on to our customers. Distributors and farmers recognize the volume of goods we sell through our stores and our flexible purchasing and supply chain model allows us to opportunistically acquire produce at great value.
As a step to improve our fresh supply chain, in 2025 we began the transition to a self-distribution model for meat and seafood through our fresh distribution centers. During this process, we experienced third-party supply disruptions that led to availability challenges and customer disruption. However, as of December 28, 2025, we have transitioned meat and seafood distribution through four of our distribution centers, servicing approximately 70% of our stores and resulting in increased delivery frequency of fresh product and improved fill rates. We expect to transition our remaining distribution centers in 2026, resulting in approximately 95% of our stores to be serviced through our for meat and seafood self-distribution model.
For all non-produce products and the remaining meat and seafood products in geographies that have not yet transitioned to self-distribution, we use third-party distributors and vendors to distribute products directly to our stores following specifications and ingredient and quality control standards that are set by us.
KeHE Distributors, LLC (“KeHE”), is our primary supplier of dry grocery and frozen food products, accounting for approximately 52%, 50% and 47% of our total purchases in fiscal 2025, 2024 and 2023, respectively. Another 12% of our total purchases in fiscal 2025 and 3% of our total purchases in each of fiscal 2024 and 2023 were made through our secondary supplier, United Natural Foods, Inc. (“UNFI”).
We work closely with our supply chain partners to improve animal welfare standards, responsible seafood sourcing, support for organic and regenerative agriculture and the ethical treatment of people. For an overview of our product sourcing policies and programs, please visit: sprouts.com/about/sustainability/.

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

We are telling our unique and differentiated story through both traditional channels and digital media, including online video, streaming audio and outdoor media. Leveraging digital communications targeted to specific geographic areas provides us with greater flexibility to utilize different media channels based on market composition. This allows us to respond to local competitive activity and to better connect with customers in both our established and emerging markets. Connecting with our customers via owned customer relationship management ("CRM") channels like email and text messages continues to be a significant priority. We focus our efforts on personalizing content that is relevant to our customers.

In 2025, we launched our Sprouts Rewards loyalty program nationwide which we believe will allow us to enhance our customer engagement. Additionally, we experienced a 10% increase in email subscribers in 2025 compared to 2024. During 2025, our CRM platforms and weekly digital flyers generated over 17 million views, demonstrating that our leverage of digital media to reach customers and share what is new and unique at Sprouts resonates with the habits of today’s shoppers.

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
Sprouts continues to educate and reach shoppers through social partnerships, special content and sponsorships. Among our 2025 highlights:

•We continued our long-term commitment to and investment in collegiate women’s athletics through partnerships with the Big 12 and SEC conferences. Through our PowHERed by Sprouts program, we expanded our NIL portfolio and partnered with over 175 female collegiate athletes.

•For the second year, Sprouts was the title partner of the ESPN Sprouts Farmers Market Collegiate Quad which features schools from top 25 collegiate gymnastics programs, All-Americans, and current and future Olympians. In 2025, this Collegiate Quad became the most watched NCAA gymnastics meet in ESPN history.

•Sprouts continued its back-of-jersey sponsorship with the Angel City Football Club in 2025. As a portion of this partnership, funds are allocated to support local causes that provide fresh food access and further children’s nutrition education throughout Los Angeles. In 2025, Sprouts and Angel City held garden work days and contributed service hours into the local Los Angeles community.

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
Sustainability Impact
Central to our identity is our purpose rooted in care, community, and sustainability: “To Help People Live and Eat Better." From our team culture to our curated customer experience and the way we uplift our communities, we aspire to make a meaningful impact. We work collaboratively with our supply chain partners, community organizations, and industry experts to understand our material impacts and prioritize our efforts to maximize our positive influence on the people and communities that we serve. During 2025, we continued to advance our sustainability strategy through policy implementation, responsible sourcing standards, and operational improvements across our value chain.
•Organic products remained a core component of our differentiated offering. During 2025, organic sales represented more than 30% of total company sales and more than 50% of fresh produce sales, reflecting sustained customer demand and our long-standing commitment to organic agriculture.
•In 2025, we released a formal Pollinator Health commitment, reinforcing our approach to responsible sourcing and agricultural practices that support ecosystem health and biodiversity.
•We also finalized the transition to group-housed pork in our meat department, eliminating the use of gestation crates during pregnancy. This milestone reflects our commitment to continuous improvement in animal welfare standards.
•Carbon emissions reduction and energy efficiency remain important components of our operational sustainability efforts. In 2025, we completed the transition to LED lighting across our store fleet and continued to invest in store commissioning and optimization efforts designed to improve building performance and reduce electricity demand.
•We continued advancing our resource management efforts to ensure surplus food is directed to its highest use while strengthening the communities we serve. In 2025, we rescued 36 million pounds of food, providing the equivalent of approximately 30 million meals through our Food Rescue partners.
For more information on our efforts and reporting, including our most recent Impact reports, please visit: sprouts.com/about/sustainability/.
The Sprouts Healthy Communities Foundation

In 2015, we formed the Sprouts Healthy Communities Foundation (referred to as our “Foundation”), a registered 501(c)(3) organization focused on advancing nutrition education, fresh food access and improved health outcomes for children and adults in the communities where Sprouts operates. Since its inception, our Foundation has awarded more than $50 million in donations to nonprofits and schools with programs that bring its mission to life.
Our Foundation's 2025 highlights included:

•Invested over $3.3 million in hyper-local grants to 550 nonprofit organizations and schools focused on school garden education, and health and wellness programs for children and adults;

•Awarded $10 million in high-impact capacity grants to empower nonprofit organizations to expand their program operations;

•Contributed $0.8 million to the California Wildfire Relief Fund and $0.2 million to California Fire Foundation to aid in relief and recovery efforts following the Palisades and Eaton Fires; and

•Hosted over 50 volunteer projects coast-to-coast for Annual Day of Service.
For more information on our Foundation, please visit: sprouts.com/about/sprouts-foundation/.
Human Capital Management

At Sprouts, we help people live and eat better. By living our purpose, we improve the health of the communities we serve. Our impact goes beyond healthy and delicious food. We help people live better holistically, represented by all the different ways that we care for each other, our customers, our communities, and for the planet. Our culture is rooted in our values of “Care”, “Own it”, and “Love Being Different”. Customer engagement is critical to our culture and growth plans, and we place great importance on recruiting candidates and retaining team members that have a love of food, pride themselves on service excellence, and share our purpose driven culture. We build on our targeted recruitment efforts with robust training on customer engagement and product knowledge to ensure there is friendly, approachable and knowledgeable staff in every store. As of December 28, 2025, we had more than 36,000 team members. None of our team members are subject to collective bargaining agreements. We consider our relations with our team members to be good, and we have never experienced a strike or significant work stoppage.
2025 Highlights. We are proud of the following achievements during the year:
•We have reinforced our purpose statement and values across the organization. We continue to engage in activities connecting each team member’s role to our purpose statement.
•We continue to cascade our three core values to intentionally shape our culture and act as a lens to guide the decisions we make. We reinforced the critical behaviors and actions to create a sense of belonging.
•We engaged in leadership development sessions across the organization, including a focus on coaching and feedback to develop and grow our team members.
•As one of the fastest growing specialty retailers of fresh, natural and organic food in the country, we created approximately 3,700 new jobs in 2025 through new store openings.
•Additionally, we promoted approximately 6,000 team members and filled 61% of store manager positions with internal candidates.
•Team members saved approximately $26.0 million through store discounts.
•We awarded 50 scholarships to team members and dependents in 2025. Since the scholarship program’s inception, we have awarded more than $2.0 million in scholarships.
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
•All hourly team members are eligible for merit increases.
•We have enhanced our benefits to support mental well-being and counseling services for all team members.
•We offer team members the opportunity to participate in the Western Association of Food Chains’ Retail Management Certificate Program that provides the core skills and knowledge to move into a management role in the retail industry. During 2025, 44 Sprouts team members enrolled in this program.
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
Education, Training and Safety. We believe Sprouts is an attractive place to work with significant growth opportunities for our more than 36,000 team members. To grow the next generation of leaders at Sprouts, we have developed Leadership Training Programs to on-board store managers and assistant store managers new to Sprouts. In 2025, we had 116 Leadership graduates totaling more than 42,800 hours in training. We graduated 20 leaders from our college fast-track program which trains college graduates for assistant store management roles. In addition, our Assistant Store Manager training program to accelerate internal promotions supported 73 team members. These development programs support our store growth and workforce plan. In 2024, we rolled out bite-sized training through our new learning management system. This enables daily learning through mobile devices. Our store team members completed over 1,129,000 hours of in-store training in 2025.
We are committed to maintaining a safe environment for our team members and customers. Our stores employ a variety of safety programs and operational controls designed to reduce and mitigate workplace hazards, supporting a safer work environment and enhanced shopping experience. In 2025, our stores reported workers’ compensation claim frequency consistent with the prior year and an 8% reduction in general liability claim frequency compared to 2024.

Team Member Resource Groups. We pride ourselves on supporting a respectful and caring culture throughout our organization. We have five team member resource groups that provide input on our recruiting efforts, community involvement, career development, and insight into team member sentiment and culture survey data to better inform our business and people planning efforts, and enhance our sense of belonging at Sprouts. These groups consist of "Inspiring Women at Sprouts" our women's resource group, “Sabor” our Hispanic and Latin resource group, “Soul” our Black/African American resource group, “Rainbow Alliance” our LBGTQIA+ resource group and “Honored to Serve” our veteran’s resource group. These team member resource groups support our values of “care” and “love being different”.

Growing Our Business
As part of our long-term growth plan, we plan to expand our store base with approximately 10% annual unit growth. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, providing a long runway for us to achieve our growth target.
We intend to continue to focus our growth on areas where we have a large concentration of stores, such as California and Texas, while building out our newer markets, such as Florida and the Mid-Atlantic region, to achieve a larger concentration of stores. We have opened 37, 33 and 30 new stores in fiscal 2025, 2024 and 2023, respectively. We expect to continue to expand our store base with more than 40 store openings planned for fiscal 2026. See “Item 2. Properties” for additional information with respect to our store closures in 2023.
The below diagram shows our store footprint, by state, as of December 28, 2025

WA 3
WY 1
NV 17
UT 7
CO 34
CA 156
KS 4
MO 3
PA 7
5
NJ
2
DE
8
MD
VA 3
AZ 48
NM 10
OK 11
TN 10
NC 7
SC 2
AL 3
GA 17
TX 60
LA 1
FL 58

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
Our competitors within the overall grocery industry primarily include other specialty food retailers such as Whole Foods, Trader Joe’s, and smaller local or regional operators, conventional supermarkets such as Kroger, Albertsons, Safeway, H-E-B and Publix, as well as mass or discount retailers such as Target and Walmart, warehouse membership clubs, online retailers such as Amazon, specialty stores, restaurants, home delivery and meal solution companies, and any other outlets offering food and similar products as those found in our stores. Although many retailers have significantly increased their health and wellness offerings, we believe Sprouts offers consumers a compelling value and differentiated products relative to our competitors and will continue to benefit from increasing consumer focus on health, wellness and value, as well as their emphasis on an enhanced shopping experience featuring a broad selection of attribute-driven products along with exceptional customer engagement.
Insurance and Risk Management

We use a combination of insurance and self‑insurance to manage potential liabilities associated with workers’ compensation, general liability, product liability, cybersecurity, directors’ and officers’ liability, team member healthcare benefits, and other casualty and property risks. The ultimate cost of our insurance program can be influenced by several factors, including changes in legal trends and interpretations, inflation, claim frequency and severity, settlement practices, evolving regulations affecting benefit levels, the solvency and creditworthiness of insurance carriers, the effectiveness of risk‑transfer strategies, and fluctuations in discount rates. As a result, there can be no assurance that our insurance coverage will fully mitigate all potential risks or claims. We continually evaluate the structure and adequacy of our coverage to ensure it appropriately reflects our risk profile, historical claims experience, and the external regulatory environment. We also monitor the financial strength and stability of our insurance carriers to minimize counterparty risk and support continuity of coverage.
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
Information Technology Systems
We have continued to invest in IT infrastructure and business systems designed to support operating efficiency, scalability, and customer experience to support our long-term growth and operational resilience. These investments include enterprise data management, labor and shrink optimization, store replenishment, demand forecasting, and in-store technologies, which are intended to streamline operations and support improved decision-making.
Our IT initiatives are focused on supporting high in-stock availability, optimizing demand forecasting, automating elements of our supply chain processes, enhancing the customer experience, and increasing workforce productivity. These initiatives are intended to contribute to greater operational efficiency, cost management, and business agility. To further develop our capabilities, we continue to evaluate and integrate emerging technologies such as artificial intelligence, machine learning, and cloud computing to support automation, generate more timely insights, and enhance scalability.
We operate on an integrated IT platform intended to support business growth and evolving market demands. This platform is designed to promote operational consistency across our business and intended to support our ability to respond to changing conditions, while supporting our longer-term expansion objectives.
We rely on third-party service providers and technologies, including cloud-based services, to support certain information technology capabilities and business processes. As a result, our operations may be affected by disruptions, security incidents, performance issues, or other failures at these providers, as well as by changes to their products, services, or contractual terms. We seek to manage these risks through vendor oversight, contractual safeguards, and business continuity planning, but we cannot eliminate the possibility of adverse impacts.
To address risks such as cybersecurity threats, system disruptions, and data breaches, we have implemented a multi-layered security program that includes threat detection tools, monitoring processes, third-party security assessments, employee cybersecurity training, and disaster recovery and incident response protocols. Our cybersecurity program is informed by recognized industry frameworks, including the NIST Cybersecurity Framework (CSF), and our data protection practices are designed to address applicable privacy requirements, including the California Privacy Rights Act (CPRA). With respect to payment security, we maintain practices intended to be consistent with the Payment Card Industry Data Security Standard (PCI DSS) to support the protection of cardholder data and transaction processing.
Regulatory Compliance
Our stores and online retail operations are subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health, sanitation and food safety standards, food labeling, equal employment, minimum wages, data privacy, environmental protection, licensing for the manufacture, preparation and sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages, and cannabidiol and tetrahydrocannabinol (“CBD” and "THC") products. Our operations, including the manufacturing, processing, formulating, packaging, labeling, transportation and storage, and advertising of products by us and our vendors are subject to regulation by various state and federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the Environmental Protection Agency (“EPA”) and comparable state authorities.

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
The Food Safety Modernization Act (“FSMA”) and related FDA regulations govern the control and quality of food manufacturing and distribution. This authority applies to all domestic food facilities and to all foreign facilities that supply food products under the Foreign Supplier Verification Program. The FDA and FSIS highly regulate ingredients used in and labeling and promotion of food and meat products. USDA’s Agricultural Marketing Service (“AMS”) oversees compliance with the National Organic Standards Program and related labeling activity. In addition, AMS has responsibility for newly enacted requirements surrounding the disclosure of the presence of bioengineered ingredients in food.
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
Homeopathic Products. The FDA has the authority to regulate homeopathic products as drug products. There are no FDA-approved products labeled as homeopathic, and as such, any product labeled as homeopathic is being marketed in the U.S. without FDA evaluation for safety or effectiveness.
CBD Products. In 2025, Congress enacted significant changes to the federal regulation of finished products containing hemp and CBD, narrowing the definition of federally legal products to those containing no more than 0.4 mg of total THC per package (versus the former .3% delta-9 THC). The new standard will likely remove from the retail market most CBD-containing edibles, beverages, oils, and extracts because they will exceed the new standard. The new law also bans the use of synthetic CBD. The effective date of the new law is November 2026. Products on the market until November 2026 will continue to be subject to the current FDA enforcement policies, which prohibits the sale of food or dietary supplements containing CBD because it has been approved as a drug product by the FDA. To date, FDA has limited its enforcement actions to those ingestible, topical, and cosmetic CBD products that make therapeutic or drug claims. However, regardless of enforcement priorities, FDA has the authority to remove from the market any CBD product if it is adulterated, its labeling is false or misleading, it is otherwise misbranded, or if it violates any other FDCA or FDA requirement or regulation. This enforcement authority extends to states that have legalized and regulated the distribution of ingestible CBD products. Numerous states have enacted laws authorizing the sale of certain CBD products, notwithstanding federal laws and policies, and some states may amend their laws based upon the new federal law changes.
Food, Cosmetics, Homeopathic and CBD and THC Products, and Dietary Supplement Advertising. The FTC exercises jurisdiction over the advertising of foods, cosmetics, homeopathic and CBD and THC products, and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of consent decrees and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.
Compliance. As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, guaranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.
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
The contents of the websites mentioned above and elsewhere in this report are not incorporated into and should not be considered a part of this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”). The references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors
The disclosures in this section reflect our beliefs and opinions as to factors that may have a material adverse effect on our business, financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, results of operations, cash flows, financial condition, or prospects and cause the value of our common stock to decline. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.
Market and Other External Risks
General economic conditions that impact consumer spending or result in competitive responses could adversely affect our business.
The retail food business is sensitive to changes in general economic conditions. Our operating results have been, and will continue to be, impacted by a number of macroeconomic factors, including inflation, recessionary economic cycles, increases in interest rates, higher prices for commodities, raw materials, fuel and other energy, high levels of unemployment and consumer debt, depressed home values, high tax rates, tariffs and other factors that affect consumer spending and confidence or buying habits. These factors, which are largely outside of our control, may materially adversely affect the demand for and prices of products we sell in our stores. As a result, consumers have been and may continue to be more cautious about product affordability and reduce their spending in our stores or shift their spending to lower-priced competition, such as warehouse membership clubs, conventional supermarkets, dollar stores, online retailers or extreme value formats, which could have a material and adverse effect on our operating results and financial condition.
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
We operate in the competitive retail food industry. Our competitors include specialty grocers, conventional supermarkets, natural food stores, mass or discount retailers, warehouse membership clubs, online retailers and specialty stores, as well as restaurants and home delivery and home meal solution providers. These businesses compete with us for products, customers and locations. We compete on a combination of factors, primarily differentiated product selection, quality, convenience, shopping experience, customer engagement, store format, location, price and delivery options. Our failure to offer products or services that appeal to our customers’ preferences or to effectively market these products or services could lead to a decrease in our sales. To the extent that our competitors offer lower prices or similar products, our ability to maintain profit margins and sales levels may be negatively impacted. In addition, some competitors are aggressively expanding their number of stores or their health and wellness product offerings, increasing the space allocated to fresh, natural and organic foods, and enhancing options of engaging with and delivering their products to customers. Some of these competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas or platforms intensifies or competitors open stores or expand health and wellness product offerings and delivery options within close proximity to our stores, our results of operations and cash flows may be negatively impacted through a loss of sales, decrease in customer traffic and market share, reduction in margin from competitive price changes or greater operating costs.
We rely heavily on sales of fresh produce and quality fresh, natural and organic products, and product supply disruptions may have an adverse effect on our profitability and operating results.
We have a significant focus on perishable products, including fresh produce and natural and organic products. Sales of produce accounted for approximately 17% and 18% of our net sales in fiscal 2025 and 2024, respectively. We have generally not experienced significant difficulty to date in maintaining the supply of our produce and fresh, natural and organic products that meet our quality standards. However, there is no assurance that these products will be available to meet our needs in the future. The availability of such products at competitive prices depends on many factors beyond our control, including the number and size of farms that grow natural or organic crops or raise livestock that meet our quality, welfare and production standards, animal disease outbreaks (such as avian flu), agricultural workforce availability, tariffs and import regulations or restrictions on foreign-sourced products, stability of the global supply chain and the ability of our vendors to maintain required attributes or organic, non-genetically modified or other applicable third-party certifications for such products. Produce is also vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, storms, frosts, wildfires, earthquakes, hurricanes, pestilences and other extreme or abnormal environmental conditions, including the potential effects of climate change, any of which can lower crop yields and reduce crop size and quality. This could reduce the available supply of, or increase the price of, fresh produce, which may adversely impact sales of our fresh produce and our other products that rely on produce as a key ingredient.
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
As of December 28, 2025, we operated 156 stores in California, making California our largest market representing 33% of our total stores in fiscal 2025. We also have store concentration in Texas, Florida, Arizona, and Colorado, operating 60, 58, 48 and 34 stores in those states, respectively, and representing 13%, 12%, 10% and 7% of our total stores in fiscal 2025, respectively. As we continue to execute our long-term growth strategy, we may become even more concentrated in these markets, as well as other identified expansion markets. In addition, we source a large portion of our produce from California, ranging from approximately 40% to approximately 70% depending on the time of year. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns and natural disasters in those regions. Any unforeseen events or circumstances that negatively affect these areas in which we have stores or from which we obtain products could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases; workforce availability, regulation; wage increases; changes in economic conditions; floods, prolonged droughts, diminished water resources, windstorms such as tornados, cyclones, hurricanes and tropical storms, winter storms or other severe weather conditions, which may be caused or exacerbated by climate change; and other catastrophic occurrences, such as pandemics, earthquakes or wildfires. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, full or partial loss of power in our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products whether from self or third-party distribution, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors, particularly in areas with significant geographic concentration of our stores or produce growers on which we rely, may disrupt our business and materially adversely affect our financial condition, results of operations and cash flows.
Fluctuations in product and commodity availability and prices, including from the impact of tariffs, may impact profitability.
The availability of many products we sell, including produce and proteins, or products with ingredients such as wheat, corn, oils, milk, sugar, cocoa, nuts and other key commodities, may be impacted by weather events, animal disease outbreaks (such as avian flu) and other catastrophic occurrences. These products and commodities are also subject to significant price fluctuations and may be impacted by economic factors such as tariffs and inflation. Any increase in prices of such products or key ingredients as a result of tariffs, inflation or otherwise may cause our vendors to seek price increases from us. Price decreases may result in our competitors reducing retail prices on products or items containing such ingredients. If we are unable to mitigate these fluctuations by passing the effects through to our customers, which will largely depend upon competitive market conditions, our profitability may be impacted either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.
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
To support our growth strategy, we must have sufficient capital to continue to make significant investments in our new and existing stores. If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders. Our inability to obtain adequate capital resources to fund our business and growth strategy may require us to delay, scale back or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition or prospects.
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
In fiscal 2025, we opened 37 new stores. In fiscal 2024, we opened 33 new stores. We currently expect to achieve approximately 10% annual unit growth and to open more than 40 new stores in 2026, including penetration of new markets with a greater concentration of new stores. However, we may not achieve this expected level of new store growth due to inability to find suitable sites, supply chain disruptions or otherwise. We may not have the level of cash flow or financing necessary to support our growth strategy. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets, while new store openings in new markets may not perform as well as our established markets for a number of reasons, including lack of customer awareness of our offering. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition, results of operations and cash flows may be adversely affected.
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
Product recalls or other product liability claims could materially and adversely affect us.
Selling products for human and pet consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or adulteration. In the ordinary course of our business, we have recalled and may continue to recall products due to suspected or confirmed product adulteration, misbranding, tampering or other quality deficiencies. Product recalls or market withdrawals could result in significant losses due to their costs, destruction of product, and lost sales. Recalls can also negatively affect consumer confidence in the safety and quality of the products we sell and could damage our reputation and disrupt our supply chain and the relations with our suppliers.
Any significant interruption in the operations of our distribution centers or supply chain network could disrupt our ability to deliver our produce, meat and seafood, and other products in a timely manner.
We self-distribute our produce, a portion of our meat and seafood and certain of our other products through six distribution centers located in Arizona, Texas, northern California, southern California, Colorado and Florida. We also have entered into a partnership with a third-party produce distributor in Pennsylvania to supply fresh produce to our Mid-Atlantic stores. As we further expand our geographic footprint or self-distribute additional product categories, we may require additional distribution centers or expansion of our existing distribution centers. Any unanticipated or unusual expenses or significant interruption or failure in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, cyberattacks, network or power outages, labor shortages or disagreements, shipping or infrastructure problems, food safety concerns, integration of new distribution centers or product categories into our supply chain network, inability of our new distribution centers to perform as expected or contractual disputes with third-party service providers could result in increased expenses and adversely impact our ability to distribute produce and other products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brand, as well as increased costs from third-party service providers. While we maintain business interruption and property insurance, if the operation of our distribution centers or transportation network were interrupted for any reason, causing delays in shipment of product to our stores, our insurance may not be sufficient to cover losses we experience, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Disruption of significant distributor relationships could negatively affect our business.
KeHE is our primary distributor of dry grocery and frozen food products, accounting for approximately 52% and 50% of our total purchases in fiscal 2025 and 2024, respectively. Our current primary contractual relationship with KeHE continues through July 31, 2035 and provides that KeHE will be our primary distributor for all of our stores. Another 12% and 3% of our total purchases in fiscal 2025 and 2024, respectively, were made through our secondary distributor of dry grocery and frozen food products, UNFI. Our current primary contractual relationship with UNFI continues through July 31, 2026. Due to this concentration of purchases from a small number of third-party distributors, the cancellation or interruption of our distribution arrangements or the disruption, delay or inability of our distributors to timely deliver product to our stores in quantities or within service parameters that meet our requirements may materially and adversely affect our operating results while we establish alternative supply chain channels due to lost sales, as well as increased costs from alternative distribution arrangements. In addition, in 2025 we began the process of transitioning to a self-distribution model for meat and seafood. As with complex transitions of this magnitude, we experienced and may continue to experience short-term challenges, including in particular, potential product supply disruptions resulting in lost sales at our stores and customer disruption and transition-related expenses that exceed our expectations. There is no assurance KeHE, UNFI or other distributors will be able to fulfill our needs on favorable terms or at all. If KeHE, UNFI or any of our other distributors or suppliers fail to fulfill their financial or contractual obligations or the products they distribute fail to comply with food safety, labeling or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and we could incur substantial related costs. Further, the food distribution and manufacturing industries are dynamic. Consolidation or dissolution of distributors or the manufacturers that supply them could reduce our supply options and detrimentally impact the terms under which we purchase products. We may not be able to find replacement distributors or suppliers on commercially reasonable terms, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Disruptions to, security breaches or non-compliance involving, our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues.
We rely extensively on information technology systems for point-of-sale processing in our stores, supply chain, financial reporting, human resources, store operations, ecommerce and various other processes and transactions. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware attacks, catastrophic events, and usage errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased both in frequency and breadth. Point-of-sale hardware in our stores has also been targeted by individuals attempting to install skimmer devices or conduct other tampering to illicitly obtain payment card information. In response to these wide-ranging cybersecurity and data privacy risks, we have implemented numerous security protocols in order to strengthen security, and we maintain a customary cyber insurance policy, but there can be no assurance breaches will not occur in the future, be detected in a timely manner or be covered by our insurance policy. Significant expenditures could be required to remedy future cybersecurity problems and protect against future breaches, and such threats may continue to increase and evolve with the rapid evolution of artificial intelligence and machine learning technologies. Additionally, compliance with current and future applicable federal and state privacy, cybersecurity and related laws, including for example the California Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act (“CPRA”), can be costly and time-consuming, and we could be subject to enforcement actions or penalties for non-compliance. These costs could have a material adverse effect on our business, and our efforts may not meaningfully limit the success of future attempts to breach our information technology systems.
Our information technology systems may also fail to perform as we anticipate, and we may encounter difficulties or significant expenses in implementing new systems, adapting these systems to changing technologies or legal requirements or expanding them to meet the future needs and growth of our business. Emerging technologies, including artificial intelligence and machine learning, may not deliver expected efficiencies and could introduce new risks. If our systems are improperly implemented, breached, damaged, cease to function properly, do not function or provide benefits as anticipated or are perceived to have failed, we may have to make significant investments to fix or replace them; suffer interruptions in our operations; experience data loss; incur liability to our customers, team members and others; face costly litigation, enforcement actions and penalties; and our brand and reputation with our customers may be harmed. Various third parties, such as our service providers and suppliers, including our most significant distributors, and payment processors and their suppliers (i.e., our fourth parties), also rely heavily on information technology systems, and any failure of these systems for any reason (e.g., cybersecurity attack, software glitch, human or system error or omission), could also cause loss of sales, transactional or other data, compromise of customer or team member data and significant interruptions to our business. Any security breach or other material interruption in the information technology systems we rely on, particularly those required for point-of-sale payment processing in our stores, may have a material adverse effect on our business, operating results and financial condition.
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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, product attributes, dietary preferences, convenient options, fresh, natural and organic products, meal solutions, ingredient transparency and sustainability, and vitamins and supplements, as well as new and evolving methods of engaging with and delivering our products to our customers. Consumer preferences towards our offering of vitamins, supplements and fresh, natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, consumption patterns (including changes in behavior arising from the increased use of prescription weight-loss therapies such as GLP-1), scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost, attributes or sustainability of these products. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety, efficacy or benefits of any such items, in particular our Sprouts Brand products, may adversely affect demand for our products, and could result in lower customer traffic, sales, results of operations and cash flows.
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
We may not be able to achieve or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including general economic conditions, competition, cycling prior year performance and the other matters discussed in these Risk Factors. These factors have caused and may continue to cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.
We may be unable to maintain or improve our operating margins, which could adversely affect our financial condition and ability to grow.
If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the efficiencies of scale that we expect from expansion. If we are not able to capture efficiencies of scale related to our smaller store format, improve our systems, sustain cost discipline, optimize promotional activity and maintain appropriate store labor levels and disciplined product selection, our customer traffic and operating margins may stagnate or decline. In addition, competition and pricing pressures from competitors and our inability to timely pass on product cost increases due to inflation or otherwise to our customers through retail price increases may also adversely impact our operating margins. Both our inability to capture the efficiencies from scale and the impact of competition could have a material adverse effect on our business, financial condition, results of operations and cash flows and adversely affect the price of our common stock.
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
The food retail industry is labor intensive. Our continued success and ability to grow through new store openings is dependent upon our ability to attract, develop and retain qualified team members in our stores and at our store support office who understand and appreciate our culture and values and are able to represent our brand effectively and establish credibility with our business partners and customers, particularly as we expand into new markets. We face intense competition for qualified team members. Due to a tight labor market, availability of talent and other factors, we have experienced, and could continue to experience, a shortage of labor for store positions. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer engagement to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire, train and retain team members capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our team members or team member wages may adversely affect our business, results of operations, cash flows or financial condition.
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
As of December 28, 2025, the Company had no long-term debt outstanding debt under our credit agreement (referred to as the “Credit Agreement”). We may incur indebtedness in the future, including borrowings under our Credit Agreement. Any indebtedness we may incur, or any hedging arrangements related to such indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.
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
We have been and will continue to be subject to litigation and other legal proceedings that may adversely affect our business, including claims brought by team members, customers, government agencies, suppliers, distributors, stockholders, job applicants or others. Our operations, which are characterized by a high volume of customer traffic and data collection for transactions involving a wide variety of product selections, carry a higher exposure to litigation risk when compared to the operations of companies operating in some other industries. Consequently, we have been and may in the future be a party to individual personal injury, product liability, intellectual property, data security and privacy, accessibility and other legal actions in the ordinary course of our business, including litigation arising from food-related illness, product labeling or marketing and advertising claims. In addition, our team members may, from time to time, bring lawsuits against us regarding injury, hostile work environment, discrimination, wage and hour disputes, sexual harassment, or other employment issues. Additionally, we could be exposed to industry-wide or class-action claims or governmental enforcement actions arising from products we carry or industry-specific business or employment practices. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance against many types of claims, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in or perceptions of our business and impact our ability to hire and retain team members, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition, results of operations and cash flows. See Note 17, “Commitments and Contingencies” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.
We, as well as our vendors, are subject to numerous laws and regulations and our compliance with these laws and regulations may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks, or otherwise adversely affect our business, reputation, results of operations, cash flows and financial condition.
Enforcement. Both FDA and USDA have broad authority to enforce their applicable statutes and regulations relating to the registration and listing of products, safety, labeling, manufacturing, distribution and promotion of foods, cosmetics, homeopathic and CBD products, and dietary supplements, including powers to issue a public warning letter to a company, publicize information about adulterated or misbranded products, institute an administrative detention of products, request or order a recall from the market, impose import restrictions and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution. Enforcement actions may also lead to follow-on consumer class action litigation. Regulatory enforcement actions could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or costly litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.
Foods, Dietary Supplements, CBD and Homeopathic Product Risks. Our sales of these products are regulated by FDA. However, other public and private actors are increasingly targeting food and dietary supplement retailers and manufacturers for selling products that fail to adhere to requirements under the FDCA. While the FDCA provides FDA with the authority to remove products from the market that are adulterated or misbranded, state governments and the Plaintiffs’ Bar have been targeting retailers and manufacturers of these products for failing to adhere to current good manufacturing practices and for false or misleading product claims relating to nutritional or therapeutic value or structure or function claims. States may also narrow their laws on the sale of CBD products in their states to conform to new federal laws.
Advertising and Product Claims Risks. In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the oversight of the FTC and pursuant to the FTC Act and consumer protection statutes of some states. Further, state governments and private plaintiffs target food, drug, and cosmetic retailers and manufacturers for false and misleading advertising and product compliance, including but not limited to natural, organic and GMO claims and statements, which could materially and adversely affect our reputation and profitability and cause consumers to lose confidence in the quality and safety of our products. The cost of defending against any such claims could be significant.
Food Packaging and PFAS. While the FDA has authorized certain per and polyfluoroalkyl substances ("PFAS") for use in specific food contact applications, a growing number of states have passed legislation or issued policies restricting food contact articles with intentionally added PFAS, such as certain single-use food packaging and foodware items. For example, a California law that became effective in 2023 bans intentionally added PFAS in fiber-based food packaging, mandates online chemical disclosures, and limits claims about PFAS-free and other hazard groups. As more states impose similar restrictions, it is possible that additional states in which we operate will also implement bans on PFAS.
Ecommerce Platform. Our online order ecommerce platform is subject to the same laws and regulations as our retail operations. Product statements made on our website must be in accordance with labeling requirements.
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
We are subject to laws and regulations more generally applicable to retailers, including those related to labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know, data privacy, waste diversion and hazardous waste disposal, packaging labels and content, consumer protection and alcoholic beverage sales, as well as other voluntary safety protocols. If violations are found, it could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Further, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required permits, approvals or licenses. In addition, we are subject to federal, state and local environmental laws, including those pursuant to which we could be held responsible for all of the costs or liabilities relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination, and such costs may exceed our environmental liability insurance coverage.
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
We have a significant amount of goodwill and other intangible assets. As of December 28, 2025, we had goodwill and intangible assets of approximately $381.8 million and $208.2 million, respectively, which represented approximately 9.2% and 5.0% of our total assets as of such date, respectively. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and the market value of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, an immediate charge to earnings would be recorded for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill, which would adversely affect our operating results.
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
Our business and reputation may be adversely impacted by evolving sustainability matters.
As a fresh, natural and organic specialty retailer, we believe that many stakeholders hold us to higher standards with respect to sustainability matters. As a result, we disclose certain sustainability-related metrics, initiatives and goals in our SEC filings and other public disclosures. Execution against these initiatives may be costly, and we may be unable to achieve our goals due to factors outside of our control. If our sustainability-related reporting is incomplete or inaccurate or fails to comply with regulatory requirements, or if we fail to achieve significant progress with respect to our goals on a timely basis, or at all, our business, financial performance, growth and reputation with our investors, customers and other stakeholders could be adversely affected. In addition, there also exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny and reputational harm from these parties regarding our sustainability initiatives or goals.
Common Stock Ownership Risks
Our stock price may be volatile, and you may not be able to resell your shares at or above the price you paid for them or at all.
There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. If our operating results or outlook fall below the expectations of stock market analysts and investors, the market price of our common stock could decline substantially. In addition, the trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price of our common stock. In addition, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Any current or future stockholder suits against us could cause us to incur substantial costs defending the lawsuit or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management. See Note 17, “Commitments and Contingencies” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.
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
Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders. These include, without limitation, the following provisions:
•a classified board of directors (referred to as the “Board”) whose members serve staggered three-year terms until our classified board structure is fully phased out at our 2028 annual meeting of stockholders pursuant to a measure adopted by our stockholders at our 2025 annual meeting of stockholders;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity is important to our operations. We are susceptible to significant and persistent cybersecurity threats, including data breaches, ransomware, and phishing attacks. These threats, which are constantly evolving, include attempts by malicious actors to breach our security and compromise our information technology systems, as well as those of our vendors and suppliers. A cybersecurity incident impacting us or any third party could disrupt operations, damage our reputation, and result in costly litigation and/or government enforcement action. We seek to maintain robust cybersecurity and data protection practices and continuously evaluate cybersecurity threats, considering their immediate and long-term effects on our business strategy, operations, and financial condition.
Under the oversight of our Board of Directors, and the Board’s risk committee, our management has established comprehensive processes for identifying, assessing, and managing material risks from cybersecurity threats. These processes are integrated into our enterprise risk management program and may include measures such as threat monitoring and detection, periodic testing, access controls, and team member training. Our cybersecurity risk management processes are informed by recognized standards such as the NIST Cybersecurity Framework. Our detailed incident response plan outlines steps for detection, assessment, notification, and recovery, including escalation to management, the Risk Committee, and the Board when appropriate.
The risk committee of our Board, chaired by a director with extensive cybersecurity expertise, receives quarterly updates from management on cybersecurity risks and incidents, including those with moderate or higher impacts. Management updates the full board regularly to support alignment on mitigation strategies. Our Chief Technology Officer, with more than 35 years of IT experience, oversees our cybersecurity efforts and is supported by our internal information security team and external consultants.
Our third-party vendors and service providers are integral to our operations but pose unique cybersecurity challenges due to their access to our data and systems and our reliance on them for certain critical operations, including supply chain management. To address these risks, we maintain a third-party vendor risk management program that includes pre-onboarding due diligence, periodic assessments, and ongoing monitoring for critical vendors and other vendors based on risk. We also assess certain critical vendors’ supply chain security practices to help manage risks associated with subcontractors.
As of the date of this report, no cybersecurity incidents have had a material adverse effect on our business, financial condition, or results of operations. However, we recognize that no system is immune to breaches. While we maintain cyber insurance coverage for certain risks, such as ransomware attacks and business interruption, the costs of certain incidents could exceed policy limits. We evaluate and deploy technology enhancements, which may include threat detection capabilities, to strengthen our defenses against evolving threats.

See Item 1A. “Risk Factors – Disruptions to, security breaches or non-compliance involving our information technology systems could harm our ability to run our business and expose us to potential liability and loss of revenues” for additional discussion of cybersecurity risks that may materially impact us.
Item 2. Properties
We seek to select sites for our store locations in markets with growth potential where our target customers and supply chain capabilities intersect. As of December 28, 2025, we had 477 stores located in 24 states, as shown in the chart below:

State	Number of Stores	State	Number of Stores
Alabama	3	New Jersey	5
Arizona	48	New Mexico	10
California	156	North Carolina	7
Colorado	34	Oklahoma	11
Delaware	2	Pennsylvania	7
Florida	58	South Carolina	2
Georgia	17	Tennessee	10
Kansas	4	Texas	60
Louisiana	1	Utah	7
Maryland	8	Virginia	3
Missouri	3	Washington	3
Nevada	17	Wyoming	1
In fiscal 2025, we opened 37 new stores. In fiscal 2024, we opened 33 new stores.
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
As of December 28, 2025, we utilized six distribution centers. Information about such facilities, as well as our current corporate office in Phoenix, Arizona, is set forth in the table below:

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
In fiscal 2023 as part of our real estate portfolio review, we closed 11 stores. These stores, on average, were approximately 30% larger than our current prototype format and were underperforming financially. See Note 23, “Store Closures” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding these store closures.
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
See Note 17, “Commitments and Contingencies” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “SFM” on August 1, 2013. The number of stockholders of record of our common stock as of February 17, 2026 was 24. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended December 28, 2025.

Period (1)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
September 29, 2025 - October 26, 2025	91,484	$109.33	91,484	$956,004,000
October 27, 2025 - November 23, 2025	871,457	$80.32	871,457	$886,005,000
November 24, 2025 - December 28, 2025	593,094	$84.30	593,094	$836,005,000
Total	1,556,035		1,556,035
(1)Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2025.
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

Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 3, 2021 and December 28, 2025, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Food Retail Index, over the same period.
The comparison assumes that $100.00 was invested in our common stock, the Nasdaq Composite Index and the S&P Food Retail Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2020 (the last trading day prior to the beginning of fiscal 2021) was the closing sale price on that day of $20.10 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sprouts Farmers Market Inc., the NASDAQ Composite Index
and the S&P 500 Food Retail Index

$700
$600
$500
$400
$300
$200
$100
$0
01/03/21
1/2/22
1/1/23
12/31/23
12/29/24
12/28/25
Sprouts Farmers Market Inc.
NASDAQ Composite
S&P 500 Food Retail

*$100 invested on 1/3/21 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Sprouts Farmers Market, Inc. under the Securities Act or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K as well as "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 20, 2025, which provides comparisons of fiscal 2024 and fiscal 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 477 stores in 24 states as of December 28, 2025, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.

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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through 2025, we have opened 112 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. As a step to improve our fresh supply chain, in 2025 we began the transition to a self-distribution model for meat and seafood through our fresh distribution centers. As a result, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of December 28, 2025.
•Customer Engagement and Personalization. We believe we are elevating our national brand recognition and positioning by telling our unique brand story rooted in product innovation and differentiation. We are increasing our use of data analytics and insights, including through the nationwide launch of our Sprouts Rewards loyalty program in 2025. We believe this data-driven intelligence will increase customer engagement through personalization efforts with digital and social connections to drive additional sales growth and loyalty.
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

Components of Operating Results
We report our results of operations on a 52- or 53-week fiscal year ending on the Sunday closest to December 31, with each fiscal quarter generally divided into three periods consisting of two four-week periods and one five-week period. Fiscal 2025, fiscal 2024 and fiscal 2023 were 52-week years ending on December 28, 2025, December 29, 2024 and December 31, 2023, respectively.
Net Sales
We recognize sales revenue at the point of sale, with discounts provided to customers reflected as a reduction in sales revenue. Proceeds from sales of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer. During 2025, we implemented a customer loyalty program. As a customer earns points, we allocate a portion of the transaction price to a deferred loyalty liability. See Note 3, “Significant Accounting Policies” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information on revenue recognition related to gift cards and our loyalty program. We do not include sales taxes in net sales.
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
Cost of sales and gross profit
Cost of sales includes the cost of inventory sold during the period, including direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, and depreciation and amortization expense for distribution centers and supply chain-related assets. Merchandise incentives received from vendors, which are reflected in the carrying value of inventory when earned or as progress is made toward earning the rebate or allowance, and are reflected as a component of cost of sales as the inventory is sold. Inflation and deflation in the prices of food and other products we sell may periodically affect our gross profit and gross margin. Tariffs may result in cost increases on products such as produce that we import from impacted countries, as well as products containing ingredients imported from these countries. The short-term impact of tariffs, inflation, and deflation is largely dependent on whether or not we pass the effects through to our customers, which will largely depend upon competitive market conditions.
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

Results of Operations for Fiscal 2025, 2024 and 2023
The following tables set forth our results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Each of fiscal 2025, 2024 and 2023 consisted of 52 weeks.

	Fiscal 2025	Fiscal 2024	Fiscal 2023

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$8,806,159	$7,719,290	$6,837,384
Cost of sales	5,389,770	4,777,799	4,315,543
Gross profit	3,416,389	2,941,491	2,521,841
Selling, general and administrative expenses	2,574,687	2,291,350	2,000,437
Depreciation and amortization (exclusive of depreciation included in cost of sales)	149,969	132,748	131,893
Store closure and other costs, net	5,575	12,896	39,280
Income from operations	686,158	504,497	350,231
Interest (income) expense, net	(2,626)	(2,201)	6,491
Income before income taxes	688,784	506,698	343,740
Income tax provision	165,114	126,097	84,884
Net income	$523,670	$380,601	$258,856

Weighted average shares outstanding - basic	97,687	100,363	102,479
Dilutive effect of equity-based awards	1,017	1,016	911
Weighted average shares and equivalent shares outstanding - diluted	98,704	101,379	103,390
Diluted net income per share	$5.31	$3.75	$2.50

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Other Operating Data:
Comparable store sales growth	7.3%	7.6%	3.4%
Stores at beginning of period	440	407	386
Opened (1)	37	33	30
Closed	—	—	(11)
Acquired	—	—	2
Stores at end of period	477	440	407
Total square feet at the end of the period(2)	12,992,097	12,123,032	11,322,798
Average square feet per store at the end of the period	27,237	27,552	27,820
(1)Stores opened is exclusive of two store relocations during fiscal 2024.
(2)Total square feet at the end of the period includes the square footage for all stores that were open as of the end of the fiscal year presented and excludes any vacant or subleased space.

Comparison of Fiscal 2025 to 2024
Net sales

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Net sales	$8,806,159	$7,719,290	$1,086,869	14%
Comparable store sales growth	7.3%	7.6%
Net sales during 2025 totaled $8.8 billion, increasing 14%, over the prior fiscal year. The sales increase was primarily due to new stores opened since the prior year and a 7.3% increase in comparable store sales. Comparable store sales contributed approximately 93% of total sales in 2025 and 94% of total sales in 2024.
Cost of sales and gross profit

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Net sales	$8,806,159	$7,719,290	$1,086,869	14%
Cost of sales	5,389,770	4,777,799	611,971	13%
Gross profit	3,416,389	2,941,491	474,898	16%
Gross margin	38.8%	38.1%	0.7%
Gross profit increased during 2025 compared to 2024 by $474.9 million to $3.4 billion driven by increased sales volume. Gross margin increased by 0.7% to 38.8% compared to 38.1%. The increase was a result of improved shrink and our investments in inventory management.
Selling, general and administrative expenses

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$2,574,687	$2,291,350	$283,337	12%
Percentage of net sales	29.2%	29.7%	(0.5)%
Selling, general and administrative expenses increased $283.3 million, or 12%, compared to 2024. The increase was primarily driven by the increase in new stores opened since the prior year. As a percentage of net sales, selling, general, and administrative expenses improved as a result of sales leverage from strong performance early in the year as well as lower incentive compensation.
Depreciation and amortization

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Depreciation and amortization	$149,969	$132,748	$17,221	13%
Percentage of net sales	1.7%	1.7%	—
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $150.0 million in 2025, compared to $132.7 million in 2024. Depreciation and amortization expense (exclusive of depreciation included in cost of sales) primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores.

Store closure and other costs, net

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Store closure and other costs, net	$5,575	$12,896	$(7,321)	(57)%
Percentage of net sales	0.1%	0.2%	(0.1)%
Store closure and other costs, net decreased by $7.3 million to $5.6 million in 2025 compared to $12.9 million in 2024. Store closure and other costs, net in 2025 and 2024 was primarily related to ongoing occupancy costs incurred in connection with our closed store locations.
Interest (income) expense, net

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Long-term debt interest expense	$826	$4,259	$(3,433)	(81)%
Finance lease interest expense	943	747	196	26%
Deferred financing costs	890	772	118	15%
Interest income and other	(5,285)	(7,979)	2,694	34%
Total interest income, net	$(2,626)	$(2,201)	$(425)	(19)%
The increase in interest income, net was primarily due to lower average debt outstanding. See Note 12, “Long-Term Debt and Other Finance Obligations” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
Income tax provision

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Income tax provision	$165,114	$126,097	$39,017	31%
Effective income tax rate	24.0%	24.9%	(0.9)%
Income tax provision increased by $39.0 million to $165.1 million for 2025 from $126.1 million for 2024, and the effective income tax rate decreased to 24.0% in 2025 from 24.9% in 2024. The decrease in the effective tax rate was primarily due to an increase in the benefit for stock-based compensation and benefit for purchase discount for transferable tax credits in the current year, partially offset by an increase in the rate detriment in the current year for nondeductible executive compensation.
Net income

	Fiscal 2025	Fiscal 2024	Change	% Change

	(dollars in thousands)
Net income	$523,670	$380,601	$143,069	38%
Percentage of net sales	5.9%	4.9%	1.0%
Net income increased $143.1 million primarily due to higher gross profit and lower store closure and other costs, partially offset by higher selling, general and administrative expenses for the reasons discussed above.

Diluted earnings per share

	Fiscal 2025	Fiscal 2024	Change	% Change

	(shares in thousands)
Diluted earnings per share	$5.31	$3.75	$1.56	42%
Diluted weighted average shares outstanding	98,704	101,379	(2,675)
The increase in diluted earnings per share of $1.56 was driven by higher net income as well as fewer diluted shares outstanding compared to the prior year due to our repurchase of approximately 4.0 million shares for a total cost of $476.2 million, including excise tax of 1%, under our share repurchase program.

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
Our calculation of ROIC for the fiscal years indicated was as follows:

	2025	2024	2023

	(dollars in thousands)
Net income (1)	$523,670	$380,601	$258,856
Special items, net of tax (2), (3)	—	—	34,272
Interest (income) expense, net of tax (3)	(1,997)	(1,654)	4,882
Net operating profit after-tax (NOPAT)	$521,673	$378,947	$298,010

Total rent expense, net of tax (3)	208,442	189,896	175,592
Estimated depreciation on operating leases, net of tax (3)	(114,851)	(105,570)	(98,535)
Estimated interest on operating leases, net of tax (3), (4)	93,591	84,326	77,057
NOPAT, including effect of operating leases	$615,264	$463,273	$375,067

Average working capital	148,262	184,691	227,375
Average property and equipment	958,386	838,166	749,611
Average other assets	607,176	602,959	595,776
Average other liabilities	(114,074)	(102,539)	(97,870)
Average invested capital	$1,599,750	$1,523,277	$1,474,892

Average operating leases (5)	1,758,577	1,603,777	1,423,077
Average invested capital, including operating leases	$3,358,327	$3,127,054	$2,897,969

ROIC, including operating leases	18.3%	14.8%	12.9%
___________________________________________
(1)Net income amounts represent total net income for the past four trailing quarters.
(2)Special items related to store closure, supply chain transition and acquisition related charges net of tax.
(3)Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.

(4)2025, 2024 and 2023 estimated interest on operating leases is calculated by multiplying operating leases by the 7.0%, 7.0% and 7.2% discount rate, respectively, for each lease recorded as rent expense within direct store expense.
(5)2025, 2024 and 2023 average operating leases represents the average net present value of outstanding lease obligations over the trailing four quarters.
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash, cash equivalents and restricted cash at end of period	$260,894	$267,213	$203,870
Cash from operating activities	$715,998	$645,214	$465,068
Cash used in investing activities	$(248,267)	$(230,375)	$(238,342)
Cash used in financing activities	$(474,050)	$(351,496)	$(318,048)
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
Operating Activities
Cash flows from operating activities increased $70.8 million to $716.0 million in 2025 compared to $645.2 million in 2024. The increase in cash flows from operating activities was primarily a result of higher net income adjusted for non-cash items of $171.4 million and a $2.3 million reduction in payments on our operating lease liabilities partially offset by changes in working capital of $97.7 million.
Cash flows provided by operating activities from changes in working capital were $14.6 million in 2025, compared to $112.3 million in 2024. This $97.7 million decrease in cash flow from changes in working capital was primarily attributable to the following factors, each of which had a negative impact on working capital: (i) a $63.6 million change in inventories primarily due to improving on-shelf availability in certain departments; (ii) a $30.9 million change in accounts payable and accrued liabilities, primarily due to timing differences of payments for goods and services; (iii) a $25.2 million change in accrued salaries and benefits due to decreased incentive compensation accruals in the current year and (iv) a $2.8 million change in accounts receivable driven by the timing of collections. These decreases were partially offset by a $24.8 million change in prepaid expenses and other current assets primarily due our timing of tax payments and purchased federal tax credits.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $248.3 million and $230.4 million for 2025 and 2024, respectively. The increase in purchases of property and equipment was primarily due to more stores under construction in 2025 as compared to 2024 and heavier investment in upgraded equipment to support our initiatives.
We expect capital expenditures to be in the range of $280 million to $310 million in 2026, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities. We do not have any material contractual commitments for future capital expenditures as of December 28, 2025.
Financing Activities
Cash flows used in financing activities were $474.1 million for 2025 compared to $351.5 million for 2024. During 2025, cash flows used in financing activities primarily consisted of approximately $471.9 million for share repurchases and $2.1 million for payments of excise tax on share repurchases partially offset by $2.6 million in proceeds from the exercise of stock options. During 2024, cash flows used in financing activities primarily consisted of approximately $228.5 million for share repurchases and $125.0 million in payments on our Former Credit Facility, $1.8 million for payments of excise tax on share repurchases partially offset by $4.9 million in proceeds from the exercise of stock options.
Long-term Debt and Credit Facilities
The Company had no long-term debt outstanding as of December 28, 2025 and December 29, 2024.
See Note 12, “Long-Term Debt and Other Finance Obligations” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for a description of our Credit Agreement.
Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of December 28, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$163,995	$836,005
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
Share repurchase activity under our repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Number of common shares acquired	3,955,324	2,656,058	5,864,246
Average price per common share acquired	$120.39	$90.57	$35.00
Total cost of common shares acquired	$476,198	$240,562	$205,262

Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to December 28, 2025 and through February 17, 2026, the Company repurchased an additional 1.3 million shares of common stock for $100.0 million, excluding excise tax.
Factors Affecting Liquidity
We can currently borrow under our Credit Agreement up to an initial aggregate commitment of $600.0 million, which may be increased from time to time pursuant to an expansion feature set forth in the Credit Agreement. The interest rate we pay on our borrowings increases as our net leverage ratio increases and may increase or decrease based upon the achievement of certain diversity and sustainability-linked metric thresholds.
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
In addition, the Credit Agreement requires that we and our subsidiaries maintain a maximum total net leverage ratio not to exceed 3.75 to 1.00, which ratio may be increased from time to time in connection with certain permitted acquisitions pursuant to conditions as set forth in the Credit Agreement, and a minimum interest coverage ratio not to be less than 3.00 to 1.00. Each of these covenants is tested on the last day of each fiscal quarter, starting with the fiscal quarter ended March 30, 2025.
We were in compliance with all applicable covenants under the Credit Agreement as of December 28, 2025.
Our Credit Agreement is defined and more fully described in Note 12, “Long-Term Debt and Other Finance Obligations” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
Contractual Obligations
Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. See Note 7, "Leases," Note 12, “Long-Term Debt and Other Finance Obligations,” Note 14, "Self-Insurance Programs" and Note 17, "Commitments and Contingencies" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of these obligations.

The future amount and timing of interest payments are expected to vary with the outstanding amounts and then prevailing contractual interest rates. Interest and fee payments through the July 25, 2030 maturity date of our Credit Agreement based on the outstanding amounts as of December 28, 2025 and interest rates in effect at the time of this filing, are estimated to be approximately $3.6 million. These payments are estimated to be approximately $0.8 million in 2026 and approximately $2.8 million thereafter.
Real estate obligations, consisting of legally binding minimum lease payments for leases executed but not yet commenced, were $1,175.9 million as of December 28, 2025, including $14.2 million in 2026 and $1,161.7 million thereafter through 2048.
Our purchase commitments under noncancelable service and supply contracts that are enforceable and legally binding totaled $41.0 million as of December 28, 2025, including $21.1 million in 2026 and $19.9 million thereafter through 2029. Obligations under contracts that we can cancel without a significant penalty are not included in purchase commitments.
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
We believe that all inventories are sellable and no allowances or reserves for obsolescence were recorded as of December 28, 2025 and December 29, 2024.
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
Self-Insurance Reserves
We are self-insured for costs related to workers’ compensation, general liability and employee health benefits up to certain self-insured retentions and stop-loss limits. As of December 28, 2025, the consolidated self-insurance reserve balance was $57.0 million, of which a majority of the balance related to workers' compensation and general liability reserves. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity. We believe our assumptions are reasonable, but the estimated reserves for these liabilities could be affected materially by future events or claims experiences that differ from historical trends and assumptions.
Goodwill and Intangible Assets
Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. Our indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market,” liquor licenses and reacquired rights recognized in connection with the acquisition of Ronald Cohn, Inc. in fiscal 2023. See Note 24, “Business Combination” to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding this acquisition.
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
As of December 28, 2025, our consolidated goodwill balance was $381.8 million, and our consolidated indefinite-lived intangible assets balance was $208.2 million. No impairment of goodwill or indefinite-lived intangible assets was recorded during fiscal 2025, 2024 and 2023 because our qualitative assessments indicated that it was more likely than not that the estimated fair values of the reporting unit and the indefinite-lived intangible assets exceeded their carrying value.
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
No impairment was recorded during fiscal 2025. We recorded an impairment loss of $0.4 million and $30.5 million in fiscal 2024 and 2023, respectively. See Note 3, “Significant Accounting Policies,” Note 6,

“Property and Equipment" and Note 23, "Store Closures" to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
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
As described in Note 12, “Long-Term Debt and Other Finance Obligations” to our accompanying consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, we have a Credit Agreement that bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of December 28, 2025, we had no outstanding borrowings under our Credit Agreement.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sprouts Farmers Market, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sprouts Farmers Market, Inc. and its subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Determination of Lease Classification

As described in Notes 3, 7 and 12 to the consolidated financial statements, the Company leases its stores, distribution centers and administrative offices. Operating leases are included in operating lease assets, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities and were $1,653 million, $177 million, and $1,682 million, respectively, as of December 28, 2025. Finance leases are included in property, plant, equipment, net, current portion of finance lease liabilities, long-term debt and other finance obligations were $11 million, $2 million, $12 million, and $69 million, respectively, as of December 28, 2025. The Company’s lease assets represent a right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As disclosed by management, significant lease assumptions used by management in determining whether the lease is accounted for as an operating lease or a finance lease include the expected lease term, the incremental borrowing rate, and the fair market value of the leased asset.

The principal considerations for our determination that performing procedures relating to lease classification is a critical audit matter are (i) the significant judgment by management when determining the classification of leases and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the expected lease term and incremental borrowing rate used by management in its determination of the lease classification.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the classification of leases, including controls over the determination of expected lease term and incremental borrowing rates. These procedures also included, among others, for a sample of leases (i) reading source documents, such as lease agreements; (ii) testing the completeness and accuracy of underlying data used in management’s lease classification assessment; and (iii) evaluating the reasonableness of significant assumptions used by management related to expected lease term and incremental borrowing rate. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable by considering (i) the current and past experience of the Company; (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit; and (iii) for the incremental borrowing rate, the consistency with external market data.
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 19, 2026
We have served as the Company’s auditor since 2011.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$257,282	$265,159
Accounts receivable, net	65,221	30,901
Inventories	427,095	343,329
Prepaid expenses and other current assets	60,306	36,131
Total current assets	809,904	675,520
Property and equipment, net of accumulated depreciation	1,085,356	895,189
Operating lease assets, net	1,652,732	1,466,903
Intangible assets	208,215	208,094
Goodwill	381,750	381,750
Other assets	20,692	13,243
Total assets	$4,158,649	$3,640,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,033	$213,414
Accrued liabilities	304,419	216,842
Accrued salaries and benefits	96,017	97,991
Current portion of operating lease liabilities	177,263	150,400
Current portion of finance lease and other finance obligations	2,071	1,321
Total current liabilities	870,803	679,968
Long-term operating lease liabilities	1,682,425	1,520,272
Long-term debt and other finance obligations	81,585	7,248
Other long-term liabilities	40,283	38,259
Deferred income tax liability	80,479	73,059
Total liabilities	2,755,575	2,318,806
Commitments and contingencies (Note 17)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 95,926,024 shares issued and outstanding, December 28, 2025; 99,255,036 shares issued and outstanding, December 29, 2024	96	99
Additional paid-in capital	841,848	808,140
Retained earnings	561,130	513,654
Total stockholders’ equity	1,403,074	1,321,893
Total liabilities and stockholders’ equity	$4,158,649	$3,640,699
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net sales	$8,806,159	$7,719,290	$6,837,384
Cost of sales	5,389,770	4,777,799	4,315,543
Gross profit	3,416,389	2,941,491	2,521,841
Selling, general and administrative expenses	2,574,687	2,291,350	2,000,437
Depreciation and amortization (exclusive of depreciation included in cost of sales)	149,969	132,748	131,893
Store closure and other costs, net	5,575	12,896	39,280
Income from operations	686,158	504,497	350,231
Interest (income) expense, net	(2,626)	(2,201)	6,491
Income before income taxes	688,784	506,698	343,740
Income tax provision	165,114	126,097	84,884
Net income	$523,670	$380,601	$258,856
Net income per share:
Basic	$5.36	$3.79	$2.53
Diluted	$5.31	$3.75	$2.50
Weighted average shares outstanding:
Basic	97,687	100,363	102,479
Diluted	98,704	101,379	103,390
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2023	105,072,756	$105	$726,345	$320,012	$1,046,462
Net income	—	—	—	258,856	258,856
Issuance of shares under stock plans	1,449,116	1	11,453	—	11,454
Repurchase and retirement of common stock, including excise tax	(5,864,246)	(6)	—	(205,256)	(205,262)
Share-based compensation	—	—	18,898	—	18,898
Issuance of shares for acquisition	554,358	1	18,138	—	18,139
Balances at December 31, 2023	101,211,984	101	774,834	373,612	1,148,547
Net income	—	—	—	380,601	380,601
Issuance of shares under stock plans	699,110	1	4,889	—	4,890
Repurchase and retirement of common stock, including excise tax	(2,656,058)	(3)	—	(240,559)	(240,562)
Share-based compensation	—	—	28,417	—	28,417
Balances at December 29, 2024	99,255,036	99	808,140	513,654	1,321,893
Net income	—	—	—	523,670	523,670
Issuance of shares under stock plans	626,312	1	2,605	—	2,606
Repurchase and retirement of common stock, including excise tax	(3,955,324)	(4)	—	(476,194)	(476,198)
Share-based compensation	—	—	31,103	—	31,103
Balances at December 28, 2025	95,926,024	$96	$841,848	$561,130	$1,403,074
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Operating activities
Net income	$523,670	$380,601	$258,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	157,722	140,164	137,811
Operating lease asset amortization	146,599	133,923	127,208
Impairment of assets	—	406	30,549
Share-based compensation	31,103	28,417	18,898
Deferred income taxes	7,420	10,691	(4,915)
Other non-cash items	4,722	5,610	1,086
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	27,216	30,007	3,173
Inventories	(83,766)	(20,131)	(10,857)
Prepaid expenses and other current assets	36,672	11,903	2,210
Other assets	(5,433)	(45)	3,482
Accounts payable	11,198	27,986	12,215
Accrued liabilities	25,246	39,305	11,746
Accrued salaries and benefits	(1,975)	23,240	12,880
Operating lease liabilities	(166,206)	(168,538)	(138,795)
Other long-term liabilities	1,810	1,675	(479)
Cash flows from operating activities	715,998	645,214	465,068
Investing activities
Purchases of property and equipment	(248,267)	(230,375)	(225,310)
Payments for acquisition, net of cash acquired	—	—	(13,032)
Cash flows used in investing activities	(248,267)	(230,375)	(238,342)
Financing activities
Payments on revolving credit facilities	—	(125,000)	(125,000)
Payments on finance lease liabilities	(1,017)	(1,148)	(1,006)
Payments of deferred financing costs	(1,622)	—	—
Repurchase of common stock	(471,926)	(228,472)	(203,496)
Payments of excise tax on repurchases of common stock	(2,091)	(1,766)	—
Proceeds from exercise of stock options	2,606	4,890	11,454
Cash flows used in financing activities	(474,050)	(351,496)	(318,048)
(Decrease)/Increase in cash, cash equivalents, and restricted cash	(6,319)	63,343	(91,322)
Cash, cash equivalents, and restricted cash at beginning of the period	267,213	203,870	295,192
Cash, cash equivalents, and restricted cash at the end of the period	$260,894	$267,213	$203,870

Supplemental disclosure of cash flow information
Cash paid for interest	$1,809	$5,008	$12,561
Cash paid for income taxes	120,076	102,226	96,633

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$63,625	$36,682	$29,592
Issuance of shares for acquisition	—	—	18,139
Excise tax accrued on repurchase of common stock	4,172	2,091	1,766
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	332,427	278,230	364,997
Leased assets obtained in exchange for new finance lease liabilities	6,266	—	809
Property acquired through financing obligations	69,839	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of December 28, 2025, the Company operated 477 stores in 24 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and, unless the context requires otherwise, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
2. Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
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
The following is a breakdown of the Company’s perishable and non-perishable sales mix:

	2025	2024	2023
Perishables	57.0%	57.3%	57.3%
Non-Perishables	43.0%	42.7%	42.7%
All dollar amounts are in thousands, unless otherwise indicated.
3. Significant Accounting Policies
Fiscal Years
The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. Fiscal year 2025 ended on December 28, 2025 and included 52 weeks. Fiscal year 2024 ended on December 29, 2024 and included 52 weeks. Fiscal year 2023 ended on December 31, 2023 and included 52 weeks. Fiscal years 2025, 2024 and 2023 are referred to as 2025, 2024 and 2023, respectively.
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

	As Of
	December 28, 2025	December 29, 2024
Due from banks for debit and credit card transactions	$107,630	$80,409
Restricted Cash
Restricted cash primarily relates to the Company’s healthcare, general liability and workers’ compensation plan benefits of approximately $3.6 million and $2.1 million as of December 28, 2025 and December 29, 2024, respectively. These balances are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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
Inventories are reduced for estimated losses related to shrinkage. The Company believes that all inventories are saleable and no allowances or reserves for obsolescence were recorded as of December 28, 2025 and December 29, 2024.
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
Goodwill and Intangible Assets
Goodwill represents the cost of acquired businesses in excess of the fair value of assets and liabilities acquired. The Company’s indefinite-lived intangible assets consist of trade names related to “Sprouts Farmers Market,” liquor licenses and reacquired rights recognized in connection with the acquisition of Ronald Cohn, Inc. in 2023. See Note 24, “Business Combination” for more information on this acquisition.
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
The Company has determined its business consists of a single reporting unit. The Company has had no goodwill or indefinite-lived intangible asset impairment charges for the past three fiscal years. See Note 8, “Intangible Assets” and Note 9, “Goodwill” for further discussion.
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
If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group is estimated based on the discounted future cash flows using a discount rate commensurate with the related risk or comparable market values, if available. No impairment was recorded during fiscal 2025. The Company recorded an impairment loss of $0.4 million in 2024, as part of the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. The Company recorded an impairment loss of $30.5 million in 2023 of which $27.8 million was in connection with the decision to close certain underperforming stores (see Note 23, "Store Closures") and $2.7 million was in the normal course of business primarily related to the write-down of right-of-use assets and leasehold improvements. These charges are recorded as a component of Store closure and other costs, net in the accompanying consolidated statements of income.
Deferred Financing Costs
The Company capitalizes certain fees and costs incurred in connection with the issuance of debt. Deferred financing costs are amortized to interest expense over the term of the debt using the effective interest method. For the Credit Agreement and Former Credit Facility (as defined in Note 12, “Long-Term Debt and Other Finance Obligations”), deferred financing costs are amortized on a straight-line basis over the term of the facility. Upon prepayment, redemption or conversion of debt, the Company accelerates the recognition of an appropriate amount of financing costs as loss on extinguishment of debt. The current and noncurrent portions of deferred financing costs are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying consolidated balance sheets.
Leases
The Company leases its stores, distribution centers, and administrative offices. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities in the accompanying consolidated balance sheets. Finance leases are included in property, plant, equipment, net, current portion of finance lease liabilities, and long-term debt and other finance obligations in the accompanying consolidated balance sheets. Operating lease payments are charged on a straight-line basis to rent expense, a component of selling, general and administrative expenses, over the lease term and finance lease payments are charged to interest expense and depreciation and amortization expense using a debt model over the lease term.
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

Financing Lease Obligations

The Company has recorded a financing lease obligation for an office building lease. Based on certain criteria and the existence of a purchase option, the Company has been determined to be the owner during the construction period under ASC 842. Further, there is no evidence of an accounting sale to the landlord upon construction completion, which precludes sale-leaseback accounting. As a result, the building assets and corresponding financial obligation will remain on the Company’s balance sheet and will be amortized over the life of the underlying building asset.

Monthly lease payments are allocated between the land component of the lease (which is accounted for as an finance lease) and the financing obligation. The financing obligation is amortized using the effective interest method and the interest rate is determined in accordance with the requirements of sale-leaseback accounting. Lease payments less the portion allocated to the land element of the lease and that portion considered to be interest expense decrease the financing liability. Additionally, this lease includes a residual value guarantee and purchase option. The final amount of the guarantee is to be determined based upon final construction costs. At the end of the initial lease term, should the Company decide not to renew the lease or exercise the purchase option, the net book value of the asset and the corresponding financing obligation would be reversed.

The outflows associated with the financing obligation principal payments will be classified as financing activities in the consolidated statements of cash flows upon rent commencement.
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, and it monitors the financial stability and credit standing of its counterparties in these transactions. The Company had no active derivative financial instruments as of December 28, 2025 or December 29, 2024.
Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as expense over the vesting period. As share-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, the amount of expense has been reduced for actual forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value for each option grant. See Note 22, “Share-Based Compensation” for a discussion of assumptions used in the calculation of fair values. Application of alternative assumptions could produce different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the accompanying consolidated statements of income. The grant date fair value of restricted stock units (“RSUs”) and performance share awards (“PSAs”) is based on the closing price per share of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based awards on a straight-line basis and for performance-based awards on the graded-vesting method over the vesting period of the awards.
Revenue Recognition
The Company’s performance obligations are satisfied upon the transfer of goods to the customer, which occurs at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer and the performance obligation is satisfied by the Company. The Company’s gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented. The outstanding gift card liability balance is included within accrued liabilities in the accompanying consolidated balance sheets.
Beginning in July 2025, the Company implemented a customer loyalty program under which customers earn points on qualifying purchases. Points may be redeemed in future periods for rewards to be used for discounts on the Company's products. The loyalty points represent a material right to the customer and are accounted for as a separate performance obligation. At the time of purchase, the Company allocates a portion of the transaction price to a deferred loyalty liability based on their estimated standalone selling price, net of estimated breakage. Revenue allocated to the points is deferred and recognized when the points are redeemed or expire. Points expire approximately 6 months after issuance, and points that have been converted to rewards expire 60 days following conversion. The outstanding liability balance at period end, which the Company classifies as a current liability due to the short expiration period, is included within accrued liabilities in the accompanying consolidated balance sheets.

A summary of the activity and balances in the gift card and loyalty program liabilities is as follows:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Beginning Balance	$11,071	$10,566	$10,906
Gift cards issued during the period but not redeemed(1)	5,296	4,727	4,271
Loyalty value deferred during the period, net of amount redeemed or expired(1)	9,093	—	—
Revenue recognized from beginning liability	(4,361)	(4,222)	(4,611)
Ending Balance	$21,099	$11,071	$10,566
(1)net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of December 28, 2025.
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
The Company’s largest supplier accounted for approximately 52%, 50% and 47% of total purchases during 2025, 2024 and 2023, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries, wages and benefits costs, share-based compensation, occupancy costs (including rent, property taxes, utilities, CAM and insurance), advertising costs, buying costs, pre-opening and other administrative costs.
The Company charges certain vendors to place advertisements in the Company’s in-store guide and circulars under a cooperative advertising program. The Company records rebates received from vendors in connection with cooperative advertising programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. Advertising costs are expensed as incurred. Advertising expense, net of rebates, was $52.5 million, $46.8 million and $45.8 million for 2025, 2024 and 2023, respectively.
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
Comprehensive Income
Comprehensive income consists of net income and the unrealized gains or losses on derivative instruments that qualify for and have been designated as cash flow hedges. The Company had no other comprehensive income for the past three fiscal years.
Recently Adopted Accounting Pronouncements
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU no. 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update enhanced a public entity's annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company has prospectively adopted this standard effective December 28, 2025 and accordingly updated its income tax disclosures but there was no impact on the Company's results of operations, cash flows or financial condition.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Interim Reporting (Topic 270) - Narrow Scope Improvements
In December 2025, the FASB issued ASU no. 2025-11, "Interim Reporting (Topic 270) - Narrow Scope Improvements". The standard clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. The guidance is effective for the Company for its interim reporting period beginning in fiscal year 2028. Early adoption is permitted, and the guidance can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.
No other new accounting pronouncements issued or effective during 2025 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
4. Accounts Receivable
A summary of accounts receivable is as follows:

	As Of
	December 28, 2025	December 29, 2024
Landlords	$3,332	$5,577
Vendors	36,708	3,814
Insurance	3,651	2,913
Ecommerce	11,027	9,993
Other	10,503	8,604
Total	$65,221	$30,901
The Company recorded allowances for certain vendor receivables of $7.5 million and $1.3 million at December 28, 2025 and December 29, 2024, respectively.
5. Prepaid Expenses and Other Current Assets
A summary of prepaid expenses and other current assets is as follows:

	As Of
	December 28, 2025	December 29, 2024
Prepaid expenses	$24,938	$24,469
Restricted cash	3,612	2,054
Income tax receivable	31,221	8,839
Other current assets	535	769
Total	$60,306	$36,131

6. Property and Equipment
A summary of property and equipment, net is as follows:

	As Of
	December 28, 2025	December 29, 2024
Land and finance lease assets	$23,146	$16,859
Furniture, fixtures and equipment	1,303,376	1,129,303
Leasehold improvements	889,893	831,020
Construction in progress	174,467	79,994
Total property and equipment	2,390,882	2,057,176
Accumulated depreciation and amortization	(1,305,526)	(1,161,987)
Property and equipment, net	$1,085,356	$895,189
Depreciation expense was $156.7 million, $139.2 million and $136.6 million for 2025, 2024 and 2023, respectively. Depreciation expense is primarily reflected in Depreciation and amortization on the consolidated statements of income.
No impairment was recorded in 2025. Impairment expense was $0.4 million and $30.5 million for 2024 and 2023, respectively. Impairment expense is reflected in Store closure and other costs, net on the consolidated statements of income.
7. Leases
Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost are as follows:

		Year Ended
	Classification	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease cost:
Open locations	Selling, general and administrative expenses (1)	$270,171	$247,312	$232,745
Closed locations	Store closure and other costs, net	1,111	7,122	4,029
Finance lease cost:
Amortization of Property and Equipment	Depreciation and amortization	1,499	1,128	1,062
Interest on lease liabilities	Interest expense	943	747	816
Variable lease cost:
Open locations	Selling, general and administrative expenses (1)	81,898	75,646	70,197
Closed locations	Store closure and other costs, net	775	2,138	2,302
Sublease income:
Open locations	Selling, general and administrative expenses	(586)	(831)	(832)
Closed locations	Store closure and other costs, net	(241)	(71)	—
Total net lease cost		$355,570	$333,191	$310,319

(1)Supply chain-related amounts of $20.8 million, $20.3 million and $18.2 million were included in cost of sales for 2025, 2024 and 2023, respectively.
Supplemental balance sheet information related to leases is as follows:

		As Of
	Classification	December 28, 2025	December 29, 2024
Assets
Operating	Operating lease assets	$1,652,732	$1,466,903
Finance	Property and equipment, net	10,680	6,161
Total lease assets		$1,663,412	$1,473,064
Liabilities
Current:
Operating	Current portion of operating lease liabilities	$177,263	$150,400
Finance	Current portion of finance lease liabilities	1,653	1,321
Noncurrent:
Operating	Long-term operating lease liabilities	1,682,425	1,520,272
Finance	Long-term debt and other finance obligations	12,165	7,248
Total lease liabilities		$1,873,506	$1,679,241

	2025	2024	2023
Weighted average remaining lease term (years):
Operating leases	10.3	10.1	10.0
Finance leases	7.6	5.8	6.7
Weighted average discount rate:
Operating leases	7.0%	7.0%	7.2%
Finance leases	7.6%	8.4%	8.3%
Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$259,976	$249,862	$228,411
Operating cash flows for finance leases	943	747	816

Lease assets obtained in exchange for lease liabilities:
Finance leases	$6,266	$—	$809
Operating leases	332,427	278,230	364,997

A summary of maturities of lease liabilities is as follows:

	Operating Leases(1), (2)	Finance Leases	Total
2026	$286,062	$2,253	$288,315
2027	285,295	2,875	288,170
2028	251,238	2,634	253,872
2029	261,792	2,175	263,967
2030	263,586	1,832	265,418
Thereafter	1,302,788	6,817	1,309,605
Total lease payments	2,650,761	18,586	2,669,347
Less: Imputed interest	(791,073)	(4,768)	(795,841)
Total lease liabilities	1,859,688	13,818	1,873,506
Less: Current portion	(177,263)	(1,653)	(178,916)
Long-term lease liabilities	$1,682,425	$12,165	$1,694,590
(1)Operating lease payments include $94.6 million related to periods covered by options to extend lease terms that are reasonably certain of being exercised and exclude $1,175.9 million of legally binding minimum lease payments for leases executed but not yet commenced.
(2)These amounts include rental income related to subtenant agreements under which we will receive $1.1 million in 2026, $1.2 million in 2027, $0.9 million in 2028, $0.8 million in 2029, $0.6 million in 2030 and $0.2 million thereafter.
8. Intangible Assets
A summary of the activity and balances in intangible assets is as follows:

	Balance at December 31, 2023	Additions/Adjustments	Balance at December 29, 2024
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived reacquired rights	23,100	—	23,100
Indefinite-lived liquor licenses	2,023	34	2,057
Total intangible assets	$208,060	$34	$208,094

	Balance at December 29, 2024	Additions/Adjustments	Balance at December 28, 2025
Indefinite-lived trade names	$182,937	$—	$182,937
Indefinite-lived reacquired rights	23,100	—	23,100
Indefinite-lived liquor licenses	2,057	121	2,178
Total intangible assets	$208,094	$121	$208,215
There was no amortization expense in 2025, 2024 and 2023.
9. Goodwill
The Company’s goodwill balance was $381.8 million as of December 28, 2025 and December 29, 2024. As of December 28, 2025 and December 29, 2024, the Company had no accumulated goodwill impairment losses. The goodwill was related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023. For further details, see Note 24, "Business Combination."

10. Accrued Liabilities
A summary of accrued liabilities is as follows:

	As Of
	December 28, 2025	December 29, 2024
Accrued transferable federal tax credit	$60,244	$—
Self-insurance reserves	31,555	28,927
Accrued occupancy related (CAM, property taxes, etc.)	26,556	25,971
Gift card and loyalty program liabilities, net of breakage	21,099	11,071
Accrued sales, use and excise tax	19,508	16,550
Other accrued liabilities	145,457	134,323
Total	$304,419	$216,842
11. Accrued Salaries and Benefits
A summary of accrued salaries and benefits is as follows:

	As Of
	December 28, 2025	December 29, 2024
Bonuses	$46,467	$52,454
Payroll	25,686	23,205
Vacation	22,082	20,061
Severance and other	1,782	2,271
Total	$96,017	$97,991
12. Long-Term Debt and Other Finance Obligations
A summary of long-term debt and other finance obligations is as follows:

			As Of
Facility	Maturity	Interest Rate	December 28, 2025	December 29, 2024
Senior secured debt
$700.0 million Former Credit Facility(1)	March 25, 2027	Variable	$—	$—
$600.0 million Credit Agreement	July 25, 2030	Variable	—	—
Finance Obligations	September 30, 2036	n/a	69,420	—
Finance lease liabilities	Various	n/a	12,165	7,248
Long-term debt and finance lease liabilities			$81,585	$7,248
(1)The Former Credit Facility was replaced by the $600.0 million Credit Agreement as discussed below.
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

The Company capitalized debt issuance costs of $1.6 million related to the Credit Agreement, which, combined with the remaining $1.1 million debt issuance costs in respect of that certain amended and restated credit agreement entered into on March 25, 2022 (the “Former Credit Facility”), by and among the Company, Intermediate Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which remained outstanding as of the time of Intermediate Holdings’ entry into the Credit Agreement, are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.
The Credit Agreement provides for a $100.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $23.1 million have been issued as of December 28, 2025 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of December 28, 2025, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus 1.00% per annum. The Company had no loans outstanding under the Credit Agreement as of December 28, 2025.
As of December 28, 2025, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and a fronting fee of 0.125% per annum.
Payments and Borrowings
The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on July 25, 2030, subject to extensions as set forth therein.
The Company may prepay loans and permanently reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except SOFR breakage costs, if applicable).
During 2025, the Company made no borrowings and had no outstanding debt under the Credit Agreement or the Former Credit Facility as of December 28, 2025. During 2024, the Company made no additional borrowings and principal payments of $125.0 million, resulting in no outstanding debt under the Former Credit Facility as of December 29, 2024.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of December 28, 2025.
Finance Obligations
On April 24, 2025, the Company executed a real estate lease for a new corporate headquarters campus and store location that has since commenced. The initial term of the lease is 10 years and the total non-cancellable lease payments are $110.0 million. These payments have been allocated to the building and land components based on the relative standalone fair value. In addition, the lease includes a renewal option for a period of 10 years. Monthly payments commence on completion of construction, increase annually by a nominal amount, and continue through end of the initial term. Based on certain criteria and the existence of a purchase option, the Company has been determined to be the owner during the construction period under ASC 842. Further, there is no evidence of an accounting sale to the landlord upon construction completion, which precludes sale-leaseback accounting. As a result, the building assets and corresponding financial obligation will remain on the Company’s balance sheet and will be amortized over the life of the underlying building asset. As of December 28, 2025, the Company has recorded $69.4 million in both construction in progress assets and finance obligations. There will be no material impact to the statements of income until construction completion, which is expected in the latter half of 2026. Additionally, this lease includes a residual value guarantee. The final amount of the guarantee is to be determined based upon final construction costs. As of December 28, 2025, no amounts related to this residual value guarantee have been deemed probable.
A summary of maturities of financing obligations is as follows:

Financing Obligations
2026	$2,930
2027	8,878
2028	9,144
2029	9,419
2030	9,701
Thereafter	60,697
Total	$100,769
The maturities shown in the table above include additional obligations expected to be incurred as construction is completed during 2026.
13. Other Long-Term Liabilities
A summary of other long-term liabilities is as follows:

	As Of
	December 28, 2025	December 29, 2024
Long-term portion of self-insurance reserves	$25,457	$24,301
Other	14,826	13,958
Total	$40,283	$38,259
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
The Company purchases coverage from third-party insurers for exposures in excess of certain stop-loss limits and recorded receivables of $3.1 million and $2.1 million from its insurance carriers for payments expected to be made in excess of self-insured retentions at December 28, 2025 and December 29, 2024, respectively. The Company recorded amounts for general liability, workers' compensation and team member health benefit liabilities of $57.0 million and $53.2 million at December 28, 2025 and December 29, 2024, respectively.

The following table summarizes the changes in the Company's self-insurance reserves through December 28, 2025:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Beginning Balance	$53,228	$47,838	$47,612
Expenses, net of actuarial adjustments	127,771	106,093	85,148
Claim Payments	(123,987)	(100,703)	(84,922)
Ending Balance	57,012	53,228	47,838
Less: Current portion	(31,555)	(28,927)	(25,012)
Long-term portion	$25,457	$24,301	$22,826
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
The following table outlines the total expense recorded for the matching under the Plan, which is reflected in Selling, general and administrative expenses on the consolidated statements of income:

Year Ended
December 28, 2025	December 29, 2024	December 31, 2023
$10,742	$9,570	$8,496
16. Income Taxes
Income Tax Provision
The income tax provision consists of the following:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
U.S. Federal—current	$118,558	$87,601	$67,898
U.S. Federal—deferred	6,062	8,501	(5,927)
U.S. Federal—total	124,620	96,102	61,971
State—current	39,136	27,805	21,902
State—deferred	1,358	2,190	1,011
State—total	40,494	29,995	22,913
Total provision	$165,114	$126,097	$84,884

Tax Rate Reconciliation
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pre-tax income as a result of the following:
The table below provides the updated requirements of ASU no. 2023-09 for 2025. See Note 3. Significant Accounting Policies—Recently adopted accounting pronouncements for additional details on the adoption of ASU no. 2023-09.

	Year Ended
	December 28, 2025
Federal statutory rate	$144,645	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit (1)	$32,336	4.7%
Nontaxable or nondeductible items:
Enhanced charitable contribution impact	$(6,133)	(0.9)%
Non-deductible Executive Compensation	$11,657	1.7%
Excess tax benefits from share based payments	$(13,123)	(1.9)%
Other	$207	—%
Tax Credits:
Benefit of federal tax credit	$(1,649)	(0.2)%
Transferable Tax Credit Benefit	$(3,506)	(0.5)%
Other, net(2)	$680	0.1%
Effective income tax rate	$165,114	24.0%

(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes valuation allowance, uncertain tax position, and other items that are all immaterial individually.

	Year Ended
	December 29, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.8	5.4
Enhanced charitable contribution impact	(0.9)	(1.0)
Non-deductible Executive Compensation	1.4	1.4
Benefit of federal tax credit	(0.3)	(0.7)
Excess tax benefits from share based payments	(1.1)	(1.2)
Other, net	—	(0.2)
Effective income tax rate	24.9%	24.7%

The effective income tax rate decreased to 24.0% in 2025 from 24.9% in 2024 primarily due to an increased benefit for stock-based compensation in the current year and benefit for purchase discount on tax credits partially offset by an increase in nondeductible officer compensation and the rate benefit in prior year due to receipt of interest related to the 2017 amended federal return refund. The effective income tax rate increased to 24.9% in 2024 from 24.7% in 2023 primarily due to a reduction in federal credits and reduced impact of other permanent items due to higher pre-tax income, offset by a reduction in state taxes due to a state valuation allowance recorded in the prior year.
Excess tax benefits or detriments associated with share-based payment awards are recognized as income tax benefits or expense in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The total income tax benefit resulting from share-based awards was $16.1 million, $7.0 million and $5.0 million for 2025, 2024 and 2023, respectively, and is reflected as a reduction to the 2025, 2024 and 2023 income tax provision.
Deferred Taxes
Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As Of
	December 28, 2025	December 29, 2024
Deferred tax assets
Employee benefits	$23,233	$22,163
Operating leases	477,940	429,362
Other lease related	25,486	5,946
Other accrued liabilities	7,943	5,411
Charitable contribution carryforward	4,463	4,522
Inventories and other	4,961	2,881
Total gross deferred tax assets	544,026	470,285
Less: Valuation Allowance	(4,463)	(4,522)
Total deferred tax assets, net of valuation allowance	539,563	465,763
Deferred tax liabilities
Depreciation and amortization	(116,992)	(89,974)
Intangible assets	(77,491)	(70,978)
Operating leases	(424,752)	(376,994)
Asset retirement obligations	(807)	(876)
Total gross deferred tax liabilities	(620,042)	(538,822)
Net deferred tax liability	$(80,479)	$(73,059)
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
The valuation allowance was $4.5 million as of December 28, 2025 and December 29, 2024, related to contribution carryforwards that management does not believe will ultimately be realized.
The Company has evaluated all available positive and negative evidence and believes it is probable that all other the deferred tax assets will be realized and has not recorded any other valuation allowance against the Company’s deferred tax assets as of December 28, 2025 and December 29, 2024.
The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As Of
	December 28, 2025	December 29, 2024	December 31, 2023
Beginning balance	$232	$477	$1,119
Additions based on tax positions related to the current year	—	—	58
Reduction due to lapse of applicable statute of limitations	(232)	(245)	(700)
Ending balance	$—	$232	$477
The Company had no unrecognized tax benefits as of December 28, 2025. The Company had unrecognized tax benefits (tax effected) of $0.2 million as of December 29, 2024.
The Company’s policy is to recognize accrued interest and penalties as a component of income tax expense.
The Company files income tax returns with federal and state tax authorities within the United States. The general statute of limitations for income tax examinations remains open for federal tax returns for tax years 2022 through 2024 and state tax returns for the tax years 2021 through 2024 with few exceptions.
Total Income taxes paid (net of refunds):

Year Ended
December 28, 2025
Federal	$82,000
State	38,076
Total	$120,076

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdiction:

Year Ended
December 28, 2025
State
California	$23,150
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions that could have income tax implications. The Company has evaluated the potential impact on its consolidated financial statements and disclosures and has determined that no material impact is expected pending further guidance that may be issued by the Internal Revenue Service.
Pursuant to provisions under the Inflation Reduction Act (“IRA”), the Company executed agreements to purchase transferable federal tax credits of $63.8 million. Such federal tax credits are purchased at negotiated discounts, allowing the Company to reduce its 2025 federal income taxes payable by the amount of credits it expects to claim on its 2025 tax return. The Company has included a tax benefit of $3.5 million in its effective tax rate for the year ended December 28, 2025 for the difference between the tax credit and negotiated price for expected current year tax credits.

17. Commitments and Contingencies
Commitments
Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced, were $1,175.9 million as of December 28, 2025.
In addition to its lease obligations, the Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. As of December 28, 2025, total future purchase commitments under noncancelable service and supply contracts were $41.0 million.
Commitments related to the Company’s business operations cover varying periods of time and are not individually significant. These commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial conditions.
Contingencies
The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters that are believed to best serve the interests of the Company’s stakeholders. The Company’s primary contingencies are associated with self-insurance obligations and litigation matters. Self-insurance liabilities require significant judgments, and actual claim settlements and associated expenses may differ from the Company’s current provisions for loss. See Note 14, “Self-Insurance Programs” for more information. The Company records an accrual for legal contingencies when it determines that it is probable that the Company has incurred a liability and can reasonably estimate the amount of the loss. However, predicting the outcomes of legal matters involves substantial uncertainties. While management currently believes that estimated liabilities recorded are reasonable and not material to the Company, differences in actual outcomes or changes in management's evaluation of estimated liabilities could arise that could be material to the Company's results of operations.
Litigation
Harvest Sherwood
In February 2025, the Company terminated its agreement with Harvest Sherwood Food Distributors, Inc. (“Harvest Sherwood”) for the distribution of certain meat and seafood products to the Company due to, among other things, Harvest Sherwood’s failure to pay the Company’s vendors for these products. Subsequently, on February 24, 2025, Harvest Sherwood filed a complaint against the Company in the Superior Court for the State of Delaware alleging breach of contract among other claims and seeking monetary damages of approximately $42.0 million. On March 6, 2025, the Company filed an answer and counterclaims against Harvest Sherwood, asserting its defenses to the complaint and its claims against Harvest Sherwood for breach of contract, negligent misrepresentation and unjust enrichment, among others, and seeking monetary damages of approximately $65.0 million. On May 5, 2025, Harvest Sherwood filed a petition for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") and filed a substantially similar adversary proceeding against the Company in the Bankruptcy Court. As a result, the Company's litigation against Harvest Sherwood has been stayed in the Superior Court for the State of Delaware, and the adversary matter is proceeding. Discovery has substantially concluded, and a trial date has been set for June 2026.
Stockholder Actions
On November 24, 2025, a complaint was filed in the United States District Court for the District of Arizona against the Company and certain of its officers by Singh Family Revocable Trust u/a dtd 02/18/2019 on behalf of a purported class of the Company's stockholders. The complaint purports to state claims under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, based on allegedly false and misleading statements made by certain of the Company's officers regarding the resilience of its customers against macroeconomic pressures. The complaint seeks damages on behalf of the purported class in an unspecified amount and an award of reasonable costs and attorneys’ fees.
On December 16, 2025, stockholder Fraser MacDonald filed a separate complaint in the United States District Court for the District of Arizona, purporting to assert derivatively on behalf of the Company claims under federal and state law against nine of the Company’s directors and officers. This complaint echoes many of the substantive allegations in the securities class action and, in addition to unspecified damages and attorneys’ fees, seeks corporate governance reforms by the Company.
The Company and its executives intend to defend these cases vigorously, but at this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company. Accordingly, no loss contingency was recorded for these actions.
18. Capital Stock
Common stock
As of December 28, 2025, 95,926,024 shares of the Company’s common stock were issued and outstanding after the repurchase and retirement of 3,955,324 shares during 2025, as described below. As of December 28, 2025, 5,300,371 shares of common stock are reserved for issuance under the 2022 Incentive Plan (see Note 22, “Share-Based Compensation”).
The following table outlines the options exercised in exchange for the issuance of shares of common stock during 2025, 2024 and 2023:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Options exercised	96,939	210,312	637,387
Other share issuances under stock plans	529,373	488,798	811,729
Share Repurchases
On August 13, 2025, the Company's board of directors authorized a new $1 billion share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on May 22, 2027, of which $142.6 million remained available upon its replacement, and under which no further shares may be repurchased. The following table outlines the common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of December 28, 2025:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
March 2, 2022	December 31, 2024	$600,000	$480,715	$—
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$163,995	$836,005
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Number of common shares acquired	3,955,324	2,656,058	5,864,246
Average price per common share acquired	$120.39	$90.57	$35.00
Total cost of common shares acquired	$476,198	$240,562	$205,262

Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to December 28, 2025 and through February 17, 2026, the Company repurchased an additional 1.3 million shares of common stock for $100.0 million, excluding excise tax.

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
19. Net Income per Share
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
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Basic net income per share:
Net income	$523,670	$380,601	$258,856
Weighted average shares outstanding - basic	97,687	100,363	102,479
Basic net income per share	$5.36	$3.79	$2.53
Diluted net income per share:
Net income	$523,670	$380,601	$258,856
Weighted average shares outstanding - basic	97,687	100,363	102,479
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	534	497	343
RSUs	285	474	524
PSAs	198	45	44
Weighted average shares and equivalent shares outstanding - diluted	98,704	101,379	103,390
Diluted net income per share	$5.31	$3.75	$2.50

For the year ended December 28, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended December 29, 2024 the Company had 0.2 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the year ended December 31, 2023, the Company had 0.2 million options and 0.4 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
20. Fair Value Measurements
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
The Company did not have any financial liabilities measured at fair value on a recurring basis as of December 28, 2025 and December 29, 2024.
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
21. Segments
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

In accordance with ASC 280, the following table represents the significant expense and key metrics reviewed by the CODM:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net Sales	$8,806,159	$7,719,290	$6,837,384
Less:
Cost of sales	5,389,770	4,777,799	4,315,543
Direct store expenses	2,210,092	1,958,392	1,723,726
Other segment items (1)	520,139	478,602	447,884
Interest (income) expense, net	(2,626)	(2,201)	6,491
Income tax provision	165,114	126,097	84,884
Net income	$523,670	$380,601	$258,856

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
In accordance with ASC 606, the following table represents a disaggregation of revenue for 2025, 2024 and 2023:

	Year Ended
	December 28, 2025		December 29, 2024		December 31, 2023
Perishables	$5,020,140	57.0%	$4,424,762	57.3%	$3,915,971	57.3%
Non-Perishables	3,786,019	43.0%	3,294,528	42.7%	2,921,413	42.7%
Net sales	$8,806,159	100.0%	$7,719,290	100.0%	$6,837,384	100.0%
22. Share-Based Compensation
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
Awards Granted under the 2022 Incentive Plan
The Company granted the following awards during 2025 and 2024 under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 18, 2025	185,228	58,805	61,079
June 3, 2025	333	—	—
November 10, 2025	8,087	—	—
Total	193,648	58,805	61,079
Weighted-average grant date fair value	$135.42	$137.81	$51.46
Weighted-average exercise price	—	—	$137.81

Grant Date	RSUs	PSAs	Options
March 19, 2024	272,855	103,584	135,783
June 4, 2024	1,538	—	—
September 4, 2024	15,024	—	—
Total	289,417	103,584	135,783
Weighted-average grant date fair value	$63.14	$61.15	$23.50
Weighted-average exercise price	—	—	$61.15
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. In addition, the number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of December 28, 2025, there were 1,094,114 stock awards outstanding and 5,300,371 shares remaining available for issuance under the 2022 Incentive Plan.
2013 Incentive Plan
Prior to the adoption of the 2022 Incentive Plan, the 2013 Incentive Plan served as the umbrella plan for the Company’s share-based and cash-based incentive compensation programs for its directors, officers and other team members. Upon stockholder approval of the 2022 Incentive Plan on May 25, 2022, no further awards were granted under the 2013 Incentive Plan, but awards outstanding under the 2013 Incentive Plan will remain outstanding in accordance with their terms and the terms of the 2013 Incentive Plan.
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
The estimated weighted average fair values of options granted during 2025, 2024 and 2023 were $51.46, $23.50 and $12.63, respectively, and were calculated using the following assumptions in the table below:

	2025	2024	2023
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	37.60%	38.41%	39.48%
Risk free interest rate	4.07%	4.31%	3.78%
Expected term, in years	4.50	4.50	4.50
The grant date weighted average fair value of the 0.2 million options issued but not vested as of December 28, 2025 was $28.38. The grant date weighted average fair value of the 0.3 million options issued but not vested as of December 29, 2024 was $16.90. The grant date weighted average fair value of the 0.4 million options issued but not vested as of December 31, 2023 was $10.84.
The following table summarizes grant date weighted average fair value of options granted and options forfeited:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Grant date weighted average fair value of options granted	$51.46	$23.50	$12.63
Grant date weighted average fair value of options forfeited	$—	$11.87	$10.98
Expected volatility for option grants and modifications are calculated based upon the Company’s historical volatility data over a time frame consistent with the expected life of the awards. The expected term is estimated based on the expected period that the options are anticipated to be outstanding after initial grant until exercise or expiration based upon various factors including the contractual terms of the awards and vesting schedules. The expected risk-free rate is based on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award. Dividend yield was estimated at zero as the Company does not anticipate making regular future distributions to stockholders. The total intrinsic value of options exercised was $10.9 million for fiscal 2025 and $12.2 million for each of fiscal 2024 and 2023.
The following table summarizes option activity during 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2024	763,786	$32.54
Granted	61,079	137.81
Forfeited	—	—
Exercised	(96,939)	26.88		$10,869
Outstanding at December 28, 2025	727,926	42.12	3.51	$30,835
Exercisable—December 28, 2025	514,941	28.52	2.81	$26,301
Vested/Expected to vest—December 28, 2025	727,926	$42.12	3.51	$30,835
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
The fair value for restricted stock units is calculated based on the closing stock price on the date of grant. The total grant date fair value of RSUs vested during 2025, 2024 and 2023 was $14.6 million, $15.2 million and $13.3 million, respectively.

The following table summarizes the weighted average grant date fair value of RSUs awarded during 2025, 2024 and 2023:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
RSUs awarded	$135.42	$63.14	$33.21
The following table summarizes RSU activity during 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	610,415	$46.33
Awarded	193,648	135.42
Vested	(346,813)	42.06
Forfeited	(24,125)	72.74
Outstanding at December 28, 2025	433,125	$88.11
PSAs
PSAs granted in 2021 are subject to the Company achieving certain EBIT performance targets for the 2023 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2023 EBIT were deemed not to have been met. Accordingly, no performance shares vested on the third anniversary of the grant date (March 2024). There were no outstanding 2021 PSAs as of December 28, 2025.
PSAs granted in 2022 are subject to the Company achieving certain EBIT performance targets for the 2024 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2024 EBIT were deemed to have been met, and PSAs vested at 148% payout level on the third anniversary of the grant date (March 2025). During the year ended December 28, 2025, 182,560 of the 2022 PSAs vested. There were no outstanding 2022 PSAs as of December 28, 2025.
PSAs granted in 2023 are subject to the Company achieving certain EBIT performance targets for the 2025 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. Subsequent to December 28, 2025, the performance conditions with respect to fiscal year 2025 EBIT were deemed to have been met, and PSAs will vest at 200% payout level on the third anniversary of the grant date (March 2026).
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
The total grant date fair value of PSAs granted during 2025 was $8.1 million. The total grant date fair value of PSAs vested during 2025 was $5.8 million. No PSAs were forfeited during 2025. The total grant date fair value of the 0.3 million PSAs issued but not released as of December 28, 2025 was $19.2 million.
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
The following table summarizes PSA activity during 2025:

	Number of PSAs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	370,278	$40.37
Awarded	58,805	137.81
Vested	(182,560)	31.54
Forfeited	—	—
PSAs earned	59,206	31.49
Outstanding at December 28, 2025	305,729	$62.67
Share-Based Compensation Expense
The Company presents share-based compensation expense in Selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Share-based compensation expense	$31,103	$28,417	$18,898
Income tax benefit	(3,581)	(3,647)	(3,007)
Net share-based compensation expense	$27,522	$24,770	$15,891

As of December 28, 2025, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$3,786	1.8
RSUs	24,761	2.0
PSAs	16,289	1.9
Total unrecognized compensation expense at December 28, 2025	$44,836
During 2025, 2024 and 2023, the Company received $2.6 million, $4.9 million and $11.5 million in cash proceeds from the exercise of options, respectively.
The Company recorded tax benefits of $16.1 million, $7.0 million and $5.0 million during 2025, 2024 and 2023, respectively, resulting from share-based awards.
23. Store Closures
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
No stores were closed during 2025 or 2024 and all lease costs associated with our closed locations, for which a lease remains in effect, are included within Store closure and other costs, net. See Note 7, "Leases", for amounts incurred during 2025 and 2024.
24. Business Combination
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 28, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2025, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 28, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 28, 2025.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting as of December 28, 2025, as stated in the firm’s report which is included with the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (referred to as the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2025, and is incorporated herein by reference.
We have adopted a Code of Ethics – Principal Executive Officer and Senior Financial Officers (referred to as the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. The Code is publicly available on our website at https://investors.sprouts.com/governance/governance-documents/.
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
2.Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.
3.Exhibits: See Item 15(b) below.

(b)Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Sprouts Farmers Market, Inc. (1)

3.2	Third Amended and Restated Bylaws of Sprouts Farmers Market, Inc. (1)

4.1	Description of Sprouts Farmers Market, Inc. Securities (2)

10.1*	Sprouts Farmers Market, Inc. 2013 Incentive Plan, amended as of May 1, 2015 (3)

10.1.1*	Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2013 Incentive Plan (4)

10.1.2*	Form Notice of Amendment to Outstanding Awards granted under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (5)

10.2†	Distribution Agreement, entered into on September 3, 2025, by and between SFM, LLC d/b/a Sprouts Farmers Market and KeHE Distributors, LLC (6)

10.3*	Form of Indemnification Agreement by and between Sprouts Farmers Market, Inc. and its directors and officers (7)

10.4
Credit Agreement, dated as of July 25, 2025, among Sprouts Farmers Market, Inc., Sprouts Farmers Markets Holdings, LLC, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender, J.P. Morgan Securities LLC, as sustainability structuring agent, Truist Bank and PNC Bank, National Association, as syndication agents, and Bank of America, N.A., BMO Bank, N.A. and US Bank National Association, as documentation agents (8)

10.5*	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement (9)

10.6*	Amended and Restated Executive Severance and Change in Control Plan (10)

10.7*	Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (5)

10.7.1(a)*	Form of Stock Option Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (5)

10.7.1(b)*	2025 Form of Stock Option Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (11)

10.7.2(a)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (5)

10.7.2(b)*	Form of Restricted Stock Unit Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan for Board of Directors (2)

10.7.2(c)*	2025 Form of Restricted Stock Unit Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (11)

10.7.3(a)*	2022 Form of Performance Share Award Agreement under the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (5)

10.7.3(b)*	2023 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (12)

10.7.3(c)*	2024 Form of Performance Share Award Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (13)

10.7.3(d)*	2025 Form of Performance Share Agreement under Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (11)

10.8*	Sprouts Farmers Market, Inc. Annual Bonus Plan (2)

19	Sprouts Farmers Market, Inc. Policy Statement on Inside Information and Insider Trading for Officers, Directors and Team Members (14)

21.1	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Sprouts Farmers Market, Inc. Compensation Recoupment Policy adopted November 15, 2023 (15)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† Portions of this exhibit and the schedules thereto have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*Management contract or compensatory plan or arrangement.
(1)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025, and incorporated herein by reference.
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
(5)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2022, and incorporated herein by reference.
(6)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2025, and incorporated herein by reference.
(7)Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-188493) filed with the SEC on May 9, 2013, and incorporated herein by reference.
(8)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2025, and incorporated herein by reference.
(9)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, and incorporated herein by reference.
(10)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2020, and incorporated herein by reference.
(11)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025, and incorporated herein by reference.
(12)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2023, and incorporated herein by reference.
(13)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024, and incorporated herein by reference.

(14)Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2025, and incorporated herein by reference.
(15)Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2024, and incorporated herein by reference.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: February 19, 2026	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Sinclair	Director and Chief Executive Officer (Principal Executive Officer)	February 19, 2026

Jack L. Sinclair

/s/ Curtis Valentine	Chief Financial Officer (Principal Financial Officer)	February 19, 2026

Curtis Valentine

/s/ Stacy W. Hilgendorf	Vice President, Controller (Principal Accounting Officer)	February 19, 2026

Stacy W. Hilgendorf

/s/ Joseph Fortunato	Chairman of the Board	February 19, 2026

Joseph Fortunato

/s/ Joel D. Anderson	Director	February 19, 2026

Joel D. Anderson

/s/ Hari K. Avula	Director	February 19, 2026

Hari K. Avula

/s/ Kristen E. Blum	Director	February 19, 2026

Kristen E. Blum

/s/ Terri Funk Graham	Director	February 19, 2026

Terri Funk Graham

/s/ Joseph D. O’Leary	Director	February 19, 2026

Joseph D. O’Leary

/s/ Douglas G. Rauch	Director	February 19, 2026

Douglas G. Rauch