Form 10-Q
period 2026-03-29
Sprouts Farmers Market, Inc.
filed 2026-04-29
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, the registrant had 94,044,301 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2026

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 29, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$252,161	$257,282
Accounts receivable, net	63,313	65,221
Inventories	419,178	427,095
Prepaid expenses and other current assets	37,642	60,306
Total current assets	772,294	809,904
Property and equipment, net of accumulated depreciation	1,128,928	1,085,356
Operating lease assets, net	1,756,367	1,652,732
Intangible assets	208,215	208,215
Goodwill	381,750	381,750
Other assets	21,820	20,692
Total assets	$4,269,374	$4,158,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,737	$291,033
Accrued liabilities	311,281	304,419
Accrued salaries and benefits	61,461	96,017
Accrued income tax	16,396	—
Current portion of operating lease liabilities	185,374	177,263
Current portion of finance lease and other finance obligations	2,549	2,071
Total current liabilities	837,798	870,803
Long-term operating lease liabilities	1,775,890	1,682,425
Long-term debt and other finance obligations	97,044	81,585
Other long-term liabilities	40,853	40,283
Deferred income tax liability	83,549	80,479
Total liabilities	2,835,134	2,755,575
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 94,556,903 shares issued and outstanding, March 29, 2026; 95,926,024 shares issued and outstanding, December 28, 2025	95	96
Additional paid-in capital	850,411	841,848
Retained earnings	583,734	561,130
Total stockholders’ equity	1,434,240	1,403,074
Total liabilities and stockholders’ equity	$4,269,374	$4,158,649
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Net sales	$2,329,179	$2,236,436
Cost of sales	1,411,903	1,350,073
Gross profit	917,276	886,363
Selling, general and administrative expenses	658,781	623,226
Depreciation and amortization (exclusive of depreciation included in cost of sales)	42,027	35,099
Store closure and other costs, net	1,161	1,706
Income from operations	215,307	226,332
Interest income, net	(129)	(924)
Income before income taxes	215,436	227,256
Income tax provision	51,712	47,230
Net income	$163,724	$180,026
Net income per share:
Basic	$1.73	$1.83
Diluted	$1.71	$1.81
Weighted average shares outstanding:
Basic	94,813	98,537
Diluted	95,585	99,719
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen weeks ended March 29, 2026

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 28, 2025	95,926,024	$96	$841,848	$561,130	$1,403,074
Net income	—	—	—	163,724	163,724
Issuance of shares under stock plans	519,153	1	—	—	1
Repurchase and retirement of common stock, including excise tax	(1,888,274)	(2)	—	(141,120)	(141,122)
Share-based compensation	—	—	8,563	—	8,563
Balances at March 29, 2026	94,556,903	$95	$850,411	$583,734	$1,434,240
For the thirteen weeks ended March 30, 2025

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2024	99,255,036	$99	$808,140	$513,654	$1,321,893
Net income	—	—	—	180,026	180,026
Issuance of shares under stock plans	500,863	1	—	—	1
Repurchase and retirement of common stock, including excise tax	(1,568,017)	(2)	—	(220,592)	(220,594)
Share-based compensation	—	—	6,656	—	6,656
Balances at March 30, 2025	98,187,882	$98	$814,796	$473,088	$1,287,982
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Operating activities
Net income	$163,724	$180,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,276	36,820
Operating lease asset amortization	38,598	34,689
Share-based compensation	8,563	6,656
Deferred income taxes	3,070	4,595
Other non-cash items	1,785	1,532
Changes in operating assets and liabilities:
Accounts receivable	2,894	10,763
Inventories	7,917	3,049
Prepaid expenses and other current assets	21,293	(236)
Other assets	(412)	(357)
Accounts payable	3,147	54,084
Accrued liabilities	190	6,102
Accrued salaries and benefits	(34,556)	(29,777)
Accrued income tax	16,396	33,922
Operating lease liabilities	(41,570)	(41,249)
Other long-term liabilities	(28)	(1,530)
Cash flows from operating activities	235,287	299,089
Investing activities
Purchases of property and equipment	(101,151)	(59,479)
Cash flows used in investing activities	(101,151)	(59,479)
Financing activities
Payments on finance lease liabilities	(225)	(326)
Repurchase of common stock	(140,000)	(218,762)
Cash flows used in financing activities	(140,225)	(219,088)
(Decrease)/Increase in cash, cash equivalents, and restricted cash	(6,089)	20,522
Cash, cash equivalents, and restricted cash at beginning of the period	260,894	267,213
Cash, cash equivalents, and restricted cash at the end of the period	$254,805	$287,735

Supplemental disclosure of cash flow information
Cash paid for interest	$463	$807
Cash paid/(refunded) for income taxes	1,025	(102)

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$35,658	$19,224
Excise tax accrued on repurchase of common stock	5,294	3,823
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	142,232	69,736
Property acquired through finance obligations	16,162	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of March 29, 2026, the Company operated 483 stores in 25 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. The Company has no items included in other comprehensive income for the periods presented. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2025 (“fiscal year 2025”) included in the Company’s Annual Report on Form 10-K, filed on February 19, 2026.
The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 3, 2027 (“fiscal year 2026”) is a 53-week year and fiscal year 2025 is a 52-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years (in which the fourth quarter has 14 weeks).
All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company’s performance obligations are satisfied upon the transfer of goods to the customer, which occurs at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer and the performance obligation is satisfied by the Company. The Company’s gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented. The outstanding gift card liability balance is included within accrued liabilities on the Company's consolidated balance sheets.
Beginning in July 2025, the Company implemented a customer loyalty program under which customers earn points on qualifying purchases. Points may be redeemed in future periods for rewards to be used for discounts on the Company's products. The loyalty points represent a material right to the customer and are accounted for as a separate performance obligation. At the time of purchase, the Company allocates a portion of the transaction price to a deferred loyalty liability based on their estimated standalone selling price, net of estimated breakage. Revenue allocated to the points is deferred and recognized when the points are redeemed or expire. Points expire approximately 6 months after issuance, and points that have been converted to rewards expire 60 days following conversion. The outstanding liability balance at period end, which the Company classifies as a current liability due to the short expiration period, is included within accrued liabilities on the Company's consolidated balance sheets.
A summary of the activity and balances in the gift card and loyalty program liabilities is as follows:

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Beginning Balance	$21,099	$11,071
Gift cards issued during the period but not redeemed(1)	1,140	1,129
Loyalty value deferred during the period, net of amount redeemed or expired(1)	(696)	—
Revenue recognized from beginning liability	(2,871)	(2,703)
Ending Balance	$18,672	$9,497
(1)Net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of March 29, 2026.
Restricted Cash
Restricted cash primarily relates to the Company's healthcare, general liability and workers’ compensation plan benefits of $2.6 million and $3.6 million as of March 29, 2026 and December 28, 2025, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

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
No other new accounting pronouncements issued or effective during the thirteen weeks ended March 29, 2026 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company did not have any financial liabilities measured at fair value on a recurring basis as of March 29, 2026 and December 28, 2025.
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
4. Long-Term Debt and Other Finance Obligations
A summary of long-term debt and other finance obligations is as follows:

			As of
Facility	Maturity	Interest Rate	March 29, 2026	December 28, 2025
Senior secured debt
$600.0 million Credit Agreement	July 25, 2030	Variable	—	—
Former Credit Facility	March 25, 2027	Variable	$—	$—
Finance Obligations	September 30, 2036	n/a	85,264	69,420
Finance lease liabilities	Various	n/a	11,780	12,165
Long-term debt and other finance obligations			$97,044	$81,585
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
The Company capitalized debt issuance costs of $1.6 million related to the Credit Agreement, which, combined with the remaining $1.1 million debt issuance costs in respect of that certain amended and restated credit agreement entered into on March 25, 2022 (the “Former Credit Facility”), by and among the Company, Intermediate Holdings, certain lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, which remained outstanding as of the time of Intermediate Holdings’ entry into the Credit Agreement, are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.
The Credit Agreement provides for a $100.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $22.0 million have been issued as of March 29, 2026 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
As of March 29, 2026, loans outstanding under the Credit Agreement bore interest at Term SOFR (as defined in the Credit Agreement) plus 1.00% per annum. The Company had no loans outstanding under the Credit Agreement as of March 29, 2026.
As of March 29, 2026, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 1.00% per annum and a fronting fee of 0.125% per annum.
Payments and Borrowings
The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on July 25, 2030, subject to extensions as set forth therein.
The Company may prepay loans and permanently reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except SOFR breakage costs, if applicable).
During the thirteen weeks ended March 29, 2026, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement as of March 29, 2026. During 2025, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement or the Former Credit Facility as of December 28, 2025.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of March 29, 2026.

Finance Obligations

On April 24, 2025, the Company executed a real estate lease for a new corporate headquarters campus and store location that has since commenced. The initial term of the lease is 10 years and the total non-cancellable lease payments are $110.0 million. These payments have been allocated to the building and land components based on the relative standalone fair value. In addition, the lease includes a renewal option for a period of 10 years. Monthly payments commence on completion of construction, increase annually by a nominal amount, and continue through end of the initial term. Based on certain criteria and the existence of a purchase option, the Company has been determined to be the owner during the construction period under ASC 842. Further, there is no evidence of an accounting sale to the landlord upon construction completion, which precludes sale-leaseback accounting. As a result, the building assets and corresponding financial obligation will remain on the Company’s balance sheet and will be amortized over the life of the underlying building asset. As of March 29, 2026, the Company has recorded $85.3 million in both construction in progress assets and finance obligations. There will be no material impact to the statements of income until construction completion, which is expected in the latter half of 2026. Additionally, this lease includes a residual value guarantee. The final amount of the guarantee is to be determined based upon final construction costs. As of March 29, 2026, no amounts related to this residual value guarantee have been deemed probable.
5. Income Taxes
The Company’s effective tax rate increased to 24.0% for the thirteen weeks ended March 29, 2026, compared to 20.8% for the thirteen weeks ended March 30, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for stock-based compensation in the current year partially offset by a decrease in non-deductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards was $4.2 million and $12.8 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.
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
Litigation
Harvest Sherwood
In February 2025, the Company terminated its agreement with Harvest Sherwood Food Distributors, Inc. (“Harvest Sherwood”) for the distribution of certain meat and seafood products to the Company due to, among other things, Harvest Sherwood’s failure to pay the Company’s vendors for these products. Subsequently, on February 24, 2025, Harvest Sherwood filed a complaint against the Company in the Superior Court for the State of Delaware alleging breach of contract among other claims and seeking monetary damages of approximately $42.0 million. On March 6, 2025, the Company filed an answer and counterclaims against Harvest Sherwood, asserting its defenses to the complaint and its claims against Harvest Sherwood for breach of contract, negligent misrepresentation and unjust enrichment, among others, and seeking monetary damages of approximately $65.0 million. On May 5, 2025, Harvest Sherwood filed a petition for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") and filed a substantially similar adversary proceeding against the Company in the Bankruptcy Court. As a result, the Company's litigation against Harvest Sherwood has been stayed in the Superior Court for the State of Delaware, and the adversary matter is proceeding. Discovery has concluded, dispositive motions have been ruled on, and a trial date has been set for June 2026.
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
On January 9, 2026, stockholder Richard Kaiser filed another complaint in the same District Court, asserting similar claims against the same nine directors and officers on similar grounds. On February 6, 2026, the District Court issued an order consolidating the two derivative actions under the caption MacDonald v. Sinclair, et al., No. CV-25-04723-PHX-DWL (D. Ariz.). On April 21, 2026, the Court granted the defendants’ unopposed motion to stay the consolidated case pending resolution of the Singh Family Revocable Trust securities class action. The case is presently stayed accordingly.
The Company and its executives intend to defend these cases vigorously, but at this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company. Accordingly, no loss contingency was recorded for these actions.
7. Stockholders’ Equity
Share Repurchases
On August 13, 2025, the Company's board of directors authorized a new $1 billion share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on May 22, 2027, of which $142.6 million remained available upon its replacement, and under which no further shares may be repurchased. The new repurchase authorization does not have an expiration date; however, the Board expects to periodically review the authorization to assess its continued appropriateness in light of the Company's capital allocation priorities, market conditions, alternative investment opportunities, and other factors. The following table outlines the

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
common stock share repurchase programs authorized by the Company’s board of directors and the related repurchase activity and available authorization as of March 29, 2026:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$303,995	$696,005
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Number of common shares acquired	1,888,274	1,568,017
Average price per common share acquired	$74.74	$140.68
Total cost of common shares acquired	$141,122	$220,594
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to March 29, 2026 and through April 27, 2026, the Company repurchased an additional 0.5 million shares of common stock for $40.0 million, excluding excise tax.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Basic net income per share:
Net income	$163,724	$180,026
Weighted average shares outstanding - basic	94,813	98,537
Basic net income per share	$1.73	$1.83
Diluted net income per share:
Net income	$163,724	$180,026
Weighted average shares outstanding - basic	94,813	98,537
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	349	575
RSUs	190	462
PSAs	233	145
Weighted average shares and equivalent shares outstanding - diluted	95,585	99,719
Diluted net income per share	$1.71	$1.81
For the thirteen weeks ended March 29, 2026, the Company had 0.1 million options, 0.2 million RSUs and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended March 30, 2025, the Company had 0.1 million options and 0.3 million PSAs outstanding which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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
The following table represents the significant expense and key metrics reviewed by the CODM:

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Net Sales	$2,329,179	$2,236,436
Less:
Cost of sales	1,411,903	1,350,073
Direct store expenses	570,594	534,797
Other segment items (1)	131,375	125,234
Interest income, net	(129)	(924)
Income tax provision	51,712	47,230
Net income	$163,724	$180,026

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	Thirteen weeks ended
	March 29, 2026		March 30, 2025
Perishables	$1,316,584	56.5%	$1,269,732	56.8%
Non-Perishables	1,012,595	43.5%	966,704	43.2%
Net Sales	$2,329,179	100.0%	$2,236,436	100.0%
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
Awards Granted under the 2022 Incentive Plan
During the thirteen weeks ended March 29, 2026, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 12, 2026	335,408	119,012	112,765
Total	335,408	119,012	112,765
Weighted-average grant date fair value	$78.84	$78.84	$30.37
Weighted-average exercise price	$—	$—	$78.84
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of March 29, 2026, there were 1,141,294 stock awards outstanding and 4,734,038 shares remaining available for issuance under the 2022 Incentive Plan.

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
PSAs
PSAs granted in 2023 are subject to the Company achieving certain EBIT performance targets for the 2025 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2025 EBIT were deemed to have been met, and the PSAs vested at the maximum payout level on the third anniversary of the grant date (March 2026). During the thirteen weeks ended March 29, 2026, 286,680 of the PSAs vested. There were no outstanding 2023 PSAs as of March 29, 2026.
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
PSAs granted in 2026 are subject to the Company achieving certain EBIT performance targets for the 2028 fiscal year. The criteria is based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. If performance conditions are met, the applicable number of performance shares will vest on the third anniversary of the grant date (March 2029).
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Share-based compensation expense	$8,563	$6,656

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following share-based awards were outstanding under the 2022 and 2013 Incentive Plans as of March 29, 2026 and March 30, 2025:

	As of
	March 29, 2026	March 30, 2025
	(in thousands)
Options
Vested	642	612
Unvested	199	213
RSUs	535	476
PSAs	281	306
As of March 29, 2026, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$6,453	2.4
RSUs	46,320	2.4
PSAs	22,634	2.2
Total unrecognized compensation expense at March 29, 2026	$75,407
During the thirteen weeks ended March 29, 2026 and March 30, 2025, no options were exercised.
11. Goodwill
The Company’s goodwill balance was $381.8 million as of March 29, 2026 and December 28, 2025. As of March 29, 2026 and December 28, 2025, the Company had no accumulated goodwill impairment losses. The goodwill is related to the acquisitions of Henry’s Farmers Market and Sunflower Farmers Market in 2011 and 2012, respectively, and the acquisition of Ronald Cohn, Inc. in 2023.
12. Store Closures
No stores were closed during the thirteen weeks ended March 29, 2026 and all lease costs associated with the Company's closed store locations for which a lease remains in effect are included within Store closure and other cost, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2025 fiscal year, filed on February 19, 2026 (“Form 10-K”) with the Securities and Exchange Commission. All dollar amounts included below are in thousands, unless otherwise noted.
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 483 stores in 25 states as of March 29, 2026, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through March 29, 2026, we have opened 118 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve our financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. As a step to improve our fresh supply chain, in 2025 we began the transition to a self-distribution model for meat and seafood through our fresh distribution centers. As a result, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of March 29, 2026.
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
Results of Operations for Thirteen Weeks Ended March 29, 2026 and March 30, 2025
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. All dollar amounts are in thousands, unless otherwise noted.

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,329,179	$2,236,436
Cost of sales	1,411,903	1,350,073
Gross profit	917,276	886,363
Selling, general and administrative expenses	658,781	623,226
Depreciation and amortization (exclusive of depreciation included in cost of sales)	42,027	35,099
Store closure and other costs, net	1,161	1,706
Income from operations	215,307	226,332
Interest income, net	(129)	(924)
Income before income taxes	215,436	227,256
Income tax provision	51,712	47,230
Net income	$163,724	$180,026

Weighted average shares outstanding - basic	94,813	98,537
Diluted effect of equity-based awards	772	1,182
Weighted average shares and equivalent shares outstanding - diluted	95,585	99,719
Diluted net income per share	$1.71	$1.81

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Other Operating Data:
Comparable store sales	(1.7)%	11.7%
Stores at beginning of period	477	440
Closed	—	—
Opened	6	3
Stores at end of period	483	443

Comparison of Thirteen Weeks Ended March 29, 2026 to Thirteen Weeks Ended March 30, 2025

Net sales

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Net sales	$2,329,179	$2,236,436	$92,743	4%
Comparable store sales	(1.7)%	11.7%
Net sales during the thirteen weeks ended March 29, 2026 totaled $2.3 billion, an increase of $92.7 million, or 4%, compared to the thirteen weeks ended March 30, 2025. The sales increase was driven by sales from new stores opened in the last twelve months, partially offset by a 1.7% decrease in comparable store sales. Comparable stores contributed approximately 93% of total sales for the thirteen weeks ended March 29, 2026 and March 30, 2025.
Cost of sales and gross profit

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Net sales	$2,329,179	$2,236,436	$92,743	4%
Cost of sales	1,411,903	1,350,073	61,830	5%
Gross profit	917,276	886,363	30,913	3%
Gross margin	39.4%	39.6%	(0.2)%
Gross profit totaled $917.3 million during the thirteen weeks ended March 29, 2026, an increase of $30.9 million, or 3%, compared to the thirteen weeks ended March 30, 2025, driven by increased sales volume from new stores. Gross margin decreased by 0.2% to 39.4% for the thirteen weeks ended March 29, 2026, compared to 39.6% for the thirteen weeks ended March 30, 2025, primarily driven by the impact from our loyalty program as well as unfavorable shrink.
Selling, general and administrative expenses

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Selling, general and administrative expenses	$658,781	$623,226	$35,555	6%
Percentage of net sales	28.3%	27.9%	0.4%
Selling, general and administrative expenses increased $35.6 million, or 6%, compared to the thirteen weeks ended March 30, 2025. The increase was primarily due to the increase in new stores opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses increased slightly, primarily due to lower comparable store sales during the period, while fixed cost components, including payroll and occupancy expenses, remained relatively consistent.

Depreciation and amortization

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Depreciation and amortization	$42,027	$35,099	$6,928	20%
Percentage of net sales	1.8%	1.6%	0.2%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $42.0 million for the thirteen weeks ended March 29, 2026, compared to $35.1 million for the thirteen weeks ended March 30, 2025. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores as well as remodel initiatives in older stores.
Store closure and other costs, net

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Store closure and other costs, net	$1,161	$1,706	$(545)	(32)%
Percentage of net sales	—%	0.1%	(0.1)%
Store closure and other costs, net decreased $0.5 million to $1.2 million for the thirteen weeks ended March 29, 2026, compared to $1.7 million for the thirteen weeks ended March 30, 2025. Store closure and other costs, net primarily consists of ongoing occupancy costs associated with our closed store locations as well as one-time costs associated with disaster recovery activity. See Note 12, “Store Closures” of our unaudited consolidated financial statements.
Interest (income) expense, net

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Long-term debt	$196	$210	$(14)	(7)%
Finance leases	261	176	85	48%
Deferred financing costs	134	193	(59)	(31)%
Interest income and other	(720)	(1,503)	783	52%
Total interest income, net	$(129)	$(924)	$795	86%
The decrease in interest income, net for the thirteen weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025 was primarily due to lower interest rates and invested cash. See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:
The table below provides the updated requirements of ASU no. 2023-09 for the thirteen weeks ended March 29, 2026.

	Thirteen weeks ended
	March 29, 2026
Federal statutory rate	$45,242	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit(1)	10,689	5.0%
Enhanced charitable contributions	(2,059)	(1.0)%
Federal credits	(40)	—%
Transferable Tax Credits	(127)	—%
Share-based payment awards	(4,203)	(2.0)%
Non-deductible Executive Compensation	2,364	1.1%
Other, net(2)	(154)	(0.1)%
Effective tax rate	$51,712	24.0%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes items that are immaterial individually and in total.

Thirteen weeks ended
March 30, 2025
Federal statutory rate	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%
Enhanced charitable contributions	(0.9)%
Federal credits	(0.2)%
Share-based payment awards	(5.6)%
Non-deductible Executive Compensation	1.4%
Other, net	0.1%
Effective tax rate	20.8%
The effective tax rate increased to 24.0% for the thirteen weeks ended March 29, 2026 from 20.8% for the thirteen weeks ended March 30, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for stock-based compensation in the current year partially offset by a decrease in non-deductible executive compensation.
Net income

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Net income	$163,724	$180,026	$(16,302)	(9)%
Percentage of net sales	7.0%	8.0%	(1.0)%
Net income decreased $16.3 million primarily due to decreased comparable store sales and higher selling, general and administrative expenses for the reasons discussed above.

Diluted earnings per share

	Thirteen weeks ended
	March 29, 2026	March 30, 2025	Change	% Change
Diluted earnings per share	$1.71	$1.81	$(0.10)	(6)%
Diluted weighted average shares outstanding	95,585	99,719	(4,134)
The decrease in diluted earnings per share of $0.10 was driven by lower net income.
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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	March 29, 2026	March 30, 2025
	(dollars in thousands)
Net income (1)	$507,368	$446,527
Interest (income) expense, net of tax (2)	(1,374)	(3,003)
Net operating profit after tax (NOPAT)	$505,994	$443,524

Total rent expense, net of tax (2)	211,596	195,944
Estimated depreciation on operating leases, net of tax (2)	(116,239)	(108,504)
Estimated interest on operating leases, net of tax (2), (3)	95,357	87,440
NOPAT, including effect of operating leases	$601,351	$530,964

Average net working capital	143,291	171,007
Average property and equipment	1,005,134	858,191
Average other assets	608,916	603,576
Average other liabilities	(116,691)	(105,772)
Average invested capital	$1,640,650	$1,527,002

Average operating leases (4)	1,816,695	1,640,730
Average invested capital, including operating leases	$3,457,345	$3,167,732

ROIC, including operating leases	17.4%	16.8%
(1)Net income amounts represent total net income for the past four trailing quarters.
(2)Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(3)2026 and 2025 estimated interest on operating leases is calculated by multiplying operating leases by the discount rate of 7.0% for each lease recorded as rent expense within direct store expense.
(4)Average operating leases represents the average net present value of outstanding lease obligations over the past four trailing quarters.
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period (in thousands):

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Cash, cash equivalents and restricted cash at end of period	$254,805	$287,735
Cash flows from operating activities	$235,287	$299,089
Cash flows used in investing activities	$(101,151)	$(59,479)
Cash flows used in financing activities	$(140,225)	$(219,088)
We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Our operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment expire or become subject to renewal clauses at various dates through 2049. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.
Operating Activities
Cash flows from operating activities decreased $63.8 million to $235.3 million for the thirteen weeks ended March 29, 2026 compared to $299.1 million for the thirteen weeks ended March 30, 2025. The decrease in cash flows from operating activities was primarily a result of lower net income adjusted for non-cash items of $4.3 million and changes in working capital of $60.6 million.
Cash flows provided by operating activities from changes in working capital were $17.3 million in the thirteen weeks ended March 29, 2026 compared to $77.9 million in the thirteen weeks ended March 30, 2025. The $60.6 million decrease in cash flows from changes in working capital was primarily attributable to the following factors, each of which had a negative impact on working capital: (i) $56.8 million change in accounts payable and accrued liabilities primarily due to timing differences of payments for goods and services;(ii) $17.5 million change in accrued income tax, (iii) $7.9 million change in accounts receivable driven by the timing of collections, and (iv) $4.8 million change in accrued salaries and benefits primarily driven by increased corporate bonuses. These decreases were partially offset by a $21.5 million change in prepaid expenses and other current assets and $4.9 million change in inventory.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $101.2 million and $59.5 million, for the thirteen weeks ended March 29, 2026 and thirteen weeks ended March 30, 2025, respectively.
We expect capital expenditures to be in the range of $280 million to $310 million in 2026, including expenditures incurred to date, net of estimated landlord tenant improvement allowances, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.
Financing Activities
Cash flows used in financing activities were $140.2 million for the thirteen weeks ended March 29, 2026 compared to $219.1 million for the thirteen weeks ended March 30, 2025. In both periods, the cash flows used in financing activities primarily consisted of stock repurchases.
Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of March 29, 2026 and December 28, 2025.
See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of March 29, 2026:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$303,995	$696,005
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
Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Number of common shares acquired	1,888,274	1,568,017
Average price per common share acquired	$74.74	$140.68
Total cost of common shares acquired	$141,122	$220,594
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to March 29, 2026 and through April 27, 2026, we repurchased an additional 0.5 million shares of common stock for $40.0 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Other Finance Obligations” and Note 6, "Commitments and Contingencies" of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of March 29, 2026 in our contractual obligations and commitments from those reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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
There have been no substantial changes to these estimates, or the policies related to them during the thirteen weeks ended March 29, 2026. For a full discussion of these estimates and policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in Part II — Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Other Finance Obligations” to our unaudited consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR. Accordingly, we could be exposed to fluctuations in interest rates. As of March 29, 2026, we had no outstanding borrowings under our Credit Agreement.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 29, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended March 29, 2026, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended March 29, 2026.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
December 29, 2025 - January 25, 2026	633,276	$78.95	633,276	$791,006,000
January 26, 2026 - February 22, 2026	716,355	$69.80	716,355	$736,005,000
February 23, 2026 - March 29, 2026	538,643	$74.26	538,643	$696,005,000
Total	1,888,274		1,888,274
(1)Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2026.
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

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
On February 25, 2026, Timmi Zalatoris, our Chief Human Resources Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”) that provides for the sale of up to 14,734 shares of our common stock beginning June 1, 2026 through December 31, 2026.
On March 6, 2026, Jack Sinclair, our Chief Executive Officer and member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of up to 129,458 shares of our common stock beginning June 5, 2026 through November 30, 2026.
During the first quarter of 2026, except as described above, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: April 29, 2026	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)