Form 10-Q
period 2026-06-28
Sprouts Farmers Market, Inc.
filed 2026-07-29
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
(480) 814-8016
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	SFM	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, the registrant had 93,247,625 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2026

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views and beliefs about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and our other filings with the Securities and Exchange Commission. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Sprouts,” “Sprouts Farmers Market,” “we,” “us” and “our” refer to Sprouts Farmers Market, Inc. and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 28, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$223,928	$257,282
Accounts receivable, net	65,522	65,221
Inventories	436,814	427,095
Prepaid expenses and other current assets	44,563	60,306
Total current assets	770,827	809,904
Property and equipment, net of accumulated depreciation	1,184,636	1,085,356
Operating lease assets, net	1,763,052	1,652,732
Intangible assets	208,215	208,215
Goodwill	381,750	381,750
Other assets	23,156	20,692
Total assets	$4,331,636	$4,158,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,314	$291,033
Accrued liabilities	252,191	304,419
Accrued salaries and benefits	70,479	96,017
Current portion of operating lease liabilities	179,295	177,263
Current portion of finance lease and other finance obligations	3,025	2,071
Total current liabilities	777,304	870,803
Long-term operating lease liabilities	1,813,174	1,682,425
Long-term debt and other finance obligations	110,799	81,585
Other long-term liabilities	43,801	40,283
Deferred income tax liability	85,690	80,479
Total liabilities	2,830,768	2,755,575
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 93,721,860 shares issued and outstanding, June 28, 2026; 95,926,024 shares issued and outstanding, December 28, 2025	94	96
Additional paid-in capital	858,532	841,848
Retained earnings	642,242	561,130
Total stockholders’ equity	1,500,868	1,403,074
Total liabilities and stockholders’ equity	$4,331,636	$4,158,649
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$2,325,804	$2,220,602	$4,654,983	$4,457,038
Cost of sales	1,425,156	1,358,002	2,837,059	2,708,075
Gross profit	900,648	862,600	1,817,924	1,748,963
Selling, general and administrative expenses	682,633	645,127	1,341,414	1,268,353
Depreciation and amortization (exclusive of depreciation included in cost of sales)	43,081	36,606	85,108	71,705
Store closure and other costs, net	760	1,511	1,921	3,217
Income from operations	174,174	179,356	389,481	405,688
Interest expense/(income), net	68	(431)	(61)	(1,355)
Income before income taxes	174,106	179,787	389,542	407,043
Income tax provision	44,911	46,084	96,623	93,314
Net income	$129,195	$133,703	$292,919	$313,729
Net income per share:
Basic	$1.37	$1.37	$3.10	$3.19
Diluted	$1.37	$1.35	$3.08	$3.16
Weighted average shares outstanding:
Basic	93,988	97,858	94,401	98,198
Diluted	94,410	98,774	94,995	99,259
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and twenty-six weeks ended June 28, 2026

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at March 29, 2026	94,556,903	$95	$850,411	$583,734	$1,434,240
Net income	—	—	—	129,195	129,195
Issuance of shares under stock plans	38,435	—	1,017	—	1,017
Repurchase and retirement of common stock, including excise tax	(873,478)	(1)	—	(70,687)	(70,688)
Share-based compensation	—	—	7,104	—	7,104
Balances at June 28, 2026	93,721,860	$94	$858,532	$642,242	$1,500,868

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 28, 2025	95,926,024	$96	$841,848	$561,130	$1,403,074
Net income	—	—	—	292,919	292,919
Issuance of shares under stock plans	557,588	1	1,017	—	1,018
Repurchase and retirement of common stock, including excise tax	(2,761,752)	(3)	—	(211,807)	(211,810)
Share-based compensation	—	—	15,667	—	15,667
Balances at June 28, 2026	93,721,860	$94	$858,532	$642,242	$1,500,868
For the thirteen and twenty-six weeks ended June 29, 2025

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at March 30, 2025	98,187,882	$98	$814,796	$473,088	$1,287,982
Net income	—	—	—	133,703	133,703
Issuance of shares under stock plans	47,398	—	1,223	—	1,223
Repurchase and retirement of common stock, including excise tax	(466,420)	—	—	(74,155)	(74,155)
Share-based compensation	—	—	7,747	—	7,747
Balances at June 29, 2025	97,768,860	$98	$823,766	$532,636	$1,356,500

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2024	99,255,036	$99	$808,140	$513,654	$1,321,893
Net income	—	—	—	313,729	313,729
Other comprehensive income	—	—	—	—	—
Issuance of shares under stock plans	548,261	1	1,223	—	1,224
Repurchase and retirement of common stock, including excise tax	(2,034,437)	(2)	—	(294,747)	(294,749)
Share-based compensation	—	—	14,403	—	14,403
Balances at June 29, 2025	97,768,860	$98	$823,766	$532,636	$1,356,500
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025
Operating activities
Net income	$292,919	$313,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	89,951	75,264
Operating lease asset amortization	79,564	70,568
Share-based compensation	15,667	14,403
Deferred income taxes	5,210	2,941
Other non-cash items	2,282	2,712
Changes in operating assets and liabilities:
Accounts receivable	6,327	21,227
Inventories	(9,719)	(7,782)
Prepaid expenses and other current assets	15,694	(719)
Other assets	(2,334)	(2,529)
Accounts payable	14,523	5,664
Accrued liabilities	(58,209)	10,108
Accrued salaries and benefits	(25,537)	(12,877)
Operating lease liabilities	(63,548)	(83,113)
Other long-term liabilities	6,205	741
Cash flows from operating activities	368,995	410,337
Investing activities
Purchases of property and equipment	(189,907)	(120,319)
Cash flows used in investing activities	(189,907)	(120,319)
Financing activities
Payments on finance lease liabilities	(309)	(644)
Repurchase of common stock	(209,999)	(292,223)
Payments of excise tax on repurchases of common stock	(4,172)	(2,091)
Proceeds from exercise of stock options	1,017	1,224
Cash flows used in financing activities	(213,463)	(293,734)
Decrease in cash, cash equivalents, and restricted cash	(34,375)	(3,716)
Cash, cash equivalents, and restricted cash at beginning of the period	260,894	267,213
Cash, cash equivalents, and restricted cash at the end of the period	$226,519	$263,497

Supplemental disclosure of cash flow information
Cash paid for interest	$889	$796
Cash paid for income taxes	68,577	82,586

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$34,043	$21,651
Excise tax accrued on repurchase of common stock	1,809	2,426
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	190,019	147,535
Property acquired through finance obligations	30,443	—

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of June 28, 2026, the Company operated 490 stores in 25 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
The accompanying unaudited consolidated financial statements include the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission ("SEC") in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. The Company has no items included in other comprehensive income for the periods presented. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2025 (“fiscal year 2025”) included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 19, 2026.
The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
The Company reports its results of operations on a 52- or 53-week fiscal calendar ending on the Sunday closest to December 31. The fiscal year ending January 3, 2027 (“fiscal year 2026”) is a 53-week year, and fiscal year 2025 is a 52-week year. The Company reports its results of operations on a 13-week quarter, except for 53-week fiscal years (in which the fourth quarter has 14 weeks).
All dollar amounts are in thousands, unless otherwise noted.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company’s performance obligations are satisfied upon the transfer of goods to the customer, which occurs at the point of sale, and payment from customers is also due at the time of sale. Proceeds from the sale of gift cards are recorded as a liability at the time of sale and recognized as sales when they are redeemed by the customer, and the performance obligation is satisfied by the Company. The Company’s gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented. The outstanding gift card liability balance is included within accrued liabilities on the Company's consolidated balance sheets.
Beginning in July 2025, the Company implemented a customer loyalty program under which customers earn points on qualifying purchases. Points may be redeemed in future periods for rewards to be used for discounts on the Company's products. The loyalty points represent a material right to the customer and are accounted for as a separate performance obligation. At the time of purchase, the Company allocates a portion of the transaction price to a deferred loyalty liability based on the products' estimated standalone selling price, net of estimated breakage. Revenue allocated to the points is deferred and recognized when the points are redeemed or expire. Points expire approximately 6 months after issuance, and points that have been converted to rewards expire 60 days following conversion. The outstanding liability balance at period end, which the Company classifies as a current liability due to the short expiration period, is included within accrued liabilities on the Company's consolidated balance sheets.
A summary of the activity and balances in the gift card and loyalty program liabilities is as follows:

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025
Beginning Balance	$21,099	$11,071
Gift cards issued during the period but not redeemed(1)	1,827	1,772
Loyalty value deferred during the period, net of amount redeemed or expired(1)	6,975	—
Revenue recognized from beginning liability	(12,786)	(3,492)
Ending Balance	$17,115	$9,351
(1)Net of estimated breakage
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of June 28, 2026.
Restricted Cash
Restricted cash primarily relates to the Company's healthcare, general liability and workers’ compensation plan benefits of $2.6 million and $3.6 million as of June 28, 2026 and December 28, 2025, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") no. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The standard requires public entities to disclose additional disaggregation of expense in the notes to the financial statements for interim and annual reporting periods. The guidance is effective for the Company for its fiscal year 2027. Early adoption is permitted, and the guidance should be applied prospectively, with an option to apply it retrospectively. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.
Intangibles—Goodwill and Other—Internal-Use Software
In September 2025, the FASB issued ASU no. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)". The standard clarifies and modernizes the accounting for costs related to the internal-use software in Accounting Standards Codification ("ASC") 350-40. The guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance is effective for the Company for its fiscal year 2028. Early adoption is permitted, as of the beginning of an annual reporting period. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.
Interim Reporting (Topic 270) - Narrow Scope Improvements
In December 2025, the FASB issued ASU no. 2025-11, "Interim Reporting (Topic 270) - Narrow Scope Improvements". The standard clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. The guidance is effective for the Company for its interim reporting period beginning in its fiscal year 2028. Early adoption is permitted, and the guidance can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements and disclosures.
No other new accounting pronouncements issued or effective during the twenty-six weeks ended June 28, 2026 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 28, 2026 and December 28, 2025.
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
4. Long-Term Debt and Other Finance Obligations
A summary of long-term debt and other finance obligations is as follows:

			As of
Facility	Maturity	Interest Rate	June 28, 2026	December 28, 2025
Senior secured debt
$600.0 million Credit Agreement	July 25, 2030	Variable	—	—
Former Credit Facility(1)	March 25, 2027	Variable	$—	$—
Finance Obligations	September 30, 2036	n/a	99,181	69,420
Finance lease liabilities	Various	n/a	11,618	12,165
Long-term debt and other finance obligations			$110,799	$81,585
(1)The Former Credit Facility (as defined below) was replaced by the $600.0 million Credit Agreement as discussed below.
Credit Agreement
The Company’s subsidiary, Sprouts Farmers Markets Holdings, LLC (“Intermediate Holdings”), is the borrower under a credit agreement entered into on July 25, 2025 (the “Credit Agreement”), by and among the
Company, Intermediate Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a revolving credit facility (the "Revolving Credit Facility") with an initial aggregate commitment of $600.0 million. Amounts outstanding under the Credit Agreement may be increased from time to time in accordance with an expansion feature set forth in the Credit Agreement.
The Company capitalized debt issuance costs of $1.6 million related to the Credit Agreement, which, combined with the remaining $1.1 million debt issuance costs in respect of that certain credit agreement entered into on March 25, 2022 (the “Former Credit Facility”), by and among the Company, Intermediate Holdings, certain lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, which remained outstanding as of the time of Intermediate Holdings’ entry into the Credit Agreement, are being amortized on a straight-line basis to interest expense over the five-year term of the Credit Agreement.
The Credit Agreement provides for a $100.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $22.0 million have been issued as of June 28, 2026 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
Interest and Fees
Loans under the Credit Agreement will initially bear interest, at the Company's option, either at the Term SOFR (as defined in the Credit Agreement) (with a floor of 0.00%) plus a 1.00% per annum or alternate base rate (with a floor of 0.00%) plus 0.00% per annum. The interest rate margins are subject to upward adjustments pursuant to a pricing grid based on the Company’s total net leverage ratio as set forth in the Credit Agreement and to upward or downward adjustments of up to 0.05% based upon the achievement of certain sustainability-linked metric thresholds, as set forth in the Credit Agreement.
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
As of June 28, 2026, loans outstanding under the Credit Agreement bore interest at Term SOFR plus 0.95% per annum. The Company had no loans outstanding under the Credit Agreement as of June 28, 2026.
As of June 28, 2026, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and a fronting fee of 0.125% per annum.
Payments and Borrowings
The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on July 25, 2030, subject to extensions as set forth therein.
The Company may prepay loans and permanently reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except SOFR breakage costs, if applicable).
During the thirteen and twenty-six weeks ended June 28, 2026, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement as of June 28, 2026. During 2025, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement or the Former Credit Facility as of December 28, 2025.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of June 28, 2026.

Finance Obligations

On April 24, 2025, the Company executed a real estate lease for a new corporate headquarters campus and store location that has since commenced. The initial term of the lease is 10 years, and the total non-cancellable lease payments are $110.0 million. These payments have been allocated to the building and land components based on the relative standalone fair value. In addition, the lease includes a renewal option for a period of 10 years. Monthly payments commence on completion of construction, increase annually by a nominal amount, and continue through the end of the initial term. Based on certain criteria and the existence of a purchase option, the Company has been determined to be the owner during the construction period under ASC 842. Further, there is no evidence of an accounting sale to the landlord upon construction completion, which precludes sale-leaseback accounting. As a result, the building assets and corresponding financial obligation will remain on the Company’s balance sheet and will be amortized over the life of the underlying building asset. As of June 28, 2026, the Company has recorded $99.2 million in both construction in progress assets and finance obligations. There will be no material impact to the statements of income until construction completion, which is expected in the third quarter of 2026. Additionally, this lease includes a residual value guarantee. The final amount of the guarantee is to be determined based upon final construction costs. As of June 28, 2026, no amounts related to this residual value guarantee have been deemed probable.
5. Income Taxes
The Company’s effective tax rate increased to 25.8% for the thirteen weeks ended June 28, 2026, compared to 25.6% for the thirteen weeks ended June 29, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for share-based compensation in the current year and amended return true up in the prior year quarter partially offset by a decrease in non-deductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards was $0.4 million and $1.5 million for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively.
The Company’s effective tax rate increased to 24.8% for the twenty-six weeks ended June 28, 2026, compared to 22.9% for the twenty-six weeks ended June 29, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for share-based compensation in the current year partially offset by a decrease in non-deductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards was $4.6 million and $14.3 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Litigation
Harvest Sherwood
In February 2025, the Company terminated its agreement with Harvest Sherwood Food Distributors, Inc. (“Harvest Sherwood”) for the distribution of certain meat and seafood products to the Company due to, among other things, Harvest Sherwood’s failure to pay the Company’s vendors for these products. Subsequently, on February 24, 2025, Harvest Sherwood filed a complaint against the Company in the Superior Court for the State of Delaware alleging breach of contract among other claims and seeking monetary damages of approximately $42.0 million. On March 6, 2025, the Company filed an answer and counterclaims against Harvest Sherwood, asserting its defenses to the complaint and its claims against Harvest Sherwood for breach of contract, negligent misrepresentation and unjust enrichment, among others, and seeking monetary damages of approximately $65.0 million. On May 5, 2025, Harvest Sherwood filed a petition for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") and filed a substantially similar adversary proceeding against the Company in the Bankruptcy Court. As a result, the Company's litigation against Harvest Sherwood has been stayed in the Superior Court for the State of Delaware. In June 2026, the Company and Harvest Sherwood agreed in principle to a settlement of all pending litigation and release of claims against each other in exchange for payment of an immaterial amount by the Company to Harvest Sherwood. The settlement was approved by the Bankruptcy Court on July 27, 2026, subject to a seven-day appeal period.
Stockholder Actions
On November 24, 2025, a complaint was filed in the United States District Court for the District of Arizona (the "District Court") against the Company and certain of its officers by Singh Family Revocable Trust u/a dtd 02/18/2019 on behalf of a purported class of the Company's stockholders. The complaint purports to assert claims under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, based on allegedly false and misleading statements made by certain of the Company's officers regarding the resilience of its customers against macroeconomic pressures. The complaint seeks damages on behalf of the purported class in an unspecified amount and an award of reasonable costs and attorneys’ fees.
On December 16, 2025, stockholder Fraser MacDonald filed a separate complaint in the District Court, purporting to assert derivatively on behalf of the Company claims under federal and state law against nine of the Company’s directors and officers. This complaint echoes many of the substantive allegations in the securities class action and, in addition to unspecified damages and attorneys’ fees, seeks corporate governance reforms by the Company.
On January 9, 2026, another complaint was filed by stockholder Richard Kaiser in the District Court, asserting similar claims against the same nine directors and officers on similar grounds. On February 6, 2026, the District Court issued an order consolidating the two derivative actions under the caption MacDonald v. Sinclair, et al., No. CV-25-04723-PHX-DWL (D. Ariz.). On April 21, 2026, the Court granted the defendants’ unopposed motion to stay the consolidated case pending resolution of the Singh Family Revocable Trust securities class action. The case is presently stayed accordingly.
The Company and its executives intend to defend these cases vigorously, but at this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company. Accordingly, no loss contingency was recorded for these actions.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Stockholders’ Equity
Share Repurchases
On August 13, 2025, the Company's board of directors (the "Board") authorized a new $1 billion share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on May 22, 2027, of which $142.6 million remained available upon its replacement, and under which no further shares may be repurchased. The new repurchase authorization does not have an expiration date; however, the Board expects to periodically review the authorization to assess its continued appropriateness in light of the Company's capital allocation priorities, market conditions, alternative investment opportunities, and other factors. The following table outlines the common stock share repurchase programs authorized by the Board and the related repurchase activity and available authorization as of June 28, 2026:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$373,994	$626,006
The shares under the Company’s current repurchase program may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The Board’s authorization of the share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended, or discontinued at any time.
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Number of common shares acquired	873,478	466,420	2,761,752	2,034,437
Average price per common share acquired	$80.93	$158.99	$76.69	$144.88
Total cost of common shares acquired	$70,688	$74,155	$211,810	$294,749
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to June 28, 2026 and through July 27, 2026, the Company repurchased an additional 0.5 million shares of common stock for $40.0 million, excluding excise tax.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Basic net income per share:
Net income	$129,195	$133,703	$292,919	$313,729
Weighted average shares outstanding - basic	93,988	97,858	94,401	98,198
Basic net income per share	$1.37	$1.37	$3.10	$3.19
Diluted net income per share:
Net income	$129,195	$133,703	$292,919	$313,729
Weighted average shares outstanding - basic	93,988	97,858	94,401	98,198
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	364	582	354	579
RSUs	58	242	124	364
PSAs	—	92	116	118
Weighted average shares and equivalent shares outstanding - diluted	94,410	98,774	94,995	99,259
Diluted net income per share	$1.37	$1.35	$3.08	$3.16
For the thirteen weeks ended June 28, 2026, the Company had 0.2 million options, 0.1 million RSUs and 0.3 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended June 29, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
For the twenty-six weeks ended June 28, 2026, the Company had 0.1 million options, 0.1 million RSUs and 0.3 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the twenty-six weeks ended June 29, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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
The following table represents the significant expense and key metrics reviewed by the CODM:

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net Sales	$2,325,804	$2,220,602	$4,654,983	$4,457,038
Less:
Cost of sales	1,425,156	1,358,002	2,837,059	2,708,075
Direct store expenses	596,556	552,027	1,167,151	1,086,824
Other segment items (1)	129,918	131,217	261,292	256,451
Interest expense/(income), net	68	(431)	(61)	(1,355)
Income tax provision	44,911	46,084	96,623	93,314
Net income	$129,195	$133,703	$292,919	$313,729
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
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025:

	Thirteen weeks ended
	June 28, 2026		June 29, 2025
Perishables	$1,329,582	57.2%	$1,271,145	57.2%
Non-Perishables	996,222	42.8%	949,457	42.8%
Net Sales	$2,325,804	100.0%	$2,220,602	100.0%

	Twenty-six weeks ended
	June 28, 2026		June 29, 2025
Perishables	$2,646,166	56.8%	$2,540,877	57.0%
Non-Perishables	2,008,817	43.2%	1,916,161	43.0%
Net Sales	$4,654,983	100.0%	$4,457,038	100.0%
10. Share-Based Compensation
2022 Incentive Plan
In March 2022, the Board adopted the Sprouts Farmers Market, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Incentive Plan”), which became effective May 25, 2022, upon approval by the Company’s stockholders. The 2022 Incentive Plan provides team members of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Board with the opportunity to receive grants of equity awards, including stock options, RSUs, PSAs, and other stock-based awards. The 2022 Incentive Plan replaced the 2013 Incentive Plan (as defined below).

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Awards Granted under the 2022 Incentive Plan
During the twenty-six weeks ended June 28, 2026, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 12, 2026	335,408	119,012	112,765
April 30, 2026	7,395	2,125	2,798
June 4, 2026	9,469	—	—
Total	352,272	121,137	115,563
Weighted average grant date fair value	$78.94	$78.89	$30.33
Weighted average exercise price	$—	$—	$78.91
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of June 28, 2026, there were 1,077,744 stock awards outstanding and 4,770,188 shares of common stock remaining available for issuance under the 2022 Incentive Plan.
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
PSAs
PSAs granted in 2023 are subject to the Company achieving certain earnings before interest and taxes ("EBIT") performance targets for the 2025 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2025 EBIT were deemed to have been met, and the PSAs vested at the maximum payout level on the third anniversary of the grant date (March 2026). There were no outstanding 2023 PSAs as of June 28, 2026.

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
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Share-based compensation expense	$7,104	$7,747	$15,667	$14,403
The following share-based awards were outstanding under the 2022 Incentive Plan and the 2013 Incentive Plan as of June 28, 2026 and June 29, 2025:

	As of
	June 28, 2026	June 29, 2025
	(in thousands)
Options
Vested	604	570
Unvested	193	213
RSUs	523	457
PSAs	262	306
As of June 28, 2026, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$5,477	2.2
RSUs	39,729	2.2
PSAs	18,161	2.1
Total unrecognized compensation expense at June 28, 2026	$63,367
During the twenty-six weeks ended June 28, 2026 and June 29, 2025, the Company received $1.0 million and $1.2 million, respectively, in cash proceeds from the exercise of options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the 2025 fiscal year, filed with the Securities and Exchange Commission ("SEC") on February 19, 2026 (“2025 Form 10-K”). All dollar amounts included below are in thousands, unless otherwise noted.
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 490 stores in 25 states as of June 28, 2026, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through June 28, 2026, we have opened 125 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve our financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. As a step to improve our fresh supply chain, in 2025 we began the transition to a self-distribution model for meat and seafood through our fresh distribution centers. As a result, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of June 28, 2026.
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
The twenty-six weeks ended June 28, 2026 were characterized by an uneven macroeconomic backdrop, with customers continuing to make thoughtful choices around their healthy grocery spend amid cost pressures. We are taking action to address these challenges through our initiatives in affordability, innovation, personalization, marketing, and supply chain as we continue executing our long-term growth strategy.
Results of Operations for Thirteen Weeks Ended June 28, 2026 and June 29, 2025
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Thirteen weeks ended
	June 28, 2026	June 29, 2025
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,325,804	$2,220,602
Cost of sales	1,425,156	1,358,002
Gross profit	900,648	862,600
Selling, general and administrative expenses	682,633	645,127
Depreciation and amortization (exclusive of depreciation included in cost of sales)	43,081	36,606
Store closure and other costs, net	760	1,511
Income from operations	174,174	179,356
Interest expense/(income), net	68	(431)
Income before income taxes	174,106	179,787
Income tax provision	44,911	46,084
Net income	$129,195	$133,703

Weighted average shares outstanding - basic	93,988	97,858
Diluted effect of equity-based awards	422	916
Weighted average shares and equivalent shares outstanding - diluted	94,410	98,774
Diluted net income per share	$1.37	$1.35

	Thirteen weeks ended
	June 28, 2026	June 29, 2025
Other Operating Data:
Comparable store sales	(1.0)%	10.2%
Stores at beginning of period	483	443
Closed	—	—
Opened	7	12
Stores at end of period	490	455

Comparison of Thirteen Weeks Ended June 28, 2026 to Thirteen Weeks Ended June 29, 2025

Net sales

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Net sales	$2,325,804	$2,220,602	$105,202	5%
Comparable store sales	(1.0)%	10.2%
Net sales during the thirteen weeks ended June 28, 2026 totaled $2.3 billion, an increase of $105.2 million, or 5%, compared to the thirteen weeks ended June 29, 2025. The sales increase was driven by sales from new stores opened in the last twelve months, partially offset by a 1.0% decrease in comparable store sales. Comparable stores contributed approximately 93% of total sales for the thirteen weeks ended June 28, 2026 and June 29, 2025.
Cost of sales and gross profit

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Net sales	$2,325,804	$2,220,602	$105,202	5%
Cost of sales	1,425,156	1,358,002	67,154	5%
Gross profit	900,648	862,600	38,048	4%
Gross margin	38.7%	38.8%	(0.1)%
Gross profit totaled $900.6 million during the thirteen weeks ended June 28, 2026, an increase of $38.0 million, or 4%, compared to the thirteen weeks ended June 29, 2025, driven by increased sales volume from new stores. Gross margin decreased by 0.1% to 38.7% for the thirteen weeks ended June 28, 2026, compared to 38.8% for the thirteen weeks ended June 29, 2025, primarily driven by the impact from our loyalty program and elevated fuel costs. This was partially offset by benefits from self-distribution and vendor participation.
Selling, general and administrative expenses

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Selling, general and administrative expenses	$682,633	$645,127	$37,506	6%
Percentage of net sales	29.4%	29.1%	0.3%
Selling, general and administrative expenses during the thirteen weeks ended June 28, 2026 increased $37.5 million, or 6%, compared to the thirteen weeks ended June 29, 2025. The increase was primarily due to the increase in new stores opened since the comparable period last year. As a percentage of net sales, selling, general and administrative expenses increased slightly, primarily due to lower comparable store sales and investments in the business made during the period. This was partially offset by cost control initiatives and operating expense management.

Depreciation and amortization

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Depreciation and amortization	$43,081	$36,606	$6,475	18%
Percentage of net sales	1.9%	1.6%	0.3%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $43.1 million for the thirteen weeks ended June 28, 2026, compared to $36.6 million for the thirteen weeks ended June 29, 2025. Depreciation and amortization expense primarily consists of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores.
Store closure and other costs, net

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Store closure and other costs, net	$760	$1,511	$(751)	(50)%
Percentage of net sales	—%	0.1%	(0.1)%
Store closure and other costs, net decreased $0.8 million to $0.8 million for the thirteen weeks ended June 28, 2026, compared to $1.5 million for the thirteen weeks ended June 29, 2025. Store closure and other costs, net primarily consist of ongoing occupancy costs associated with our closed store locations as well as one-time costs associated with disaster recovery activity.
Interest expense/(income), net

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Long-term debt	$181	$215	$(34)	(16)%
Finance leases	251	168	83	49%
Deferred financing costs	133	193	(60)	(31)%
Interest income and other	(497)	(1,007)	510	51%
Total interest expense/(income), net	$68	$(431)	$499	116%
The change to interest expense/(income), net for the thirteen weeks ended June 28, 2026 compared to interest expense/(income), net in the thirteen weeks ended June 29, 2025 was primarily due to lower interest rates and invested cash. See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:
The table below provides the updated requirements of ASU no. 2023-09 for the thirteen weeks ended June 28, 2026.

	Thirteen weeks ended
	June 28, 2026
Federal statutory rate	$36,562	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit(1)	8,641	5.0%
Enhanced charitable contributions	(1,579)	(0.9)%
Federal credits	(32)	—%
Transferable Tax Credits	(47)	—%
Share-based payment awards	(411)	(0.3)%
Non-deductible Executive Compensation	1,717	1.0%
Other, net(2)	60	—%
Effective tax rate	$44,911	25.8%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes items that are immaterial individually and in total.

Thirteen weeks ended
June 29, 2025
Federal statutory rate	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.1%
Enhanced charitable contributions	(1.0)%
Federal credits	(0.2)%
Share-based payment awards	(0.9)%
Non-deductible Executive Compensation	1.7%
Other, net	(0.1)%
Effective tax rate	25.6%

The effective tax rate increased to 25.8% for the thirteen weeks ended June 28, 2026 from 25.6% for the thirteen weeks ended June 29, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for share-based compensation and amended return true up in the prior year quarter, partially offset by a decrease in non-deductible executive compensation.
Net income

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Net income	$129,195	$133,703	$(4,508)	(3)%
Percentage of net sales	5.6%	6.0%	(0.4)%
Net income decreased $4.5 million primarily due to decreased comparable store sales and higher selling, general and administrative expenses for the reasons discussed above.

Diluted earnings per share

	Thirteen weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Diluted earnings per share	$1.37	$1.35	$0.02	1%
Diluted weighted average shares outstanding	94,410	98,774	(4,364)
The increase in diluted earnings per share of $0.02 was driven by fewer outstanding shares largely due to share repurchase activity during the thirteen weeks ended June 28, 2026 under our share repurchase program.
Results of Operations for Twenty-six Weeks Ended June 28, 2026 and June 29, 2025
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$4,654,983	$4,457,038
Cost of sales	2,837,059	2,708,075
Gross profit	1,817,924	1,748,963
Selling, general and administrative expenses	1,341,414	1,268,353
Depreciation and amortization (exclusive of depreciation included in cost of sales)	85,108	71,705
Store closure and other costs, net	1,921	3,217
Income from operations	389,481	405,688
Interest expense/(income), net	(61)	(1,355)
Income before income taxes	389,542	407,043
Income tax provision	96,623	93,314
Net income	$292,919	$313,729

Weighted average shares outstanding - basic	94,401	98,198
Diluted effect of equity-based awards	594	1,061
Weighted average shares and equivalent shares outstanding - diluted	94,995	99,259
Diluted net income per share	$3.08	$3.16

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025
Other Operating Data:
Comparable store sales growth	(1.4)%	10.9%
Stores at beginning of period	477	440
Closed	—	—
Opened	13	15
Stores at end of period	490	455

Comparison of Twenty-six Weeks Ended June 28, 2026 to Twenty-six Weeks Ended June 29, 2025
Net Sales

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Net sales	$4,654,983	$4,457,038	$197,945	4%
Comparable store sales growth	(1.4)%	10.9%
Net sales during the twenty-six weeks ended June 28, 2026 totaled $4.7 billion, an increase of $197.9 million, or 4%, compared to the twenty-six weeks ended June 29, 2025. The sales increase was primarily due to new stores opened in the last twelve months, partially offset by a 1.4% decrease in comparable store sales. Comparable stores contributed approximately 93% of total sales for the twenty-six weeks ended June 28, 2026 and June 29, 2025.
Cost of sales and gross profit

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Net sales	$4,654,983	$4,457,038	$197,945	4%
Cost of sales	2,837,059	2,708,075	128,984	5%
Gross profit	1,817,924	1,748,963	68,961	4%
Gross margin	39.1%	39.2%	(0.1)%
Gross profit totaled $1.8 billion during the twenty-six weeks ended June 28, 2026, an increase of $69.0 million, or 4%, compared to the twenty-six weeks ended June 29, 2025, driven by increased sales volume from new stores. Gross margin decreased to 39.1% for the twenty-six weeks ended June 28, 2026, compared to 39.2% for the twenty-six weeks ended June 29, 2025, primarily driven by the impact from our loyalty program and elevated fuel costs. This was partially offset by benefits from self-distribution and vendor participation.
Selling, general and administrative expenses

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Selling, general and administrative expenses	$1,341,414	$1,268,353	$73,061	6%
Percentage of net sales	28.8%	28.5%	0.3%
Selling, general and administrative expenses during the twenty-six weeks ended June 28, 2026 increased by $73.1 million, or 6%, compared to the twenty-six weeks ended June 29, 2025. The increase was primarily driven by the increase in new stores opened since the prior year period. As a percentage of net sales, selling, general and administrative expenses increased slightly, primarily due to lower comparable store sales during the period, while fixed cost components, including payroll and occupancy expenses, remained relatively consistent.
Depreciation and amortization

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Depreciation and amortization	$85,108	$71,705	$13,403	19%
Percentage of net sales	1.8%	1.6%	0.2%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $85.1 million for the twenty-six weeks ended June 28, 2026, compared to $71.7 million for the twenty-six weeks ended

June 29, 2025. Depreciation and amortization expenses (exclusive of depreciation included in cost of sales) primarily consist of depreciation and amortization for buildings, store leasehold improvements, and equipment for new stores.
Store closure and other costs, net

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Store closure and other costs, net	$1,921	$3,217	$(1,296)	(40)%
Percentage of net sales	—%	0.1%	(0.1)%
Store closure and other costs, net for the twenty-six weeks ended June 28, 2026 decreased $1.3 million to $1.9 million, compared to $3.2 million for the twenty-six weeks ended June 29, 2025. Store closure and other costs, net primarily consists of ongoing occupancy costs associated with our closed store locations as well as one-time costs associated with disaster recovery activity.
Interest expense/(income), net

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Long-term debt	$377	$425	$(48)	(11)%
Finance leases	512	344	168	49%
Deferred financing costs	267	386	(119)	(31)%
Interest income and other	(1,217)	(2,510)	1,293	52%
Total interest expense/(income), net	$(61)	$(1,355)	$1,294	95%
Interest expense/(income), net decreased to $(0.1) million for the twenty-six weeks ended June 28, 2026, compared to $(1.4) million for the twenty-six weeks ended June 29, 2025 primarily due to lower average debt outstanding and higher interest income earned as a result of higher interest rates. See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:
The table below provides the updated requirements of ASU no. 2023-09 for the twenty-six weeks ended June 28, 2026.

	Twenty-six weeks ended
	June 28, 2026
Federal statutory rate	$81,804	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit(1)	19,331	5.0%
Enhanced charitable contributions	(3,638)	(0.9)%
Federal credits	(72)	—%
Transferable Tax Credits	(174)	(0.1)%
Share-based payment awards	(4,614)	(1.2)%
Non-deductible Executive Compensation	4,081	1.0%
Other, net(2)	(95)	—%
Effective tax rate	$96,623	24.8%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes items that are immaterial individually and in total.

Twenty-six weeks ended
June 29, 2025
Federal statutory rate	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.0%
Enhanced charitable contributions	(0.9)%
Federal credits	(0.2)%
Share-based payment awards	(3.5)%
Non-deductible Executive Compensation	1.6%
Other, net	(0.1)%
Effective tax rate	22.9%

The effective tax rate increased to 24.8% for the twenty-six weeks ended June 28, 2026 from 22.9% for the twenty-six weeks ended June 29, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for share-based compensation in the current year partially offset by a decrease in non-deductible executive compensation.
Net income

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Net income	$292,919	$313,729	$(20,810)	(7)%
Percentage of net sales	6.3%	7.0%	(0.7)%
Net income decreased $20.8 million primarily due to decreased comparable store sales and higher selling, general and administrative expenses for the reasons discussed above.

Diluted earnings per share

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change	% Change
Diluted earnings per share	$3.08	$3.16	$(0.08)	(3)%
Diluted weighted average shares outstanding	94,995	99,259	(4,264)
The decrease in diluted earnings per share of $0.08 was driven by lower net income, partially offset by fewer outstanding shares largely due to our share repurchase program.
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
We define ROIC as net operating profit after tax (“NOPAT”), including the effect of capitalized operating leases, divided by average invested capital. Operating lease interest represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as a finance lease. The assumed ownership and associated interest expense are calculated using the discount rate for each lease as recorded as a component of rent expense within selling, general and administrative expenses. Invested capital reflects a trailing four-quarter average.
As numerous methods exist for calculating ROIC, our method may differ from methods used by other companies to calculate their ROIC. It is important to understand the methods and the differences in those methods used by other companies to calculate their ROIC before comparing our ROIC to that of other companies.

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	June 28, 2026	June 29, 2025
	(dollars in thousands)
Net income (1)	$502,860	$484,941
Interest (income) expense, net of tax (2)	(995)	(3,215)
Net operating profit after tax (NOPAT)	$501,865	$481,726

Total rent expense, net of tax (2)	217,718	199,181
Estimated depreciation on operating leases, net of tax (2)	(119,452)	(110,089)
Estimated interest on operating leases, net of tax (2), (3)	98,266	89,092
NOPAT, including effect of operating leases	$600,131	$570,818

Average net working capital	155,303	153,340
Average property and equipment	1,062,294	880,888
Average other assets	610,502	604,569
Average other liabilities	(119,626)	(108,197)
Average invested capital	$1,708,473	$1,530,600

Average operating leases (4)	1,873,047	1,676,647
Average invested capital, including operating leases	$3,581,520	$3,207,247

ROIC, including operating leases	16.8%	17.8%
(1)Net income amounts represent total net income for the past four trailing quarters.
(2)Net of tax amounts are calculated using the normalized effective tax rate for the periods presented.
(3)2026 and 2025 estimated interest on operating leases is calculated by multiplying operating leases by the discount rate of 7.0% for each lease recorded as rent expense within direct store expense.
(4)Average operating leases represent the average net present value of outstanding lease obligations over the past four trailing quarters.
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period:

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025
Cash, cash equivalents and restricted cash at end of period	$226,519	$263,497
Cash flows from operating activities	$368,995	$410,337
Cash flows used in investing activities	$(189,907)	$(120,319)
Cash flows used in financing activities	$(213,463)	$(293,734)
We have generally financed our operations principally through cash generated from operations and borrowings under our credit facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening new stores, remodels and maintenance, repurchases of our common stock and debt service. Our principal contractual obligations and commitments consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Our operating and finance leases for the rental of land, buildings, and for rental of facilities and equipment expire or become subject to renewal clauses at various dates through 2049. We believe that our existing cash, cash equivalents and restricted cash, and cash anticipated to be generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months and going forward. Our future capital requirements will depend on many factors, including new store openings, remodel and maintenance capital expenditures at existing stores, store initiatives and other corporate capital expenditures and activities. Our cash, cash equivalents and restricted cash position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within days from the related sale.
Operating Activities
Cash flows from operating activities decreased by $41.3 million to $369.0 million for the twenty-six weeks ended June 28, 2026 compared to $410.3 million for the twenty-six weeks ended June 29, 2025. The decrease in cash flows from operating activities was primarily a result of changes in working capital of $72.5 million partially offset by a $19.6 million decrease in payment on our operating lease liabilities, higher net income adjusted for non-cash items of $6.0 million, and a $5.5 million increase in long term liabilities.
Cash flows (used in)/provided by operating activities from changes in working capital were $(56.9) million in the twenty-six weeks ended June 28, 2026 compared to $15.6 million in the twenty-six weeks ended June 29, 2025. The $72.5 million decrease in cash flows from changes in working capital was primarily attributable to the following factors, each of which had a negative impact on working capital: (i) $59.5 million change in accounts payable and accrued liabilities primarily due to timing differences of payments for goods and services, (ii) $14.9 million change in accounts receivable driven by the timing of collections, (iii) $12.7 million change in accrued salaries and benefits primarily driven by the payout of annual corporate bonuses, and (iv) $1.9 million change in inventory largely driven by increased store count. These decreases were partially offset by a $16.4 million change in prepaid expenses primarily driven by tax expense exceeding tax payments.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $189.9 million and $120.3 million, for the twenty-six weeks ended June 28, 2026 and the twenty-six weeks ended June 29, 2025, respectively.
We expect capital expenditures to be approximately $310 million in fiscal year 2026, including expenditures incurred to date, net of landlord reimbursements, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.
Financing Activities
Cash flows used in financing activities were $213.5 million for the twenty-six weeks ended June 28, 2026 compared to $293.7 million for the twenty-six weeks ended June 29, 2025. In both periods, the cash flows used in financing activities primarily consisted of repurchases of our common stock.
Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of June 28, 2026 and December 28, 2025.
See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase program authorized by our board, and the related repurchase activity and available authorization as of June 28, 2026:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$373,994	$626,006
The shares under our current repurchase program may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. Our board’s authorization of the share repurchase program does not obligate our Company to acquire any particular amount of common stock, and the repurchase program may be commenced, suspended, or discontinued at any time.
Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Number of common shares acquired	873,478	466,420	2,761,752	2,034,437
Average price per common share acquired	$80.93	$158.99	$76.69	$144.88
Total cost of common shares acquired	$70,688	$74,155	$211,810	$294,749
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to June 28, 2026 and through July 27, 2026, we repurchased an additional 0.5 million shares of common stock for $40.0 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Other Finance Obligations” and Note 6, "Commitments and Contingencies" of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of June 28, 2026 in our contractual obligations and commitments from those reported in our 2025 Form 10-K.
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
Food inflation and deflation are affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies, as well as our competitors’ responses. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.
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
There have been no substantial changes to these estimates, or the policies related to them during the thirteen and twenty-six weeks ended June 28, 2026. For a full discussion of these estimates and policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in Part II — Item 7 of our 2025 Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Other Finance Obligations” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR (as defined in the Credit Agreement). Accordingly, we could be exposed to fluctuations in interest rates. As of June 28, 2026, we had no outstanding borrowings under our Credit Agreement.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended June 28, 2026, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, product liability, personal injury, intellectual property and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although management does not expect that the outcome in these proceedings will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could materially impact our results.
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
There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended June 28, 2026.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
March 30, 2026 - April 26, 2026	519,762	$76.96	519,762	$656,006,000
April 27, 2026 - May 24, 2026	172,288	$87.06	172,288	$641,006,000
May 25, 2026 - June 28, 2026	181,428	$82.68	181,428	$626,006,000
Total	873,478		873,478
(1)Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2026.
(2)Average price paid per share includes costs associated with the purchases, but excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3)On August 13, 2025, our board of directors authorized a new $1 billion share repurchase program for our common stock. The new repurchase authorization does not have an expiration date. The shares may be purchased on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the second quarter of 2026, none of our directors or executive officers adopted or terminated a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: July 29, 2026	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)