Form 10-Q
period 2026-09-27
Sprouts Farmers Market, Inc.
filed 2026-10-28
CIK 1575515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36029
Sprouts Farmers Market, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0331600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20700 North 56th Street
Phoenix, Arizona 85054
(Address of principal executive offices and zip code)
(480) 814-8016
(Registrant’s telephone number, including area code)
5455 East High Street, Suite 111
Phoenix, Arizona 85054
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, the registrant had 92,232,635 shares of common stock, $0.001 par value per share, outstanding.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2026

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 27, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$228,664	$257,282
Accounts receivable, net	31,539	65,221
Inventories	440,434	427,095
Prepaid expenses and other current assets	35,229	60,306
Total current assets	735,866	809,904
Property and equipment, net of accumulated depreciation	1,246,011	1,085,356
Operating lease assets, net	1,863,438	1,652,732
Intangible assets	208,215	208,215
Goodwill	381,750	381,750
Other assets	23,781	20,692
Total assets	$4,459,061	$4,158,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,740	$291,033
Accrued liabilities	272,845	304,419
Accrued salaries and benefits	65,501	96,017
Current portion of operating lease liabilities	192,553	177,263
Current portion of finance lease and other finance obligations	3,509	2,071
Total current liabilities	759,148	870,803
Long-term operating lease liabilities	1,909,922	1,682,425
Long-term debt and other finance obligations	129,577	81,585
Other long-term liabilities	44,656	40,283
Deferred income tax liability	86,430	80,479
Total liabilities	2,929,733	2,755,575
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 92,673,774 shares issued and outstanding, September 27, 2026; 95,926,024 shares issued and outstanding, December 28, 2025	93	96
Additional paid-in capital	863,652	841,848
Retained earnings	665,583	561,130
Total stockholders’ equity	1,529,328	1,403,074
Total liabilities and stockholders’ equity	$4,459,061	$4,158,649
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$2,304,720	$2,200,430	$6,959,703	$6,657,468
Cost of sales	1,423,926	1,349,379	4,260,985	4,057,454
Gross profit	880,794	851,051	2,698,718	2,600,014
Selling, general and administrative expenses	683,262	653,329	2,024,676	1,921,682
Depreciation and amortization (exclusive of depreciation included in cost of sales)	44,916	38,862	130,024	110,567
Store closure and other costs/(credits), net	(169)	1,462	1,752	4,679
Income from operations	152,785	157,398	542,266	563,086
Interest expense/(income), net	1,419	(690)	1,358	(2,045)
Income before income taxes	151,366	158,088	540,908	565,131
Income tax provision	37,945	37,972	134,568	131,286
Net income	$113,421	$120,116	$406,340	$433,845
Net income per share:
Basic	$1.22	$1.23	$4.32	$4.43
Diluted	$1.21	$1.22	$4.30	$4.38
Weighted average shares outstanding:
Basic	93,128	97,672	93,976	98,023
Diluted	93,666	98,715	94,556	99,086
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

For the thirteen and thirty-nine weeks ended September 27, 2026

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at June 28, 2026	93,721,860	$94	$858,532	$642,242	$1,500,868
Net income	—	—	—	113,421	113,421
Issuance of shares under stock plans	78,237	—	1,322	—	1,322
Repurchase and retirement of common stock, including excise tax	(1,126,323)	(1)	—	(90,080)	(90,081)
Share-based compensation	—	—	3,798	—	3,798
Balances at September 27, 2026	92,673,774	$93	$863,652	$665,583	$1,529,328

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 28, 2025	95,926,024	$96	$841,848	$561,130	$1,403,074
Net income	—	—	—	406,340	406,340
Issuance of shares under stock plans	635,825	1	2,339	—	2,340
Repurchase and retirement of common stock, including excise tax	(3,888,075)	(4)	—	(301,887)	(301,891)
Share-based compensation	—	—	19,465	—	19,465
Balances at September 27, 2026	92,673,774	$93	$863,652	$665,583	$1,529,328
For the thirteen and thirty-nine weeks ended September 28, 2025

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at June 29, 2025	97,768,860	$98	$823,766	$532,636	$1,356,500
Net income	—	—	—	120,116	120,116
Issuance of shares under stock plans	47,018	—	462	—	462
Repurchase and retirement of common stock, including excise tax	(364,852)	—	—	(50,162)	(50,162)
Share-based compensation	—	—	7,642	—	7,642
Balances at September 28, 2025	97,451,026	$98	$831,870	$602,590	$1,434,558

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
Balances at December 29, 2024	99,255,036	$99	$808,140	$513,654	$1,321,893
Net income	—	—	—	433,845	433,845
Issuance of shares under stock plans	595,279	1	1,685	—	1,686
Repurchase and retirement of common stock, including excise tax	(2,399,289)	(2)	—	(344,909)	(344,911)
Share-based compensation	—	—	22,045	—	22,045
Balances at September 28, 2025	97,451,026	$98	$831,870	$602,590	$1,434,558
The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025
Operating activities
Net income	$406,340	$433,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	137,671	116,003
Operating lease asset amortization	121,171	107,866
Share-based compensation	19,465	22,045
Deferred income taxes	5,951	(488)
Other non-cash items	3,819	1,643
Changes in operating assets and liabilities:
Accounts receivable	8,495	24,688
Inventories	(13,339)	(56,608)
Prepaid expenses and other current assets	25,836	5,310
Other assets	(3,647)	(3,928)
Accounts payable	4,819	23,231
Accrued liabilities	(34,660)	23,496
Accrued salaries and benefits	(30,516)	(8,397)
Accrued income tax	—	11,522
Operating lease liabilities	(102,885)	(123,680)
Other long-term liabilities	6,607	923
Cash flows provided by operating activities	555,127	577,471
Investing activities
Purchases of property and equipment	(284,210)	(176,081)
Cash flows used in investing activities	(284,210)	(176,081)
Financing activities
Payments on finance lease liabilities	(598)	(793)
Repurchase of common stock	(299,221)	(341,925)
Payments of excise tax on repurchases of common stock	(4,172)	(2,091)
Proceeds from exercise of stock options	2,339	1,686
Other financing activities	1,100	—
Cash flows used in financing activities	(300,552)	(343,123)
(Decrease)/increase in cash, cash equivalents, and restricted cash	(29,635)	58,267
Cash, cash equivalents, and restricted cash at beginning of the period	260,894	267,213
Cash, cash equivalents, and restricted cash at the end of the period	$231,259	$325,480

Supplemental disclosure of cash flow information
Cash paid for interest	$2,488	$1,293
Cash paid for income taxes	97,506	111,438

Supplemental disclosure of non-cash activities
Property and equipment in accounts payable and accrued liabilities	$32,265	$26,025
Leased assets obtained in exchange for new operating lease liabilities, net of lease terminations	332,012	237,068
Property acquired through finance obligations	48,209	40,978

The accompanying notes are an integral part of these consolidated financial statements.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Sprouts Farmers Market, Inc., a Delaware corporation, through its subsidiaries, offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. The Company continues to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. As of September 27, 2026, the Company operated 504 stores in 25 states. For convenience, the “Company” is used to refer collectively to Sprouts Farmers Market, Inc. and unless the context otherwise requires, its subsidiaries. The Company’s store operations are conducted by its subsidiaries.
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
A summary of the activity and balances in the gift card and loyalty program liabilities is as follows:

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025
Beginning Balance	$21,099	$11,071
Gift cards issued during the period but not redeemed(1)	2,271	2,218
Loyalty value deferred during the period, net of amount redeemed or expired(1)	6,821	2,609
Revenue recognized from beginning liability(2)	(13,285)	(3,978)
Ending Balance	$16,906	$11,920
(1)Net of estimated breakage
(2)Increase primarily attributable to the Company's 2025 loyalty program implementation and program growth
The nature of goods the Company transfers to customers at the point of sale are inventories, consisting of merchandise purchased for resale.
The Company does not have any material contract assets or receivables from contracts with customers, any revenue recognized in the current period from performance obligations satisfied in previous periods, any contract performance obligations, or any material costs to obtain or fulfill a contract as of September 27, 2026.
Restricted Cash
Restricted cash primarily relates to the Company's healthcare, general liability and workers’ compensation plan benefits of $2.6 million and $3.6 million as of September 27, 2026 and December 28, 2025, respectively. These balances are included in prepaid expenses and other current assets in the consolidated balance sheets.

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
No other new accounting pronouncements issued or effective during the thirty-nine weeks ended September 27, 2026 had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 27, 2026 and December 28, 2025.
The determination of fair values of certain tangible and intangible assets for purposes of the Company’s goodwill or long-lived asset impairment evaluation is based upon Level 3 inputs. When necessary, the Company uses third-party market data and market participant assumptions to derive the fair value of its asset groupings, which primarily include right-of-use lease assets and property and equipment.
Cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, and accrued salaries and benefits approximate fair value because of the short maturity of those instruments.
4. Long-Term Debt and Other Finance Obligations
A summary of long-term debt and other finance obligations is as follows:

			As of
Facility	Maturity	Interest Rate	September 27, 2026	December 28, 2025
Senior secured debt
$600.0 million Credit Agreement	July 25, 2030	Variable	—	—
Former Credit Facility(1)	March 25, 2027	Variable	$—	$—
Finance Obligations	September 30, 2036	n/a	118,555	69,420
Finance lease liabilities	Various	n/a	11,022	12,165
Long-term debt and other finance obligations			$129,577	$81,585
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
The Credit Agreement provides for a $100.0 million letter of credit sub-facility (the "Letter of Credit Sub-Facility") and a $50.0 million swingline facility. Letters of credit issued under the Credit Agreement reduce the capacity of Intermediate Holdings to borrow under the Revolving Credit Facility. Letters of credit totaling $22.0 million have been issued as of September 27, 2026 under the Letter of Credit Sub-Facility, primarily to support the Company’s insurance programs.
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
Interest and Fees
Loans under the Credit Agreement will initially bear interest, at the Company's option, either at the Term SOFR (as defined in the Credit Agreement) (with a floor of 0.00%) plus 1.00% per annum or alternate base rate (with a floor of 0.00%) plus 0.00% per annum. The interest rate margins are subject to upward adjustments pursuant to a pricing grid based on the Company’s total net leverage ratio as set forth in the Credit Agreement and to upward or downward adjustments of up to 0.05% based upon the achievement of certain sustainability-linked metric thresholds, as set forth in the Credit Agreement.
Under the terms of the Credit Agreement, the Company is obligated to pay a commitment fee on the available unused amount of the commitments, which commitment fee ranges from 0.09% to 0.225% per annum, pursuant to a pricing grid based on the Company’s total net leverage ratio. The commitment fees are subject to upward or downward adjustments of up to 0.01% based upon the achievement of certain sustainability-linked metric thresholds, as set forth in the Credit Agreement.
As of September 27, 2026, any loans outstanding under the Credit Agreement would have borne interest at Term SOFR plus 0.95% per annum. The Company had no loans outstanding under the Credit Agreement as of September 27, 2026.
As of September 27, 2026, outstanding letters of credit issued under the Credit Agreement were subject to a participation fee of 0.95% per annum and a fronting fee of 0.125% per annum.
Payments and Borrowings
The Credit Agreement is scheduled to mature, and the commitments thereunder will terminate on July 25, 2030, subject to extensions as set forth therein.
The Company may prepay loans and permanently reduce commitments under the Credit Agreement at any time in agreed-upon minimum principal amounts, without premium or penalty (except SOFR breakage costs, if applicable).
During the thirteen and thirty-nine weeks ended September 27, 2026, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement as of September 27, 2026. During 2025, the Company made no additional borrowings and had no outstanding debt under the Credit Agreement or the Former Credit Facility as of December 28, 2025.
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
The Company was in compliance with all applicable covenants under the Credit Agreement as of September 27, 2026.

Finance Obligations

On April 24, 2025, the Company executed a real estate lease for a new corporate headquarters campus and store location that has since commenced. The initial term of the lease is 10 years, and the total non-cancellable lease payments are $105.3 million. These payments have been allocated to the building and land components based on the relative standalone fair value. In addition, the lease includes a renewal option for a period of 10 years. Monthly payments commence on completion of construction, increase annually by a nominal amount, and continue through the end of the initial term. Based on certain criteria and the existence of a purchase option, the Company had been determined to be the owner during the construction period under ASC 842. Further, there is no evidence of an accounting sale to the landlord upon construction completion, which precludes sale-leaseback accounting. As a result, the building assets and corresponding financial obligation will remain on the Company’s balance sheet and will be amortized over the life of the underlying building asset. As of September 27, 2026, the Company has recorded $118.6 million in both building assets and finance obligations. Construction was completed during the third quarter of 2026, and the Company began recognizing depreciation and interest expense associated with the building asset and related finance obligation upon taking possession of the property. Additionally, this lease includes a residual value guarantee under which the Company guarantees that the fair value of the leased assets will equal or exceed the guaranteed amount upon completion of the initial term of the lease if the Company does not choose to renew the lease. If the fair value does not exceed the guaranteed amount, the Company will pay the lessor the difference between fair value and the guaranteed amount. As of September 27, 2026, no amounts related to the residual value guarantee have been deemed probable.
5. Income Taxes
The Company’s effective tax rate increased to 25.1% for the thirteen weeks ended September 27, 2026, compared to 24.0% for the thirteen weeks ended September 28, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for transferable tax credits, a reduction in the benefit of federal tax credits, and a reduction in the benefit for share-based compensation in the current year, partially offset by a decrease in non-deductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards was $1.1 million and $1.3 million for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively.
The Company’s effective tax rate increased to 24.9% for the thirty-nine weeks ended September 27, 2026, compared to 23.2% for the thirty-nine weeks ended September 28, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for share-based compensation, a reduction in the benefit for transferable tax credits, and a reduction in the benefit of federal tax credits in the current year partially offset by a decrease in non-deductible executive compensation. The income tax effect resulting from excess tax benefits of share-based payment awards was $5.7 million and $15.7 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.
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
Litigation
Harvest Sherwood
In February 2025, the Company terminated its agreement with Harvest Sherwood Food Distributors, Inc. (“Harvest Sherwood”) for the distribution of certain meat and seafood products to the Company due to, among other things, Harvest Sherwood’s failure to pay the Company’s vendors for these products. Subsequently, on February 24, 2025, Harvest Sherwood filed a complaint against the Company in the Superior Court for the State of Delaware alleging breach of contract among other claims and seeking monetary damages of approximately $42.0 million. On March 6, 2025, the Company filed an answer and counterclaims against Harvest Sherwood, asserting its defenses to the complaint and its claims against Harvest Sherwood for breach of contract, negligent misrepresentation and unjust enrichment, among others, and seeking monetary damages of approximately $65.0 million. On May 5, 2025, Harvest Sherwood filed a petition for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") and filed a substantially similar adversary proceeding against the Company in the Bankruptcy Court. As a result, the Company's litigation against Harvest Sherwood was stayed in the Superior Court for the State of Delaware. In June 2026, the Company and Harvest Sherwood agreed in principle to a settlement of all pending litigation and release of claims against each other in exchange for payment of an immaterial amount by the Company to Harvest Sherwood. The settlement was approved by the Bankruptcy Court on July 27, 2026, and the Company paid Harvest Sherwood the agreed-upon settlement amount in August 2026. Following this settlement, the parties jointly dismissed the claims asserted against each other in the Superior Court for the State of Delaware.
Stockholder Actions
On November 24, 2025, a complaint was filed in the United States District Court for the District of Arizona (the "District Court") against the Company and certain of its officers by Singh Family Revocable Trust u/a dtd 02/18/2019 on behalf of a purported class of the Company's stockholders. The complaint purports to assert claims under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, based on allegedly false and misleading statements made by certain of the Company's officers regarding the resilience of its customers against macroeconomic pressures. The complaint seeks damages on behalf of the purported class in an unspecified amount and an award of reasonable costs and attorneys’ fees. On September 4, 2026, the District Court appointed stockholder Peter Robinson as the lead plaintiff in this matter. The parties agreed to, and the District Court subsequently ordered, a November 10, 2026 deadline for the lead plaintiff to file an amended complaint.
On December 16, 2025, stockholder Fraser MacDonald filed a separate complaint in the District Court, purporting to assert derivatively on behalf of the Company claims under federal and state law against nine of the Company’s directors and officers. This complaint echoes many of the substantive allegations in the Singh Family Revocable Trust securities class action and, in addition to unspecified damages and attorneys’ fees, seeks corporate governance reforms by the Company. On January 9, 2026, another complaint was filed by stockholder Richard Kaiser in the District Court, asserting similar claims against the same nine directors and officers on similar grounds. On February 6, 2026, the District Court issued an order consolidating the two derivative actions under the caption MacDonald v. Sinclair, et al., No. CV-25-04723-PHX-DWL (D. Ariz.). On April 21, 2026, the Court granted the defendants’ unopposed motion to stay the consolidated case pending resolution of the Singh Family Revocable Trust securities class action. The case is presently stayed accordingly.

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company and its executives intend to defend these cases vigorously, but at this stage of the proceedings, the Company is unable to predict or reasonably estimate any potential loss or effect on the Company. Accordingly, no loss contingency was recorded for these actions.
7. Stockholders’ Equity
Share Repurchases
On August 13, 2025, the Company's board of directors (the "Board") authorized a new $1 billion share repurchase program for its common stock. The new authorization replaced the Company's then-existing share repurchase authorization of $600 million that was due to expire on May 22, 2027, of which $142.6 million remained available upon its replacement, and under which no further shares may be repurchased. The new repurchase authorization does not have an expiration date; however, the Board expects to periodically review the authorization to assess its continued appropriateness in light of the Company's capital allocation priorities, market conditions, alternative investment opportunities, and other factors. The following table outlines the common stock share repurchase programs authorized by the Board and the related repurchase activity and available authorization as of September 27, 2026:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$463,215	$536,785
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
Share repurchase activity under the Company’s repurchase programs for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Number of common shares acquired	1,126,323	364,852	3,888,075	2,399,289
Average price per common share acquired	$79.98	$137.49	$77.65	$143.76
Total cost of common shares acquired	$90,081	$50,162	$301,891	$344,911
Shares purchased under the Company’s repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to September 27, 2026 and through October 26, 2026, the Company repurchased an additional 0.5 million shares of common stock for $30.0 million, excluding excise tax.
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
A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Basic net income per share:
Net income	$113,421	$120,116	$406,340	$433,845
Weighted average shares outstanding - basic	93,128	97,672	93,976	98,023
Basic net income per share	$1.22	$1.23	$4.32	$4.43
Diluted net income per share:
Net income	$113,421	$120,116	$406,340	$433,845
Weighted average shares outstanding - basic	93,128	97,672	93,976	98,023
Dilutive effect of share-based awards:
Assumed exercise of options to purchase shares	327	532	344	563
RSUs	105	237	123	330
PSAs	106	274	113	170
Weighted average shares and equivalent shares outstanding - diluted	93,666	98,715	94,556	99,086
Diluted net income per share	$1.21	$1.22	$4.30	$4.38
For the thirteen weeks ended September 27, 2026, the Company had 0.2 million options, 0.1 million RSUs and 0.1 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirteen weeks ended September 28, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
For the thirty-nine weeks ended September 27, 2026, the Company had 0.1 million options, 0.1 million RSUs and 0.1 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met. For the thirty-nine weeks ended September 28, 2025, the Company had 0.1 million options and 0.2 million PSAs outstanding, which were excluded from the computation of diluted net income per share as those awards would have been antidilutive or were performance awards with performance conditions not yet deemed met.
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
The following table represents the significant expense and key metrics reviewed by the CODM:

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net Sales	$2,304,720	$2,200,430	$6,959,703	$6,657,468
Less:
Cost of sales	1,423,926	1,349,379	4,260,985	4,057,454
Direct store expenses	605,239	566,129	1,772,390	1,652,952
Other segment items (1)	122,770	127,524	384,062	383,976
Interest expense/(income), net	1,419	(690)	1,358	(2,045)
Income tax provision	37,945	37,972	134,568	131,286
Net income	$113,421	$120,116	$406,340	$433,845
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
In accordance with ASC 606, the following table represents a disaggregation of revenue for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	Thirteen weeks ended
	September 27, 2026		September 28, 2025
Perishables	$1,319,513	57.3%	$1,265,962	57.5%
Non-Perishables	985,207	42.7%	934,468	42.5%
Net Sales	$2,304,720	100.0%	$2,200,430	100.0%

	Thirty-nine weeks ended
	September 27, 2026		September 28, 2025
Perishables	$3,965,679	57.0%	$3,806,839	57.2%
Non-Perishables	2,994,024	43.0%	2,850,629	42.8%
Net Sales	$6,959,703	100.0%	$6,657,468	100.0%
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

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Awards Granted under the 2022 Incentive Plan
During the thirty-nine weeks ended September 27, 2026, the Company granted the following share-based compensation awards under the 2022 Incentive Plan:

Grant Date	RSUs	PSAs	Options
March 12, 2026	335,408	119,012	112,765
April 30, 2026	7,395	2,125	2,798
June 4, 2026	9,469	—	—
August 5, 2026	1,267	—	—
August 28, 2026	5,078	—	—
September 10, 2026	11,791	874	1,206
Total	370,408	122,011	116,769
Weighted average grant date fair value	$78.78	$78.84	$30.32
Weighted average exercise price	$—	$—	$78.84
The aggregate number of shares of common stock that may be issued to team members and directors under the 2022 Incentive Plan may not exceed 6,600,000, subject to the following adjustments. If any awards granted under the 2022 Incentive Plan, terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested or paid in shares, the shares will again be available for purposes of the 2022 Incentive Plan. The number of shares subject to outstanding awards under the Sprouts Farmers Market, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”) that terminate, expire, are paid in cash, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the 2013 Incentive Plan after the effective date of the 2022 Incentive Plan will be available for issuance under the 2022 Incentive Plan. As of September 27, 2026, there were 1,058,845 stock awards outstanding and 4,710,754 shares of common stock remaining available for issuance under the 2022 Incentive Plan.
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
PSAs
Our PSAs are awarded subject to the Company achieving certain earnings before interest and taxes (“EBIT”) performance targets for the fiscal year two years subsequent to the year of issuance. In accordance with ASC 718 Compensation-Stock Compensation, the Company evaluates the probability of achieving the EBIT performance targets (and increments of the range thereof) at issuance and at each subsequent reporting period, based on the Company’s then-current forecast of EBIT for the relevant performance year, and the

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
cumulative expense is recorded over the three-year service period according to the amount expected to be realized.
PSAs granted in 2023 are subject to the Company achieving certain EBIT performance targets for the 2025 fiscal year. The criteria was based on a range of performance targets in which grantees may earn 0% to 200% of the base number of awards granted. The performance conditions with respect to fiscal year 2025 EBIT were deemed to have been met, and the PSAs vested at the maximum payout level on the third anniversary of the grant date (March 2026). There were no outstanding 2023 PSAs as of September 27, 2026.
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
Share-based Compensation Expense
The Company presents share-based compensation expense in selling, general and administrative expenses on the Company’s consolidated statements of income. The amount recognized was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Share-based compensation expense	$3,798	$7,642	$19,465	$22,045
The following share-based awards were outstanding under the 2022 Incentive Plan and the 2013 Incentive Plan as of September 27, 2026 and September 28, 2025:

	As of
	September 27, 2026	September 28, 2025
	(in thousands)
Options
Vested	532	544
Unvested	194	213
RSUs	518	430
PSAs	260	306

SPROUTS FARMERS MARKET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 27, 2026, total unrecognized compensation expense and remaining weighted average recognition period related to outstanding share-based awards were as follows:

	Unrecognized compensation expense	Remaining weighted average recognition period
Options	$4,749	2.0
RSUs	34,592	2.1
PSAs	10,855	2.0
Total unrecognized compensation expense at September 27, 2026	$50,196
During the thirty-nine weeks ended September 27, 2026 and September 28, 2025, the Company received $2.3 million and $1.7 million, respectively, in cash proceeds from the exercise of options.

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
Business Overview
Sprouts Farmers Market offers a unique specialty grocery experience featuring an open layout with fresh produce at the heart of the store. Sprouts inspires wellness naturally with a carefully curated assortment of better-for-you products paired with purpose-driven people. We continue to bring the latest in wholesome, innovative products made with lifestyle-friendly ingredients such as organic, plant-based and gluten-free. From our founding in 2002, we have grown rapidly, significantly increasing our sales, store count and profitability. Headquartered in Phoenix with 504 stores in 25 states as of September 27, 2026, we are one of the largest and fastest growing specialty retailers of fresh, natural and organic food in the United States.
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
•Market Expansion. We are delivering unique smaller stores with expectations of stronger returns, while maintaining the approachable, fresh-focused farmer’s market heritage Sprouts is known for. From 2021 through September 27, 2026, we have opened 140 new stores and remodeled one store featuring our updated format. Our geographic store expansion and new store placement will intersect where our target customers live, in markets with growth potential and supply chain support, which we believe will provide a long runway of approximately 10% annual unit growth.
•Create an Advantaged Supply Chain. We believe our network of distribution centers can drive efficiencies across the chain and support our growth plans. To further deliver on our fresh commitment and reputation, as well as to increase our local offerings and improve our financial results, we aspire to ultimately position fresh distribution centers within a 250-mile radius of stores. As a step to improve our fresh supply chain, in 2025 we began the transition to a self-distribution model for meat and seafood through our fresh distribution centers. As a result, we are better leveraging our existing distribution center capacity, and approximately 80% of our stores were within 250 miles of a distribution center as of September 27, 2026.
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
The thirteen weeks ended September 27, 2026 were characterized by headwinds from the disruption caused by the cyclospora outbreak, which negatively impacted a number of our produce categories, as well as an uneven macroeconomic backdrop, resulting in lower traffic and more measured spending among our customers. We are addressing these challenges through our initiatives in affordability, innovation, personalization, marketing, and supply chain as we continue executing our long-term growth strategy. In the fourth quarter of fiscal 2026 and into fiscal 2027, we expect to increase and accelerate investments in affordability, including broader and deeper price investments, as well as investments in technology and supply chain. We will continue to assess customer response and may adjust the scale and pace of these investments accordingly. We expect these investments, together with lower comparable store sales, to pressure our margins in the near term.
Results of Operations for Thirteen Weeks Ended September 27, 2026 and September 28, 2025
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Thirteen weeks ended
	September 27, 2026	September 28, 2025
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$2,304,720	$2,200,430
Cost of sales	1,423,926	1,349,379
Gross profit	880,794	851,051
Selling, general and administrative expenses	683,262	653,329
Depreciation and amortization (exclusive of depreciation included in cost of sales)	44,916	38,862
Store closure and other costs/(credits), net	(169)	1,462
Income from operations	152,785	157,398
Interest expense/(income), net	1,419	(690)
Income before income taxes	151,366	158,088
Income tax provision	37,945	37,972
Net income	$113,421	$120,116

Weighted average shares outstanding - basic	93,128	97,672
Dilutive effect of equity-based awards	538	1,043
Weighted average shares and equivalent shares outstanding - diluted	93,666	98,715
Diluted net income per share	$1.21	$1.22

	Thirteen weeks ended
	September 27, 2026	September 28, 2025
Other Operating Data:
Comparable store sales	(0.9)%	5.9%
Stores at beginning of period	490	455
Closed	(1)	—
Opened	15	9
Stores at end of period	504	464
Comparison of Thirteen Weeks Ended September 27, 2026 to Thirteen Weeks Ended September 28, 2025

Net sales

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Net sales	$2,304,720	$2,200,430	$104,290	5%
Comparable store sales	(0.9)%	5.9%
Net sales during the thirteen weeks ended September 27, 2026 totaled $2.3 billion, an increase of $104.3 million, or 5%, compared to the thirteen weeks ended September 28, 2025. The sales increase was primarily driven by $128.8 million in sales from new stores, partially offset by a 0.9% decrease in comparable store sales. The decrease in comparable store sales was primarily related to a 3.3% decrease in the number of transactions partially offset by a 2.5% increase in transaction size. Included in the comparable store sales decrease was a 0.6% negative impact from the cyclospora outbreak.
Cost of sales and gross profit

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Net sales	$2,304,720	$2,200,430	$104,290	5%
Cost of sales	1,423,926	1,349,379	74,547	6%
Gross profit	880,794	851,051	29,743	3%
Gross margin	38.2%	38.7%	(0.5)%
Gross profit totaled $880.8 million during the thirteen weeks ended September 27, 2026, an increase of $29.7 million, or 3%, compared to the thirteen weeks ended September 28, 2025, primarily driven by $47.3 million due to increased sales volume from new stores, partially offset by lower comparable store sales. Gross margin decreased by 0.5% to 38.2% for the thirteen weeks ended September 27, 2026, compared to 38.7% for the thirteen weeks ended September 28, 2025, primarily driven by increased shrink of approximately 0.4% of sales as a result of softer comparable store sales performance and higher fuel costs of approximately 0.1% of sales.
Selling, general and administrative expenses

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Selling, general and administrative expenses	$683,262	$653,329	$29,933	5%
Percentage of net sales	29.6%	29.7%	(0.1)%

Selling, general and administrative expenses during the thirteen weeks ended September 27, 2026 increased $29.9 million, or 5%, compared to the thirteen weeks ended September 28, 2025. The increase was primarily due to the increased expenses of $43.9 million associated with new stores. This was partially offset by a decrease of $15.2 million in incentive compensation costs.
Depreciation and amortization

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Depreciation and amortization	$44,916	$38,862	$6,054	16%
Percentage of net sales	1.9%	1.8%	0.1%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $44.9 million for the thirteen weeks ended September 27, 2026, compared to $38.9 million for the thirteen weeks ended September 28, 2025. The increase was primarily driven by $3.3 million of depreciation and amortization associated with leasehold improvements and equipment for new store openings.
Store closure and other costs/(credits), net

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Store closure and other costs/(credits), net	$(169)	$1,462	$(1,631)	(112)%
Percentage of net sales	—%	0.1%	(0.1)%
Store closure and other costs/(credits), net decreased $1.6 million to ($0.2) million for the thirteen weeks ended September 27, 2026, compared to $1.5 million for the thirteen weeks ended September 28, 2025. Store closure and other costs/(credits), net primarily consist of ongoing occupancy costs, including sublease income, associated with our closed store locations as well as one-time costs associated with disaster recovery activity.
Interest expense/(income), net

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Long-term debt	$177	$204	$(27)	(13)%
Finance leases	1,399	337	1,062	315%
Deferred financing costs	134	370	(236)	(64)%
Interest income and other	(291)	(1,601)	1,310	82%
Total interest expense/(income), net	$1,419	$(690)	$2,109	306%
Total interest expense, net of $1.4 million for the thirteen weeks ended September 27, 2026 changed compared to total interest income, net of ($0.7) million for the thirteen weeks ended September 28, 2025 primarily due to lower interest rates and invested cash as well as the increase in finance lease obligations. See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:
The table below provides the updated requirements of ASU no. 2023-09 for the thirteen weeks ended September 27, 2026.

	Thirteen weeks ended
	September 27, 2026
Federal statutory rate	$31,787	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit(1)	7,441	4.9%
Enhanced charitable contributions	(1,316)	(0.9)%
Non-deductible Executive Compensation	1,189	0.8%
Benefit of Federal Tax Credit	(39)	—%
Benefit of Transferable Tax Credit	(71)	—%
Share-based payment awards	(1,062)	(0.7)%
Return to Provision	(271)	(0.2)%
Other, net(2)	287	0.2%
Effective tax rate	$37,945	25.1%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes items that are immaterial individually and in total.

Thirteen weeks ended
September 28, 2025
Federal statutory rate	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.2%
Enhanced charitable contributions	(0.9)%
Non-deductible Executive Compensation	1.9%
Benefit of Federal Tax Credit	(0.4)%
Benefit of Transferable Tax Credit	(1.8)%
Share-based payment awards	(0.8)%
Return to Provision	(0.2)%
Other, net	—%
Effective tax rate	24.0%

The effective tax rate increased to 25.1% for the thirteen weeks ended September 27, 2026 from 24.0% for the thirteen weeks ended September 28, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for transferable tax credits, a reduction in the benefit for federal credits, and a reduction in the benefit for share-based compensation, partially offset by a decrease in non-deductible executive compensation.
Net income

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Net income	$113,421	$120,116	$(6,695)	(6)%
Percentage of net sales	4.9%	5.5%	(0.6)%

Net income decreased $6.7 million, primarily due to decreased comparable store sales and for the reasons discussed above.
Diluted earnings per share

	Thirteen weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Diluted earnings per share	$1.21	$1.22	$(0.01)	(1)%
Diluted weighted average shares outstanding	93,666	98,715	(5,049)
The decrease in diluted earnings per share of $0.01 was primarily driven by lower net income, partially offset by fewer outstanding shares, largely due to share repurchase activity during the thirteen weeks ended September 27, 2026 under our share repurchase program.
Results of Operations for Thirty-nine Weeks Ended September 27, 2026 and September 28, 2025
The following tables set forth our unaudited results of operations and other operating data for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025
Unaudited Quarterly Consolidated Statement of Income Data:
Net sales	$6,959,703	$6,657,468
Cost of sales	4,260,985	4,057,454
Gross profit	2,698,718	2,600,014
Selling, general and administrative expenses	2,024,676	1,921,682
Depreciation and amortization (exclusive of depreciation included in cost of sales)	130,024	110,567
Store closure and other costs, net	1,752	4,679
Income from operations	542,266	563,086
Interest expense/(income), net	1,358	(2,045)
Income before income taxes	540,908	565,131
Income tax provision	134,568	131,286
Net income	$406,340	$433,845

Weighted average shares outstanding - basic	93,976	98,023
Dilutive effect of equity-based awards	580	1,063
Weighted average shares and equivalent shares outstanding - diluted	94,556	99,086
Diluted net income per share	$4.30	$4.38

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025
Other Operating Data:
Comparable store sales	(1.2)%	9.3%
Stores at beginning of period	477	440
Closed	(1)	—
Opened	28	24
Stores at end of period	504	464
Comparison of Thirty-nine Weeks Ended September 27, 2026 to Thirty-nine Weeks Ended September 28, 2025
Net Sales

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Net sales	$6,959,703	$6,657,468	$302,235	5%
Comparable store sales growth	(1.2)%	9.3%
Net sales during the thirty-nine weeks ended September 27, 2026 totaled $7.0 billion, an increase of $302.2 million, or 5%, compared to the thirty-nine weeks ended September 28, 2025. The sales increase was driven by $403.6 million in sales from new stores, partially offset by a 1.2% decrease in comparable store sales. The decrease in comparable store sales was primarily related to a 3.4% decrease in the number of transactions, partially offset by a 2.2% increase in transaction size. The impact of the cyclospora outbreak was immaterial to the comparable store sales decrease for the thirty-nine weeks ended September 27, 2026.
Cost of sales and gross profit

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Net sales	$6,959,703	$6,657,468	$302,235	5%
Cost of sales	4,260,985	4,057,454	203,531	5%
Gross profit	2,698,718	2,600,014	98,704	4%
Gross margin	38.8%	39.1%	(0.3)%
Gross profit totaled $2.7 billion during the thirty-nine weeks ended September 27, 2026, an increase of $98.7 million, or 4%, compared to the thirty-nine weeks ended September 28, 2025, driven by $145.7 million due to increased sales volume from new stores, partially offset by lower comparable store sales. Gross margin decreased to 38.8% for the thirty-nine weeks ended September 27, 2026, compared to 39.1% for the thirty-nine weeks ended September 28, 2025, primarily driven by a 0.3% increase in shrink as a percentage of sales, resulting from softer comparable store sales performance.
Selling, general and administrative expenses

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Selling, general and administrative expenses	$2,024,676	$1,921,682	$102,994	5%
Percentage of net sales	29.1%	28.9%	0.2%

Selling, general and administrative expenses during the thirty-nine weeks ended September 27, 2026 increased by $103.0 million, or 5%, compared to the thirty-nine weeks ended September 28, 2025. The increase was primarily due to increased expenses of $127.1 million associated with new stores and $8.1 million of e-commerce fees in relation to higher e-commerce sales volume. This was partially offset by a decrease of $36.1 million in incentive compensation costs.
Depreciation and amortization

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Depreciation and amortization	$130,024	$110,567	$19,457	18%
Percentage of net sales	1.9%	1.7%	0.2%
Depreciation and amortization expense (exclusive of depreciation included in cost of sales) was $130.0 million for the thirty-nine weeks ended September 27, 2026, compared to $110.6 million for the thirty-nine weeks ended September 28, 2025. The increase was primarily driven by $10.0 million of depreciation and amortization associated with leasehold improvements and equipment for new store openings.
Store closure and other costs, net

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Store closure and other costs, net	$1,752	$4,679	$(2,927)	(63)%
Percentage of net sales	—%	0.1%	(0.1)%
Store closure and other costs, net for the thirty-nine weeks ended September 27, 2026 decreased $2.9 million to $1.8 million, compared to $4.7 million for the thirty-nine weeks ended September 28, 2025. Store closure and other costs, net primarily consist of ongoing occupancy costs, including sublease income, associated with our closed store locations as well as one-time costs associated with disaster recovery activity.
Interest expense/(income), net

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Long-term debt	$554	$629	$(75)	(12)%
Finance leases	1,911	681	1,230	181%
Deferred financing costs	401	756	(355)	(47)%
Interest income and other	(1,508)	(4,111)	2,603	63%
Total interest expense/(income), net	$1,358	$(2,045)	$3,403	166%
Total interest expense, net of $1.4 million for the thirty-nine weeks ended September 27, 2026 changed compared to total interest income, net of ($2.0) million for the thirty-nine weeks ended September 28, 2025, primarily due to lower interest rates and invested cash as well as the increase in finance lease obligations. See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements.

Income tax provision
Income tax provision differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:
The table below provides the updated requirements of ASU no. 2023-09 for the thirty-nine weeks ended September 27, 2026.

	Thirty-nine weeks ended
	September 27, 2026
Federal statutory rate	$113,591	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit(1)	26,772	4.9%
Enhanced charitable contributions	(4,954)	(0.9)%
Non-deductible Executive Compensation	5,270	1.0%
Benefit of Federal Tax Credit	(111)	—%
Benefit of Transferable Tax Credit	(223)	—%
Share-based payment awards	(5,676)	(1.0)%
Return to Provision	(293)	(0.1)%
Other, net(2)	192	—%
Effective tax rate	$134,568	24.9%
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes items that are immaterial individually and in total.

Thirty-nine weeks ended
September 28, 2025
Federal statutory rate	21.0%
Change in income taxes resulting from:
State income taxes, net of federal benefit	5.1%
Enhanced charitable contributions	(0.9)%
Non-deductible Executive Compensation	1.6%
Benefit of Federal Tax Credit	(0.2)%
Benefit of Transferable Tax Credit	(0.5)%
Share-based payment awards	(2.8)%
Return to Provision	(0.1)%
Other, net	—%
Effective tax rate	23.2%

The effective tax rate increased to 24.9% for the thirty-nine weeks ended September 27, 2026 from 23.2% for the thirty-nine weeks ended September 28, 2025. The increase in the effective tax rate was primarily driven by a reduction in the benefit for share-based compensation, a reduction in the benefit for transferable tax credits, and a reduction in the benefit for federal credits partially offset by a decrease in non-deductible executive compensation.

Net income

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Net income	$406,340	$433,845	$(27,505)	(6)%
Percentage of net sales	5.8%	6.5%	(0.7)%
Net income decreased $27.5 million primarily due to decreased comparable store sales and the reasons discussed above.
Diluted earnings per share

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change	% Change
Diluted earnings per share	$4.30	$4.38	$(0.08)	(2)%
Diluted weighted average shares outstanding	94,556	99,086	(4,530)
The decrease in diluted earnings per share of $0.08 was primarily driven by lower net income, partially offset by fewer outstanding shares, largely due to our share repurchase program.
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

Our calculation of ROIC for the fiscal periods indicated was as follows:

	Rolling Four Quarters Ended
	September 27, 2026	September 28, 2025
	(dollars in thousands)
Net income (1)	$496,165	$513,447
Interest (income) expense, net of tax (2)	583	(2,947)
Net operating profit after tax (NOPAT)	$496,748	$510,500

Total rent expense, net of tax (2)	223,016	204,225
Estimated depreciation on operating leases, net of tax (2)	(121,368)	(112,661)
Estimated interest on operating leases, net of tax (2), (3)	101,648	91,564
NOPAT, including effect of operating leases	$598,396	$602,064

Average net working capital	159,548	165,830
Average property and equipment	1,126,903	911,604
Average other assets	611,838	605,688
Average other liabilities	(123,220)	(110,141)
Average invested capital	$1,775,069	$1,572,981

Average operating leases (4)	1,943,961	1,715,590
Average invested capital, including operating leases	$3,719,030	$3,288,571

ROIC, including operating leases	16.1%	18.3%
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
Liquidity and Capital Resources
The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash, cash equivalents and restricted cash at the end of each period:

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025
Cash, cash equivalents and restricted cash at end of period	$231,259	$325,480
Cash flows from operating activities	$555,127	$577,471
Cash flows used in investing activities	$(284,210)	$(176,081)
Cash flows used in financing activities	$(300,552)	$(343,123)
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
Operating Activities
Cash flows from operating activities decreased by $22.4 million to $555.1 million for the thirty-nine weeks ended September 27, 2026 compared to $577.5 million for the thirty-nine weeks ended September 28, 2025. The decrease in cash flows from operating activities was primarily a result of changes in working capital of $62.6 million, partially offset by a $20.8 million decrease in payments on our operating lease liabilities, higher net income adjusted for non-cash items of $13.5 million, and a $5.7 million increase in other long-term liabilities.
Cash flows (used in)/provided by operating activities from changes in working capital were ($39.4) million in the thirty-nine weeks ended September 27, 2026 compared to $23.2 million in the thirty-nine weeks ended September 28, 2025. The $62.6 million decrease in cash flows from changes in working capital was primarily attributable to the following factors, each of which had a negative impact on working capital: (i) a $76.6 million change in accounts payable and accrued liabilities primarily due to timing differences of payments for goods and services, (ii) a $22.1 million change in accrued salaries and benefits primarily driven by the payout of annual corporate bonuses, (iii) a $16.2 million change in accounts receivable driven by the timing of collections, and (iv) an $11.5 million change in accrued income tax. These decreases were partially offset by (i) a $43.3 million change in inventory largely due to improved inventory positioning and (ii) a $20.5 million change in prepaid expenses and other current assets primarily driven by tax expense exceeding tax payments.
Investing Activities
Cash flows used in investing activities consist primarily of capital expenditures in new stores, including leasehold improvements and store equipment, capital expenditures to maintain the appearance of our stores, sales enhancing initiatives and other corporate investments as well as cash outlays for acquisitions. Cash flows used in investing activities were $284.2 million and $176.1 million, for the thirty-nine weeks ended September 27, 2026 and the thirty-nine weeks ended September 28, 2025, respectively.
We expect capital expenditures to be approximately $310 million in fiscal year 2026, including expenditures incurred to date, net of landlord reimbursements, primarily to fund investments in new stores, remodels, maintenance capital expenditures and corporate capital expenditures. We expect to fund our capital expenditures with cash on hand and cash generated from operating activities.
Financing Activities
Cash flows used in financing activities were $300.6 million for the thirty-nine weeks ended September 27, 2026 compared to $343.1 million for the thirty-nine weeks ended September 28, 2025. In both periods, the cash flows used in financing activities primarily consisted of repurchases of our common stock.
Long-Term Debt and Credit Facilities
The Company had no long-term debt outstanding as of September 27, 2026 and December 28, 2025.
See Note 4, “Long-Term Debt and Other Finance Obligations” of our unaudited consolidated financial statements for a description of our Credit Agreement and our Former Credit Facility (each as defined therein).

Share Repurchase Program
Our board of directors from time to time authorizes share repurchase programs for our common stock. The following table outlines the share repurchase programs authorized by our board, and the related repurchase activity and available authorization as of September 27, 2026:

Effective date	Expiration date	Amount authorized	Cost of repurchases	Authorization available
May 22, 2024	May 22, 2027	$600,000	$457,408	$—
August 13, 2025	N/A	$1,000,000	$463,215	$536,785
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
Share repurchase activity under our repurchase program for the periods indicated was as follows (total cost in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Number of common shares acquired	1,126,323	364,852	3,888,075	2,399,289
Average price per common share acquired	$79.98	$137.49	$77.65	$143.76
Total cost of common shares acquired	$90,081	$50,162	$301,891	$344,911
Shares purchased under our repurchase programs were subsequently retired and the excess of the repurchase price over par value was charged to retained earnings. The cost of common shares repurchased included the 1% excise tax imposed as part of the Inflation Reduction Act of 2022.
Subsequent to September 27, 2026 and through October 26, 2026, we repurchased an additional 0.5 million shares of common stock for $30.0 million, excluding excise tax.
Contractual Obligations
Our principal contractual obligations and commitments arising in the normal course of business consist of obligations under our Credit Agreement, interest on our Credit Agreement, operating and finance leases, purchase commitments and self-insurance liabilities. Except as otherwise disclosed in Note 4, “Long-Term Debt and Other Finance Obligations” and Note 6, "Commitments and Contingencies" of our unaudited consolidated financial statements, there have been no material changes outside the normal course of business as of September 27, 2026 in our contractual obligations and commitments from those reported in our 2025 Form 10-K.
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
There have been no substantial changes to these estimates, or the policies related to them during the thirteen and thirty-nine weeks ended September 27, 2026. For a full discussion of these estimates and policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in Part II — Item 7 of our 2025 Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As described in Note 4, “Long-Term Debt and Other Finance Obligations” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, our Credit Agreement bears interest at a rate based in part on SOFR (as defined in the Credit Agreement). Accordingly, we could be exposed to fluctuations in interest rates. As of September 27, 2026, we had no outstanding borrowings under our Credit Agreement.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarterly period ended September 27, 2026, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity during the thirteen weeks ended September 27, 2026.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
June 29, 2026 - July 26, 2026	503,699	$79.41	503,699	$586,006,000
July 27, 2026 - August 23, 2026	216,567	$83.11	216,567	$568,007,000
August 24, 2026 - September 27, 2026	406,057	$76.89	406,057	$536,785,000
Total	1,126,323		1,126,323
(1)Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2026.
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

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
On August 19, 2026, Jack Sinclair, our Chief Executive Officer and member of our board of directors, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”) that provided for the sale of up to 122,830 shares of our common stock beginning December 1, 2026 through May 4, 2027 (the "August 10b5-1 Plan"). On September 10, 2026, Mr. Sinclair terminated the August 10b5-1 Plan and entered into a new Rule 10b5-1 Trading Plan for the sale of up to 206,896 shares of our common stock beginning December 14, 2026 through May 4, 2027.
During the third quarter of 2026, except as described above, none of our directors or executive officers adopted or terminated a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_____________________________________________________________

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPROUTS FARMERS MARKET, INC.

Date: October 28, 2026	By:	/s/ Curtis Valentine
	Name:	Curtis Valentine
	Title:	Chief Financial Officer
(Principal Financial Officer)